Form 10QSB
period 2006-06-30
Driftwood Ventures, Inc.
filed 2006-09-12
CIK 1326652

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended June 30, 2006.

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-124829
                                           ----------



                            DRIFTWOOD VENTURES, INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                        Applied For
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

707 7th Avenue, Suite 5
New Westminster, British Columbia, Canada                 V3M 2J2
-----------------------------------------             -------------------
(Address of principal executive offices)             (Postal or Zip Code)


Issuer's telephone number, including area code: 250-729-5731


                                      None

 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [ X ]   No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,807,000 Shares of $0.001 par value Common Stock outstanding as of September 11, 2006.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                  JUNE 30, 2006













BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,           December 31,
                                                                                           2006                     2005
                                                                                           ----                     ----
                                                                                        (Unaudited)             (Audited)
ASSETS

Current asset
     Cash                                                                       $         13,909         $         2,577
                                                                                ------------------------ ----------------------

                                                                                $         13,909         $         2,577
===============================================================================================================================


LIABILITIES

Current liabilities
     Accounts payable and accrued liabilities                                   $          4,804         $         5,387
     Advances from related party (Note 3)                                                 20,000                     100
                                                                                ------------------------ ----------------------
                                                                                          24,804                   5,487
                                                                                ------------------------ ----------------------

STOCKHOLDERS' DEFICIT

Common Stock (Note 4)
     Authorized:
         75,000,000 common shares with a par value of $0.001

     Issued and Outstanding:
          5,807,000 common shares
          (December 31, 2005: 5,807,000)                                                   5,807                   5,807
     Additional paid-in capital                                                           22,293                  22,293
     Donated capital (Note 3)                                                             14,000                   9,800
     Deficit accumulated during the exploration stage                                   (52,995)                (40,810)
                                                                                ------------------------ ----------------------
                                                                                         (10,895)                 (2,910)
                                                                                ------------------------ ----------------------

                                                                                $         13,909         $         2,577
===============================================================================================================================


Nature And Continuance Of Operations (Note 1)







     The accompanying notes are an integral part of these interim financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Period from
                                              Three months     Three month       Six months      Six months    February 13, 2003
                                                  ended            ended            ended           ended         (Inception) to
                                                June 30,          June 30,         June 30,        June 30,          June 30,
                                                  2006              2005             2006            2005              2006
                                                  ----              ----             ----            ----              ----


Revenue                                     $           -    $           -   $             -  $            -    $               -
---------------------------------------------------------------------------------------------------------------------------------
Expenses
     Donated services and rent (Note 3)             2,100            2,100             4,200           4,200               14,000
     Mineral property costs (Note 5)                    -                -                 -               -               10,400
     Organizational costs                               -                -                 -               -                  420
     Office and sundry                                254              731             1,399             862                4,163
     Professional fees                              4,586            5,749             6,586           8,008               24,012
---------------------------------------------------------------------------------------------------------------------------------

Net Loss                                    $      (6,940)   $      (8,580)  $       (12,185) $      (13,070)    $        (52,995)
=================================================================================================================================


Basic and Diluted Loss Per Share            $       (0.00)   $       (0.00)  $         (0.00) $        (0.00)
=================================================================================================================================

Weighted Average Number Of Shares Outstanding
                                                5,807,000        5,807,000         5,807,000       5,807,000
=================================================================================================================================




     The accompanying notes are an integral part of these interim financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Period from
                                                                Six months              Six months           February 13, 2003
                                                                  ended                   ended              (Inception) to
                                                                 June 30,                June 30,                June 30,
                                                                   2006                    2005                    2006
                                                                   ----                    ----                    ----

Cash Flows From Operating Activities
     Net loss                                             $        (12,185)       $        (13,070)       $        (52,995)
     Adjustment to reconcile net loss to net cash used
     in operating activities:
       Donated management services and rent                          4,200                   4,200                  14,000
     Change in non-cash working capital
      balance related to operations:
        Accounts payable and accrued liabilities                      (583)                  2,507                   4,804
                                                              ------------------------------------------------------------------
Net cash flows used in operations                                   (8,568)                 (6,363)                (34,191)
                                                              ------------------------------------------------------------------

Cash Flows From Financing Activities
     Capital stock issued                                                -                   1,000                  28,100
     Advances from related party                                    19,900                       -                  20,000
                                                              ------------------------------------------------------------------
Net cash flows from financing activities                            19,900                   1,000                  48,100
                                                              ------------------------------------------------------------------

Increase (Decrease)
In Cash                                                             11,332                  (5,363)                 13,909

Cash, Beginning                                                      2,577                  20,138                       -
                                                              ------------------------------------------------------------------

Cash, Ending                                              $         13,909        $         14,775        $         13,909
================================================================================================================================


Supplementary Cash Flow Information
     Cash paid for:
         Interest                                         $              -        $              -        $              -
         Income taxes                                     $              -        $              -        $              -
================================================================================================================================



     The accompanying notes are an integral part of these interim financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
           PERIOD FROM FEBRUARY 13, 2003 (INCEPTION) TO JUNE 30, 2006

                                                                                                   Deficit
                                                                       Common                    Accumulated
                                                         Additional    Shares                     During the
                                         Common Shares      Paid-in Subscription  Donated        Exploration
                                      Number    Par Value   Capital  Receivable   Capital           Stage            Total
Balance, February 13, 2003
(Date of Inception)                        -  $        - $        - $       -  $         -   $            -    $          -
Net loss                                   -           -          -         -            -             (420)           (420)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                  -          -          -         -            -             (420)           (420)

Shares issued for cash
 - November, 2004 at $0.001         4,900,000      4,900          -         -            -                -           4,900
 - December, 2004 at $0.01            750,000        750      6,750         -            -                -           7,500
 - December, 2004 at $0.10            157,000        157     15,543         -            -                -          15,700
Share subscription receivable               -          -          -    (1,000)           -                -          (1,000)
Donated management services and rent        -          -          -         -        1,400                -           1,400
Net loss                                    -          -          -         -            -          (12,462)        (12,462)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004          5,807,000      5,807     22,293    (1,000)       1,400          (12,882)         15,618

Share subscription receivable              -          -           -     1,000            -                -           1,000
Donated management services and rent       -          -           -         -        8,400                -           8,400
Net loss                                   -          -           -         -            -          (27,928)        (27,928)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005 (Audited)5,807,000      5,807     22,293         -        9,800          (40,810)         (2,910)

Donated management services and rent       -          -           -         -        4,200                -           4,200
Net loss                                   -          -           -         -            -          (12,185)        (12,185)
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2006 (Unaudited)  5,807,000 $    5,807 $   22,293 $       -  $    14,000   $      (52,995)   $    (10,895)
================================================================================================================================

     The accompanying notes are an integral part of these interim financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

1.   NATURE AND CONTINUANCE OF OPERATIONS

     The Company was incorporated in the State of Nevada on February 13, 2003. The Company is an exploration stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. During the year ended December 31, 2004, the Company acquired a mineral property located in the New Westminster Mining Division, British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

     Going Concern

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $52,995 at June 30, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

     Unaudited Interim Financial Statements

     The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2005 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  Basis of Presentation

         The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in U.S. dollars. The Company's fiscal year end is December 31.

     b)  Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     c)  Mineral Property Costs

         The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. To date, the Company's mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures.

     d)  Use of Estimates and Assumptions

         The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     e)  Foreign Currency Translation

         The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)  Financial Instruments

         The carrying value of cash, accounts payable and accrued liabilities, and advances from related party approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     g)  Environmental Costs

         Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the then known facts.

     h)  Income Taxes

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     i)  Basic and Diluted Net Loss Per Share

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i)  Basic and Diluted Net Loss Per Share (Continued)

         antidilutive. The Company has not issued any potential dilutive instruments since inception and accordingly diluted loss per share equals basic loss per share.

     j)  Stock Based Compensation

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

         The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the fiscal year beginning on January 1, 2006. The Company did not record any compensation expense in the first quarter of 2006 because there were no unvested stock options existing prior to the adoption. Stock-based compensation expense for awards granted prior to January 1, 2006 was based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     k)  Comprehensive Income (Loss)

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     l)  Recent Accounting Pronouncements

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

         3.   ADVANCES FROM RELATED PARTY

         A director of the Company provided a loan of $20,000 to the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

         The President of the Company donates management services and office premises to the Company. The services are valued at $500 per month and the office premises are valued at $200 per month. During the six-month ended June 30, 2006 donated services of $3,000 (2005-$3,000) and donated rent expense of $1,200 (2005-$1,200) were charged to operations.

         4.   COMMON STOCK

         The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of $0.001 per share.

         During the year ended December 31, 2004 the Company issued 5,807,000 shares for total cash proceeds of $28,100.

           At June 30, 2006, there were no outstanding stock options or warrants.

         5.  MINERAL PROPERTY

         Pursuant to a mineral property purchase agreement dated December 15, 2004, the Company acquired a 100% undivided right, title and interest in the Hope mineral claim located in the New Westminster Mining Division, British Columbia, Canada for $7,000 cash. During the year ended December 31, 2005 the Company incurred exploration expenses of $3,400 on the Hope mineral claim.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


6.   INCOME TAXES

     The components of the net deferred tax asset at June 30, 2006, and 2005 the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                             2006               2005
                                             ----               ----

    Net operating loss              $        12,185     $     13,070
                                   ================    ==============
    Statutory tax rate                         15%             15%
                                   ================    ==============
    Effective tax rate                          -              -
                                   ================    ==============



    Deferred tax asset             $         7,974     $      3,893
    Valuation allowance                     (7,974)          (3,893)
                                   ----------------    --------------

    Net deferred tax asset         $             -     $        -
                                   ================    ==============

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase two exploration program on the Silver Creek claim. We anticipate that the cost of this program will be approximately $5,000.

Following completion of the phase two exploration program, we intend to conduct a phase three program. In determining whether to conduct a phase three exploration, we will rely upon the advice of the geologist that undertakes the exploration program. Following the phase two program, the geologist will provide us with a summary of the results of the program, as well as recommendations for additional exploration, if any. These recommendations will be based on the quantity and grade of any minerals discovered and the potential to discover more mineralization on the property. Our board of directors will then review the recommendations of the geologist and determine whether to proceed with his recommendations. We are unable to determine exactly what this exploration will consist of until the second phase of exploration is complete, but we expect it will include a drilling component and will cost between $50,000 to $100,000 dollars. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

Even after completing the phase two exploration program, we will have to spend funds on further exploration before we will know if we have a commercially viable mineral deposit. We are unable to determine exactly what this exploration will consist of until the second phase of exploration is complete, but we expect it will include several drilling programs, as well as engineering studies to determine the feasibility of operating a mine on the property. These drilling programs and studies will encompass at least several phases of additional exploration and may cost several million dollars before we are able to determine if mining operations on the property are warranted.

If warranted, the phase three program will be followed by a phase four program consisting of more drilling to delineate the extent of mineralization discovered underground based on results from drilling in phase three. This program will likely cost approximately $200,000 to $300,000.

Our management will be responsible for retaining qualified personnel to conduct exploration on the Silver Creek claim and arranging for the lease of any required equipment for each phase of exploration. They will also be responsible for attempting to secure additional financing for us.

In the next 12 months, we also anticipate spending an additional $15,000 on professional fees and administrative expenses, including and anticipated costs of complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $20,000. This amount will cover the costs of the phase two exploration program. However, we will require additional funds to cover all of the anticipated administrative expenses.

We will require additional funding in order to cover a portion of our administrative costs and to proceed with additional recommended exploration work on the claim beyond the phase two program. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or through director loans. On January 15, 2006 our President, Mr. Steve Chan, loaned us $20,000 to finance anticipated expenses for the next twelve months. The loan from Mr. Steve Chan is interest free, unsecured and has no fixed terms of repayment. Mr. Chan is prepared to loan us additional funds as needed, although he does not have any obligation in this regard.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund subsequent exploration. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

If we cannot arrange financing on a timely basis, we may have to delay proposed exploration programs. Alternatively, we may consider developing the Silver Creek claim on a joint venture basis. This means that we would transfer a portion of our 100% interest in the claim to a third party in exchange for them conducting a certain amount of exploration on the claim. However, we do not have any arrangement in this regard.

It is our intention to sell shares of our common stock to finance the phase three exploration program, as well as all additional exploration programs on the property. After our shares of common stock are quoted for trading on the OTC Bulletin Board, we intend to sell additional shares of our common stock in private transactions and through investments arranged through broker-dealers. However, we do not have any arrangements for additional sales of our common stock and there is no guarantee that we will be able to secure such financing. As well, we have not contacted any broker-dealers regarding potential financing.

The  company  would  seek  to  acquire  other  mineral   claims  should  further
exploration of its Silver Creek claims be discontinued due to unfavorable exploration results.

Our daily operations that would be carried out by management will be: (1) dealing with lawyers, accountants and geologists, (2) tending to our finances and administration, and (3) management of our mineral property which will involve licensing and permitting and work program budgeting, scheduling and management.

Results of Operations for the Six Month Period Ended June 30, 2006

We did not earn any revenues during the six-month period ended June 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Silver Creek claim, which is doubtful.

We incurred operating expenses in the amount of $12,185 for the six-month period ended June 30, 2006. These operating expenses were comprised of professional fees of $6,586, donated services and rent recorded at $4,200 and office and sundry expenses of $1,399.

Our net loss for the six-month period ended June 30, 2006 decreased slightly from the comparative period in fiscal 2005 (2006: $12,185; 2005: $13,070) due to an decrease in professional fees.

At June 30, 2006, we had total assets of $13,909 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $4,804 and a loan payable from one of our director for $20,000.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. This evaluation was conducted by Steven Chan, our chief executive officer and Keith Smith, our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Steven Chan, our chief executive officer and Keith Smith, our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 11, 2006


Driftwood Ventures, Inc.


/s/ Steven Chan
------------------------------
Steven Chan, President