Form 10QSB
period 2006-09-30
Driftwood Ventures, Inc.
filed 2006-11-14
CIK 1326652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2006

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-124829
                                           ----------



                            DRIFTWOOD VENTURES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      Applied For
------------------------------              ----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

707 7th Avenue, Suite 5
New Westminster, British Columbia, Canada                   V3M 2J2
------------------------------------------           --------------------
(Address of principal executive offices)             (Postal or Zip Code)


Issuer's telephone number, including area code:        250-729-5731
                                                --------------------------

                                      None
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [ X ]   No  [   ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,807,000 Shares of $0.001 par value common stock outstanding as of November 14, 2006.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2006



BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------------

                                                                                       September 30,        December 31,
                                                                                           2006                     2005
                                                                                           ----                     ----
                                                                                        (Unaudited)             (Audited)
ASSETS

Current asset
     Cash                                                                       $          2,947         $         2,577
                                                                                ------------------------ ----------------------

                                                                                $          2,947         $         2,577
===============================================================================================================================

LIABILITIES

Current liabilities
     Accounts payable and accrued liabilities                                   $          6,285         $         5,387
     Advances from related party (Note 3)                                                 20,000                     100
                                                                                ------------------------ ----------------------
                                                                                          26,285                   5,487
                                                                                ------------------------ ----------------------

STOCKHOLDERS' DEFICIT

Common Stock (Note 4)
     Authorized:
         75,000,000 common shares with a par value of $0.001
     Issued and Outstanding:
          5,807,000 common shares
          (December 31, 2005: 5,807,000)                                                   5,807                   5,807
     Additional paid in capital                                                           22,293                  22,293
     Donated capital (Note 3)                                                             16,100                   9,800
     Deficit accumulated during the exploration stage                                   (67,538)                (40,810)
                                                                                ------------------------ ----------------------
                                                                                         (23,338)                 (2,910)
                                                                                ------------------------ ----------------------

                                                                                $          2,947         $         2,577
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

Nature And Continuance Of Operations (Note 1)



     The accompanying notes are an integral part of these interim financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Period from
                                       Three months       Three months      Nine months        Nine months      February 13, 2003
                                          ended              ended            ended              ended           (Inception) to
                                        September 30,      September 30,   September 30,       September 30,      September 30,
                                           2006               2005             2006               2005               2006
                                           ----               ----             ----               ----               ----

Revenue                             $            -       $          -      $           -     $          -       $             -
---------------------------------------------------------------------------------------------------------------------------------

Expenses
 Donated services and rent (Note 3)          2,100              2,100              6,300            6,300                16,100
 Mineral property costs (Note 5)             7,500              3,400              7,500            3,400                17,900
 Organizational costs                            -                  -                  -                -                   420
 Office and sundry                           1,828                553              3,227            1,415                 5,991
 Professional fees                           3,115              2,080              9,701           10,088                27,127
---------------------------------------------------------------------------------------------------------------------------------

Net Loss                            $      (14,543)      $     (8,133)     $     (26,728)    $    (21,203)      $       (67,538)
=================================================================================================================================

Basic and Diluted Loss Per Share    $        (0.00)      $      (0.00)     $       (0.00)    $      (0.00)
============================================================================================================

Weighted Average Number Of Common
Shares Outstanding                       5,807,000          5,807,000          5,807,000         5,807,000
============================================================================================================

     The accompanying notes are an integral part of these interim financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Period from
                                                             Nine months             Nine months          February 13, 2003
                                                               ended                   ended              (Inception) to
                                                            September 30,           September 30,           September 30,
                                                                 2006                    2005                    2006
                                                                 ----                    ----                    ----

Cash Flows From Operating Activities
     Net loss                                            $        (26,728)       $        (21,203)       $        (67,538)
     Non cash items:
       Donated management services and rent                         6,300                   6,300                  16,100
     Change in non-cash working capital
      balance related to operations:
         Amounts receivable                                            -                   (1,240)                      -
        Accounts payable and accrued liabilities                     898                    4,000                   6,285
                                                         ----------------------------------------------------------------------
Net cash flows used in operations                                (19,530)                 (12,143)                (45,153)
                                                         ----------------------------------------------------------------------

Cash Flows From Financing Activities
     Capital stock issued                                              -                    1,000                  28,100
     Advances from related party                                  19,900                        -                  20,000
                                                         ----------------------------------------------------------------------
Net cash flows from financing activities                          19,900                    1,000                  48,100
                                                         ----------------------------------------------------------------------

Increase (Decrease)
In Cash                                                              370                  (11,143)                  2,947

Cash, Beginning                                                    2,577                   20,138                       -
                                                         ----------------------------------------------------------------------

Cash, Ending                                             $         2,947         $          8,995        $          2,947
===============================================================================================================================

Supplementary Cash Flow Information
     Cash paid for:
         Interest                                        $             -         $              -        $              -
         Income taxes                                    $             -         $              -        $              -
===============================================================================================================================


     The accompanying notes are an integral part of these interim financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         PERIOD FROM FEBRUARY 13, 2003 (INCEPTION) TO SEPTEMBER 30, 2006

                                                                                                        Deficit
                                                                           Common                      Accumulated
                                                             Additional    Shares                      During the
                                          Common Shares        Paid-in   Subscription    Donated      Exploration
                                       Number      Par Value  Capital    Receivable      Capital          Stage        Total
---------------------------------------------------------------------------------------------------------------------------------

Balance, February 13, 2003 (Date
   of Inception)                            -    $       -   $       -   $       -      $       -       $        -    $        -
Net loss                                    -            -           -           -              -             (420)         (420)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                  -            -           -           -              -             (420)         (420)

Shares issued for cash
 - November, 2004 at $0.001         4,900,000        4,900           -           -              -                -         4,900
 - December, 2004 at $0.01            750,000          750       6,750           -              -                -         7,500
 - December, 2004 at $0.10            157,000          157      15,543           -              -                -        15,700
Share subscription receivable               -            -           -      (1,000)             -                -        (1,000)
Donated management services and rent        -            -           -           -          1,400                -         1,400
Net loss                                    -            -           -           -              -          (12,462)      (12,462)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004          5,807,000        5,807      22,293      (1,000)         1,400          (12,882)       15,618

Share subscription receivable               -            -           -       1,000              -                 -        1,000
Donated management services and rent        -            -           -           -          8,400                 -        8,400
Net loss                                    -            -           -           -              -           (27,928)     (27,928)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005 (Audited)  5,807,000      5,807      22,293           -          9,800           (40,810)      (2,910)

Donated management services and rent        -            -           -           -          6,300                 -        6,300
Net loss                                    -            -           -           -              -           (26,728)     (26,728)
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2006 (Unaudited) 5,807,000  $  5,807  $  22,293    $      -     $   16,100       $   (67,538)  $  (23,338)
=================================================================================================================================

     The accompanying notes are an integral part of these interim financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

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

     Going Concern

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $67,538 at September 30, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

     Unaudited Interim Financial Statements

     The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

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

     e)  Foreign Currency Translation

         The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary items are translated at the exchange rate on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

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

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i)  Basic and Diluted Net Loss Per Share (Continued)

         Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company has not issued any potential dilutive instruments since inception and accordingly diluted loss per share equals basic loss per share.

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

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     k)  Comprehensive Income (Loss)

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

3.       RELATED PARTY TRANSACTIONS

         A director of the Company provided a loan of $20,000 to the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

         The President of the Company donates management services and office premises to the Company. The services are valued at $500 per month and the office premises are valued at $200 per month. During the nine-month ended September 30, 2006 donated services of $4,500 (2005-$4,500) and donated rent expense of $1,800 (2005-$1,800) were charged to operations.

4.       COMMON STOCK

         The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of $0.001 per share.

         During the year ended December 31, 2004 the Company issued 5,807,000 shares for total cash proceeds of $28,100.

         At September 30, 2006, there were no outstanding stock options or warrants.

5.       MINERAL PROPERTY

         Pursuant to a mineral property purchase agreement dated December 15, 2004, the Company acquired a 100% undivided right, title and interest in the Hope mineral claim located in the New Westminster Mining Division, British Columbia, Canada for $7,000 cash. During the year ended December 31, 2005 the Company incurred exploration expenses of $3,400 on the Hope mineral claim. During the nine months ended September 30, 2006, the Company incurred $7,500 in exploration expenses on the mineral claim.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


6.   INCOME TAXES

     The components of the net deferred tax asset at September 30, 2006, and 2005 the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                               2006               2006
                                               ----               ----

    Net operating loss                 $        26,538     $     21,203
                                       ================    ==============
    Statutory tax rate                           15%             15%
                                       ================    ==============
    Effective tax rate                            -              -
                                       ================    ==============



    Deferred tax asset                 $         3,980     $      3,180
    Valuation allowance                         (3,980)          (3,180)
                                       ----------------    --------------
    Net deferred tax asset             $             -     $        -
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

Results of Operations for the Nine Month Period Ended September 30, 2006

We did not earn any revenues during the nine-month period ended September 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Silver Creek claim, which is doubtful.

We incurred operating expenses in the amount of $26,728 for the nine-month period ended June 30, 2006. These operating expenses were comprised of professional fees of $9,701, mineral property costs of $7,500, donated services and rent recorded at $6,300 and office and sundry expenses of $3,227.

Our net loss for the nine-month period ended June 30, 2006 increased slightly from the comparative period in fiscal 2005 (2006: $26,728; 2005: $21,203) primarily due to an increase in mineral property costs.

At September 30, 2006, we had total assets of $2,947 consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $6,285 and a loan payable from one of our director for $20,000.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. This evaluation was conducted by Steven Chan, our chief executive officer and Keith Smith, our principal accounting officer.

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

November 14, 2006


Driftwood Ventures, Inc.


/s/ Steven Chan
------------------------------
Steven Chan, President