Form 10KSB
period 2006-12-31
Driftwood Ventures, Inc.
filed 2007-03-28
CIK 1326652

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006
                               ------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-124829

                            DRIFTWOOD VENTURES, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

        Nevada                                         Applied For
------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                            Driftwood Ventures, Inc.
                             Steven Chan, President
                             1463 Park Drive, Surrey
                            British Columbia, Canada

                                     V3R 5P2
                       -----------------------------------
                    (Address of principal executive offices)

                                 (250) 729-5731
                             ------------------------
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

        Title of each class                 Name of each exchange on which
        to be so registered                 each class is to be registered

             None                                       None

Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                               No
                       ---------                              ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                    Yes      X                             No
                                                              ---------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    Yes      X                             No
                                                              ---------


State issuer's revenues for its most recent fiscal year:          Nil
                                                          ----------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

  $90,700 as at March 27, 2007 based on the last sale price of our common stock
  -----------------------------------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              5,807,000 shares of common stock as at March 27, 2006
              -----------------------------------------------------

                                TABLE OF CONTENTS

                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY.............................................11
ITEM 3:  LEGAL PROCEEDINGS...................................................11
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................11
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............11
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........12
ITEM 7:  FINANCIAL STATEMENTS................................................14
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES...............................................26
ITEM 8A: CONTROLS AND PROCEDURES............................................ 26
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........26
ITEM 10:  EXECUTIVE COMPENSATION.............................................28
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....28
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................29
ITEM 13:  EXHIBITS AND REPORTS...............................................29
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................30

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are an exploration stage company. We are engaged in the acquisition and exploration of mineral properties.

We own a 100% undivided right, title and interest in and to the mineral claim known as the Silver Creek claim or the Hope mineral claim. There is no assurance that a commercially viable mineral deposit exists on the claim. Further exploration will be required before a final evaluation as to the economic feasibility of the claim is determined.

Our plan of operation is to conduct exploration work on the Silver Creek claim in order to ascertain whether it possesses economic quantities of gold or silver. There can be no assurance that economic mineral deposits or reserves exist on the Silver Creek claim until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the claim is economically feasible.

Even if we complete our proposed exploration programs on the Silver Creek claim and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist or professional engineer who oversees the program and records the results, as well as our president Steven Chan. Based upon our initial review of results from the phase one exploration program, we will be proceeding with the phase two program.

We retained Mr. Lawrence Stephenson, a professional geologist, to conduct the initial phase of exploration on the Silver Creek claim and act as our independent geologist for this phase. He has completed the phase one program and has received results from the processing of samples that were gathered during the program. Mr. Stephenson conducted the program without the aid of a geological technician. Mr. Stephenson conducted soil sampling along selected areas of the property. Fourteen soil and five silt samples were taken and assayed for the presence of metals. The results indicate that there are anomalous metal values in the eastern portion of the property area. Based upon the exploration results, Mr. Stephenson recommended that we proceed with the phase two exploration program. There is no affiliation between Mr. Stephenson and Glen Macdonald, the professional geologist who prepared the geology report on the Silver Creek claim. We spent a total of $3,400 in connection with the completion of the phase one exploration program.

The first phase of exploration consisted of detailed geological mapping and sampling. Geological mapping involves plotting previous exploration data relating to a claim on a map in order to determine the best claim locations to conduct subsequent exploration work.

Sampling involves the gathering of rock and soil from claim areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

Mr. Stephenson concluded from the first phase of exploration that the Silver Creek claims contain intrusive rocks with anomalous values of base metals, located within its boundaries. The association of these zones with the known gold mineralization needs to be further explored to complete the evaluation of the claims. More detailed surveying to better delineate the anomalous zones and the main showing area is recommended to guide future exploration and develop exploration drilling targets effectively.

Description, Location and Access

The Silver Creek claim is located southwest of the town of Hope, British Columbia. The claim is accessible by a well maintained paved road on the north side of the claim from the town of Hope.

Topography of the area is rugged, rising from the Silver Creek River at under 200 meters to the top of area ranges over 1,500 meters. The valleys are steep sided coastal alpine mountain type with typical rain forest vegetation of the coastal ranges of British Columbia. There is a mix of cedar, hemlock and spruce trees on the mineral claim, with alder, willow and cottonwood on old roads and poorly drained areas. Undergrowth brush is typical with salal, devil's club and assorted berry bushes. Climate is also typical of the lower mainland area and is such that the lower and middle elevations of the claim will be workable year round with little difficulty. Higher ground may require snow machines or similar track mounted vehicles.

Mineral Property Purchase and Sale Agreement

On December 15, 2004, we entered into an agreement with Serena Tan of Calgary, Alberta, whereby she sold a 100% interest in and to the Silver Creek claim for $7,000. There was no affiliation or relationship between our management and Ms. Tan prior to this agreement.

The Silver Creek claim consists of one mineral claim under tenure number 411682. The claim is in good standing until June 24, 2007. This means that we must complete at least $100 in exploration work on the claim by that date in order to extend the claim expiry date by one year, to June 24, 2008. In each subsequent year, we are obligated to spend at least $200 on claim exploration in order to extend the good standing date by an additional year.

Infrastructure and Condition of the Mineral Claim

The Silver Creek claim is free of mineral workings. There is no equipment or other infrastructure facilities located on the claim. There is no power source located on the claim. We will need to use portable generators if we require a power source for exploration of the Silver Creek claim.

Mineralization

The geology of the area of the Silver Creek claim is based on preliminary identification of some surface rock that was completed by the Canadian government. Intrusive units were identified on the claim, which related to the mineralization in the surrounding areas.

An intrusive unit is a body of rock that has been forced into or between other rocks due to sub-surface volcanic activity. Significant mineralization may be found in areas where intrusions have occurred.

Sulphide mineralization, compounds containing sulphur and one additional element, is ubiquitous on the claim. Precious metal mineralization on the claim is in the form of chalcopyrite and pyrite with arsenopyrite reported as the main gold rich mineral and tetrahedrite as the silver rich mineral. Chalcopyrite is a yellow rock consisting of copper, iron and sulphur, while pyrite is a combination of iron and sulphur, more commonly known as fool's gold. Arsenopyrite, a combination of iron, sulphur and arsenic, is often associated with gold mineralization, while tetrahedrite, a combination of copper, sulphur and arsenic, is often associated with silver mineralization.

Exploration History

Almost no exploration work has been conducted on the Silver Creek claim. The area was subject to an airborne magnetic survey conducted by the Geological Survey of Canada in 1972. Such a survey uses technical equipment mounted in an aircraft to measure changes in the magnetic field over claim areas. Magnetic anomalies may be a result of accumulations of certain magnetic rocks such as phrrhotite, hematite and magnetite. These rock types are often found alongside precious metals such as gold and silver. This survey resulted in the discovery of a distinct magnetic anomaly over an area that includes the Silver Creek claim.

Geological Assessment Report: Silver Creek Claim

We commissioned Mr. Glen Macdonald to prepare a geological report on the Silver Creek claim. The cost of the report was paid for by the vendor of the claim, Ms. Serena Tan as part of our agreement to acquire the claim. We have not paid any fees to Mr. Macdonald in connection with the claim or our registration statement.

Mr. Macdonald holds bachelor degrees in economics and geology from the University of British Columbia and has practiced his profession as a geologist for over 28 years. He is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and of the Association of Professional
Engineers and Geoscientists of the Province of British Columbia. The report summarizes the results of prior exploration and makes recommendations for further exploration. We do not have an agreement with Mr. Macdonald to perform the recommended exploration on the Silver Creek claim.

Conclusions

In his report, Mr. Macdonald concluded that the Silver Creek claim has the potential to host significant amounts of mineralization and that further exploration of the claim is warranted.

Mr. Macdonald recommended a two phase exploration program to complete an initial evaluation of the claim and to select drill targets. The first phase has been completed and the second phase of exploration will proceed, as successful results were obtained from the phase one program. This determination was made by our consulting geologist, along with our president, Steven Chan, based on the potential for the Silver Creek claim to contain economic mineralization.

The first phase of exploration consisted of detailed geological mapping and sampling. Geological mapping involves plotting previous exploration data relating to a claim on a map in order to determine the best claim locations to conduct subsequent exploration work.

Sampling involves the gathering of rock and soil from claim areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

The recommended phase two program will entail follow-up sampling in areas only if significant mineralization is encountered in the first phase.


Proposed Budget

Approximate costs for the recommended phase two program is as follows:

1. Follow-up sampling                                   $ 3,000
2. Assays                                               $ 1,500
3. Contingency                                          $   500
                                                        -------
Total Phase II Costs:                                   $ 5,000

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

         -        Water discharge will have to meet water standards;

         - Dust generation will have to be minimal or otherwise re-mediated;

         - Dumping of material on the surface will have to be re-contoured and re-vegetated;

         - An assessment of all material to be left on the surface will need to be environmentally benign;

         - Ground water will have to be monitored for any potential contaminants;

         - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

         - There will have to be an impact report of the work on the local fauna and flora.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

                          Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The value of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Silver Creek claim, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. As well, we will not receive any funds from this registration.

Our business plan calls for significant expenses in connection with the exploration of the Silver Creek claim. We require additional funding to conduct the phase two exploration program on the claim with an estimated budget of $5,000. We will also require additional financing in order to determine whether the claim contains economic mineralization and to cover our anticipated administrative costs. We may also require additional financing if the costs of the exploration of the Silver Creek claim are greater than anticipated. Even after completing all proposed exploration, we will not know if we have a commercially viable mineral deposit.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for gold and silver, as well as investor acceptance of our mineral claim and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Silver Creek claim to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have only recently commenced exploration on the Silver Creek claim. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on February 13, 2003 and to date have completed phase one of our mineral claim exploration. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Silver Creek claim and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claims containing economic mineralization or reserves is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Silver Creek claim does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE NEED TO  CONTINUE  AS A GOING  CONCERN IF OUR  BUSINESS  IS TO  SUCCEED.  OUR
INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Dale Matheson Carr-Hilton LaBonte LLP's report to our audited financial statements for the year ended December 31, 2006 indicates that since we have incurred losses since our inception and that we require additional funds to meet our obligations and fund the costs of our operations, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our ability to generate profitable operations and obtain the necessary financing to meet our obligations and repay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

BECAUSE WE INTEND TO SELL ADDITIONAL STOCK IN ORDER TO FINANCE FUTURE BUSINESS OPERATIONS, SHAREHOLDERS WILL SUFFER DILUTION

We will have to raise additional capital in order to fund our proposed business operations. If is likely that these additional funds will be raised through the sale of shares of our common stock. Any additional issuance of common stock will result in existing shareholders suffering dilution, which may result in a loss of investment.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE SILVER CREEK CLAIM, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Silver Creek claim does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold and/or silver of commercial tonnage and grade, we will require additional funds in order to place the mineral claim into commercial production. We may not be able to obtain such financing.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Neither of our directors has any technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OUR DIRECTORS OWN 84.4% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors, Steven Chan and Keith Smith own approximately 84.4% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE  OUR  PRESIDENT  HAS  OTHER  BUSINESS  INTERESTS,  HE MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Steven Chan spends approximately 20% of his business time, or approximately ten hours per week, providing his services to us. While Mr. Chan presently possesses adequate time to attend to our interests, it is possible that the demands on him from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

IF WE SELL A PARTIAL INTEREST IN THE SILVER CREEK CLAIM IN ORDER TO FUND FURTHER EXPLORATION, THE VALUE OF OUR SOLE ASSET WILL BE DIMINISHED AND THE VALUE OF OUR STOCK COULD BE NEGATIVELY IMPACTED

If we are unable to raise sufficient funds for exploration of the Silver Creek claim, we may be forced to seek a joint venture partner who would provide us with funding for exploration in exchange for an partial interest in our claims. A sale of a interest in our sole asset could have an adverse effect on the value of our stock.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

We have retained a market maker that has filed an application for quotation on the OTC Bulletin Board on our behalf. However, there is not guarantee that this application will be accepted. Our shares may never trade on the bulletin board. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% undivided right, title and interest in and to one mineral claim comprising the Silver Creek claim. These property rights only relate to the exploration and extraction of minerals from the claim. We do not hold any real property interest.

We do not own or lease any property other than the Silver Creek claim.

Our office relocated to 1463 Park Drive Surrey, British Columbia in December 2005. Our offices are located in the home of our president, Mr. Steve Chan. It's approximately 150 square feet in size. It contains office furniture and equipment sufficient to administer our business. Our president, Steven Chan, donates office this office space to us.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 1802 N Carson Street, Suite 212 Carson City, Nevada, USA 89701.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or quotation system. We have retained a market maker to file an application for quotation on the OTC Bulletin Board on our behalf. However, there is not guarantee that this application will be accepted.

We have 32 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended phase two exploration program on the Silver Creek claim. We anticipate that the cost of this program will be approximately $5,000. We have retained Lawrence Stephenson, a professional geologist to conduct this exploration work. He is currently organizing the necessary equipment and personnel for the program.

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

In the next 12 months, we also anticipate spending an additional $15,000 on professional fees and administrative expenses, including remaining expenses payable in connection with the filing of this registration statement and anticipated costs of complying with reporting obligations once our registration statement is effective.

Total expenditures over the next 12 months are therefore expected to be $20,000. As of December 31, 2006, we had cash on hand of $1,764. This amount will not cover the costs of the phase two exploration program. We will require additional funds to cover all of the anticipated expenses.

We will require additional funding in order to cover our administrative costs and to proceed with additional recommended exploration work on the phase two program. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or through director loans.

During the year ended December 31, 2006 our President, Mr. Steve Chan, loaned us $30,000 to finance anticipated expenses for the next twelve months. The loan from Mr. Steve Chan is interest free, unsecured and has no fixed terms of repayment. Mr. Chan is prepared to loan us additional funds as needed, although he does not have any obligation in this regard.

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

Results Of Operations For The Period From Inception Through December 31, 2006

We have not earned any revenues from our incorporation on February 13, 2003 to December 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Silver Creek claim, which is doubtful. We have commenced the exploration stage of our business but can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $76,022 for the period from our inception on February 13, 2003 to March 31, 2006. These operating expenses were comprised of mineral claim costs of $17,900, professional fees of $33,052, donated services and rent of $18,200, organization costs of $420 and office and sundry costs of $6,450. The professional fees consist of audit, accounting and legal fees that we have incurred. Donated services and rent consist of the value of management services and office space that our president, Steven Chan, provides to us free of charge.

We have not attained profitable operations and are dependent upon obtaining additional financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

















                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                DECEMBER 31, 2006





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' DEFICIT

NOTES TO THE FINANCIAL STATEMENTS

[DALE MATHESON           Partnership of:           Robert J Burkart, Inc.     James F Carr-Hilton, Ltd.
[CARR-HILTON LABONTE     Alvin F Dale, Ltd.        Peter J Donaldson, Inc.    R.J. LaBonte, Ltd.
-------------------      Robert J Matheson, Inc.   Fraser G Ross, Ltd.
[CHARTERED ACCOUNTANTS LOGO]

--------------------------------------------------------------------------------



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Driftwood Ventures, Inc.

We have audited the accompanying balance sheets of Driftwood Ventures, Inc. (a development stage company) as at December 31, 2006 and 2005 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005 and the period from February 13, 2003 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Driftwood Ventures Inc. as at December 31, 2006 and 2005 and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 and the period from February 13, 2003 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                               "DMCL"
                                          Dale Matheson Carr-Hilton Labonte LLP
                                                          CHARTERED ACCOUNTANTS
Vancouver, Canada
March 5, 2007

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------

                                                                                           2006                     2005
                                                                                           ----                     ----

ASSETS
Current assets
     Cash                                                                       $          1,764         $         2,577
     Prepaid expenses                                                                     10,000                       -
                                                                                    --------------------    -------------------
                                                                                $         11,764         $         2,577
                                                                                    ====================    ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable and accrued liabilities                                   $         11,320         $         5,387
     Due from related party (Note 3)                                                      30,166                     100
                                                                                    --------------------    -------------------
                                                                                          41,486                   5,487
                                                                                    --------------------    -------------------

Stockholders' Deficit
Common Stock (Note 4)
     Authorized:
         75,000,000 common shares, par value of $0.001
     Issued and Outstanding:
              5,807,000 common shares (2005 - 5,807,000)                                   5,807                   5,807
     Additional paid-in capital                                                           22,293                  22,293
     Donated capital (Note 3)                                                             18,200                   9,800
     Deficit accumulated during the exploration stage                                    (76,022)                (40,810)
                                                                                    --------------------    -------------------
                                                                                         (29,722)                 (2,910)
                                                                                    --------------------    -------------------

                                                                                $         11,764         $         2,577
                                                                                    ====================    ===================






    The accompanying notes are an integral part of these financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Period from
                                                                  Year                    Year               February 13, 2003
                                                                 ended                   ended                (Inception) to
                                                             December 31,            December 31,             December 31,
                                                                 2006                    2005                      2006
                                                                 ----                    ----                      ----
Expenses
     Donated services and rent (Note 3)                $          8,400       $           8,400       $           18,200
     Mineral property costs (Note 5)                              7,500                   3,400                   17,900
     Organizational costs                                             -                       -                      420
     Office and sundry                                            3,686                   2,702                    6,450
     Professional fees                                           15,626                  13,426                   33,052
------------------------------------------------------------------------------------------------------------------------------

Net Loss                                               $         35,212       $          27,928       $           76,022
==============================================================================================================================


Basic and Diluted Net Loss Per Share                   $         (0.01)       $          (0.00)
===============================================================================================


Weighted Average Number Of Shares Outstanding
                                                              5,807,000               5,807,000
===============================================================================================


















    The accompanying notes are an integral part of these financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Period from
                                                                          Year                   Year           February 13, 2003
                                                                          ended                  ended            (Inception) to
                                                                     December 31,           December 31,          December 31,
                                                                          2006                   2005                 2006
                                                                          ----                   ----                 ----
Cash Flows From Operating Activities
     Net loss                                                   $        (35,212)     $        (27,928)       $        (76,022)
     Non cash items:
       Donated management services and rent                                8,400                 8,400                  18,200
     Changes in non-cash working capital items:
       Prepaid expenses                                                  (10,000)                    -                 (10,000)
        Accounts payable and accrued liabilities                           5,933                   967                  11,320
                                                                -----------------------------------------------------------------
Cash Flows Used In Operating Activities                                  (30,879)              (18,561)                (56,502)
                                                                -----------------------------------------------------------------

Cash Flows From Financing Activities
     Common stock issued                                                       -                 1,000                  28,100
     Due to related party                                                 30,066                     -                  30,166
                                                                -----------------------------------------------------------------
Cash Flows Provided By Financing Activities                               30,066                 1,000                  58,266
                                                                -----------------------------------------------------------------

(Decrease) Increase in Cash                                                 (813)              (17,561)                  1,764

Cash, Beginning                                                            2,577                20,138                       -
                                                                -----------------------------------------------------------------

Cash, Ending                                                    $          1,764      $          2,577        $          1,764
=================================================================================================================================

Supplementary Cash Flow Information
     Cash paid for:
         Interest                                               $              -      $              -        $              -
         Income taxes                                           $              -      $              -        $              -
=================================================================================================================================






    The accompanying notes are an integral part of these financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
         PERIOD FROM FEBRUARY 13, 2003 (INCEPTION) TO DECEMBER 31, 2006

                                                                                  Additional     Deficit
                                                                       Common                    Accumulated
                                                                       Shares                    During the
                                       Common Shares        Paid-in   Subscription     Donated   Exploration
                                     ------------------
                                      Number   Par Value    Capital    Receivabl       Capital    Stage            Total
Balance, February 13, 2003 (Inception)      -  $      -   $       -   $         -   $         -   $        -    $          -
Net loss                                    -         -           -             -             -         (420)           (420)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                  -         -           -             -             -         (420)           (420)

Shares issued for cash
 - November, 2004 at $0.001         4,900,000      4,900          -             -             -            -           4,900
 - December, 2004 at $0.01            750,000        750      6,750             -             -            -           7,500
 - December, 2004 at $0.10            157,000        157     15,543             -             -            -          15,700
Share subscription receivable               -          -          -        (1,000)            -            -          (1,000)
Donated management services and rent        -          -          -             -         1,400            -           1,400
Net loss                                    -          -          -             -             -       (12,462)       (12,462)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004          5,807,000      5,807     22,293        (1,000)        1,400       (12,882)        15,618

Share subscription receivable               -          -          -         1,000             -            -           1,000
Donated management services and rent        -          -          -             -         8,400            -           8,400
Net loss                                    -          -          -             -             -       (27,928)       (27,928)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005          5,807,000      5,807     22,293             -         9,800       (40,810)        (2,910)

Donated management services and rent        -          -          -             -         8,400            -           8,400
Net loss                                    -          -          -             -             -       (35,212)       (35,212)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006          5,807,000  $   5,807  $  22,293   $         -   $    18,200  $    (76,022)  $     29,722)
---------------------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of these financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2006



     NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS


       The Company was incorporated in the State of Nevada on February 13, 2003. The Company is an exploration stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company owns a mineral property located in the New Westminster Mining Division, British
       Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.


       Going Concern

       These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $76,022 and working capital deficiency of $29,722 at December 31, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a)    Basis of Presentation

       The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in U.S. dollars. The Company's fiscal year end is December 31.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

b)         Mineral Property

         The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

     c)  Use of Estimates and Assumptions

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

     d)  Foreign Currency Translation

         The Company's functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation are included in comprehensive income, as a separate component of stock holders' equity. Foreign currency transaction gain or losses are included in net loss. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e)  Financial Instruments

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

     f)  Environmental Costs

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

     g)  Income Taxes

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

     h)  Net Loss Per Share

         Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

     i)  Stock-based Compensation

         The Company has not adopted a stock option plan and has not granted any
         stock  options.   Accordingly  no  stock-based  compensation  has  been
         recorded to date.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j)  Recent Accounting Pronouncements

       In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

       In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.


       In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

       In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006, which for the Company would be

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j)  Recent Accounting Pronouncements (Continued)

         January 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

     NOTE 3 - RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2006, a director of the Company provided a loan of $30,000 to the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment. In addition, at December 31, 2006, the Company owed a director $166 (2005-$100) for expenses incurred on behalf of the Company.

     The president of the Company donates management services and office premises to the Company. The services are valued at $500 per month and the office premises are valued at $200 per month. During the year ended December 31, 2006 donated services of $6,000 (2005-$6,000) and donated rent expense of $2,400 (2005-$2,400) were charged to operations.

     NOTE 4 - COMMON STOCK

     The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of $0.001 per share.

     NOTE 5 - MINERAL PROPERTY

     Pursuant to a mineral property purchase agreement dated December 15, 2004, the Company acquired a 100% undivided right, title and interest in the Hope mineral claim located in the New Westminster Mining Division, British Columbia, Canada for $7,000 cash. During the year ended December 31, 2006, the Company incurred additional $7,500 (2005-$3,400) in exploration expenses on the claim.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

6.   INCOME TAXES

     The components of the net deferred tax asset at December 31, 2006, and 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                                 2006                2005
                                                 ----                ----

    Net operating loss                 $        35,212     $        27,928
    Statutory tax rate                             35%                 35%
    Effective tax rate                              -                   -



    Deferred tax asset                 $        12,234     $         9,775
    Valuation allowance                        (12,234)             (9,775)
                                      -------------------------------------

    Net deferred tax asset             $             -     $             -
                                      =====================================

     As of December 31, 2006, the Company had net operating loss carry forwards of approximately $35,000 that may be available to reduce future years' taxable income and will expire commencing 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code
     382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director        Age

Steven Chan             40
Keith Smith             55

Executive Officers:

Name of Officer              Age          Office
---------------------        -----        -------
Steven Chan                   40         President, Chief
                                         Executive Officer,
                                         Promoter and Secretary

Keith Smith                   55         Treasurer, Principal
                                         Accounting Officer and
                                         Principal Financial Officer

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Steven Chan has acted as our president, chief executive officer, secretary, promoter and a director since our incorporation on February 13, 2003. Since
April 2001, Mr. Chan has acted as vice-president of Cambridge House International Inc., a private Vancouver based corporation that sponsors and organizes industry seminars. Cambridge House secures conference center locations for business sector exhibitions and then sells convention floor space to exhibitors.

From May 2001 to June 2002, Mr. Chan was employed as a sales representative with Telus Corp., a New Westminster, British Columbia based telephone company. From January 1998 to April 2001, he acted as a corporate consultant for Big Bar Gold Corporation, a Canadian reporting company involved in mineral property exploration. In this role, Mr. Chan introduced the company to potential investors and identified potential asset acquisitions for management consideration.

Mr. Chan does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Chan intends to devote approximately 20% of his business time, or approximately ten hours per week, to our affairs.

Mr. Keith Smith has acted as our treasurer and a director since February 13,
2003.   Mr. Smith has been a general manager and shareholder of Light Speed
Communications, a Burnaby, British Columbia based internet service provider since 1995.

Mr. Smith does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Smith intends to devote approximately 15%, or approximately six hours per week, of her business time to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                Number     Transactions   Known Failures
                                Of  late    Not Timely    To File a
Name and principal position     Reports     Reported      Required Form
-------------------------------------------------------------------------------
Steven Chan                         0          0               1
(President, CEO, secretary
and a director)

Keith Smith                         0          0               1
(Treasurer and a director)


ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our inception on February 13, 2003 to December 31, 2006.

                                                                                           Nonqualified
                                                                            Non-Equity     Deferred
Name and               Year   Salary  Bonus      Stock        Option      Incentive Plan   Compensation       All Other       Total
Principal Position                               Awards       Awards       Compensation    on Earnings       Compensation
Steven Chan            2006      $0      $0      None            None          None           None              None            $0
President, CEO         2005      $0      $0      None            None          None           None              None            $0
and Director           2004      $0      $0      None            None          None           None              None            $0

Keith Smith            2006      $0      $0      None            None          None           None              None            $0
Treasurer and          2005      $0      $0      None            None          None           None              None            $0
Director               2004      $0      $0      None            None          None           None              None            $0

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Mr. Chan or Mr. Smith. We do not pay them any amount for acting as directors.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                Amount of
Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
-----------------------------------------------------------------------

Common         Steven Chan                      3,400,000      58.55%
Stock          President, Chief
               Executive Officer,
               Secretary
               and Director
               707 7th Avenue, Suite 5
               New Westminster, BC V3M 2J2

Common         Keith Smith                      1,500,000      25.83%
Stock          Treasurer and Director
               7739 19th Avenue
               Burnaby, BC 3N 1E8

Common         All officers and directors       4,900,000      84.38%
Stock          as a group that consists of
               two people

The percent of class is based on 5,807,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2006, Steven Chan, our president, provided a loan of $30,000 to us. The amount is unsecured, non-interest bearing and has no specified terms of repayment. In addition, at December 31, 2006, we owed Mr. Chan $166 (2005-$100) for expenses incurred on behalf of the Company.

Mr. Chan donates management services and office premises to us. The services are valued at $500 per month and the office premises are valued at $200 per month. During the year ended December 31, 2006, donated services of $6,000 (2005-$6,000) and donated rent expense of $2,400 (2005-$2,400) were charged to operations.

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  * Any of our directors or officers;
  * Any person  proposed as a nominee for  election as a director;
  * Any person   who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  * Our  promoters,  Steven Chan and Keith Smith;
  * Any member of the immediate family of any of the foregoing persons.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
Number     Description

  3.1*    Articles of Incorporation
  3.2*    Bylaws
 10.1*    Mineral Property Purchase Agreement dated December 15, 2004
 31.1     Certification pursuant to Rule 13a-14(a) under the
          Securities Exchange Act of 1934
 31.2     Certification pursuant to Rule 13a-14(a) under the
          Securities Exchange Act of 1934
 32.1     Certification pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1**    Claims location map

*  filed as an exhibit to our SB-2 dated May 12, 2005

** filed as an exhibit to our registration statement on Form SB-2 filed on December 23, 2005

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                               Fiscal year ended       Fiscal year ended
                               December 31, 2005       December 31, 2006
Audit fees                           $8,100               $9,600
Audit-related fees                     Nil                   Nil
Tax fees                               Nil                   Nil
All other fees                         Nil                   Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Driftwood Ventures, Inc.


By          /s/ Steven Chan
---------------------------
            Steven Chan
            President, CEO, Secretary & Director
            Date: March 27, 2007

By          /s/ Keith Smith
---------------------------
            Keith Smith
            Treasurer, Director,
            principal accounting officer and
            principal financial officer
            Date: March 27, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By          /s/ Steven Chan
---------------------------
            Steven Chan
            President, CEO, Secretary & Director
            Date: March 27, 2007

By          /s/ Keith Smith
---------------------------
            Keith Smith
            Treasurer, Director,
            principal accounting officer and
            principal financial officer
            Date: March 27, 2007