Form 10QSB
period 2007-03-31
Driftwood Ventures, Inc.
filed 2007-05-15
CIK 1326652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended March 31, 2007

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    ----------------------

                  Commission File Number   333-124829
                                           ----------


                            DRIFTWOOD VENTURES, INC.
 ------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                     Applied For
---------------------------------             ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

707 7th Avenue, Suite 5
New Westminster, British Columbia, Canada                      V3M 2J2
------------------------------------------              ----------------------
(Address of principal executive offices)                 (Postal or Zip Code)


Issuer's telephone number, including area code:            250-729-5731
                                               ---------------------------

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


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,807,000 Shares of $0.001 par value common stock outstanding as of May 15, 2007.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                 MARCH 31, 2007

                                   (unaudited)








BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                                         March 31,          December 31,
                                                                                           2007                  2006
                                                                                           ----                  ----
                                                                                        (Unaudited)            (Audited)
ASSETS

Current assets
     Cash                                                                       $            255         $         1,764
     Prepaid expenses                                                                     10,000                  10,000
                                                                                    --------------------    -------------------
                                                                                $         10,255         $        11,764
                                                                                    ====================    ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable and accrued liabilities                                   $         13,911         $        11,320
     Due from related party (Note 2)                                                      30,166                  30,166
                                                                                    --------------------    -------------------
                                                                                          44,077                  41,486
                                                                                    --------------------    -------------------

Stockholders' Deficit
Common Stock (Note 3)
     Authorized:
         75,000,000 common shares, par value of $0.001
     Issued and Outstanding:
              5,807,000 common shares (2005 - 5,807,000)                                   5,807                   5,807
     Additional paid-in capital                                                           22,293                  22,293
     Donated capital (Note 2)                                                             20,300                  18,200
     Deficit accumulated during the exploration stage                                   (82,222)                (76,022)
                                                                                    --------------------    -------------------
                                                                                         (33,822)                (29,722)
                                                                                    --------------------    -------------------

                                                                                $         10,255         $        11,764
                                                                                    ====================    ===================


   The accompanying notes are an integral part of these financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------------------

                                                                                                               Period from
                                                              Three months            Three months           February 13, 2003
                                                                 ended                   ended                (Inception) to
                                                              March 31,               March 31,                 March 31,
                                                                 2007                    2006                      2007
                                                                 ----                    ----                      ----
Expenses
     Donated services and rent (Note 2)                $          2,100       $           2,100       $           20,300
     Mineral property costs (Note 4)                                  -                       -                   17,900
     Organizational costs                                             -                       -                      420
     Office and sundry                                            1,000                   1,145                    7,450
     Professional fees                                            3,100                   2,000                   36,152
-------------------------------------------------------------------------------------------------------------------------------

Net Loss                                               $          6,200       $           5,245       $           82,222
===============================================================================================================================


Basic and Diluted Net Loss Per Share                   $         (0.00)       $          (0.00)
=====================================================================================================


Weighted Average Number Of Shares Outstanding -
Basic and Diluted                                             5,807,000               5,807,000
=====================================================================================================








   The accompanying notes are an integral part of these financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  Period from
                                                                      Three months           Three months       February 13, 2003
                                                                          ended                  ended           (Inception) to
                                                                       March 31,              March 31,            March 31,
                                                                          2007                   2006                 2007
                                                                          ----                   ----                 ----
Cash Flows From Operating Activities
     Net loss                                                   $         (6,200)     $         (5,245)       $        (82,222)
     Non cash items:
       Donated management services and rent                                2,10000               2,100                  20,300
     Changes in non-cash working capital items:
       Prepaid expenses                                                        -                     -                 (10,000)
        Accounts payable and accrued liabilities                           2,591                   374                  13,911
                                                                ------------------------------------------------------------------
Cash Flows Used In Operating Activities                                   (1,509)               (2,771)                (58,011)
                                                                ------------------------------------------------------------------

Cash Flows From Financing Activities
     Common shares issued                                                      -                     -                  28,100
     Due to related party                                                      -                20,200                  30,166
                                                                ------------------------------------------------------------------
Cash Flows Provided By Financing Activities                                    -                20,200                  58,266
                                                                ------------------------------------------------------------------

(Decrease) Increase in Cash                                               (1,509)               17,429                     255

Cash, Beginning                                                            1,764                 2,577                       -
                                                                ------------------------------------------------------------------

Cash, Ending                                                    $            255      $         20,006        $            255
==================================================================================================================================


Supplementary Cash Flow Information
     Cash paid for:
         Interest                                               $              -      $              -        $              -
         Income taxes                                           $              -      $              -        $              -
==================================================================================================================================





    The accompanying notes are an integral part of these financial statements

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (unaudited)

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

       Going Concern
       These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $82,222 and working capital deficiency of $33,822 at March 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

       Unaudited Interim Financial Statements
       The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2006 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

                            DRIFTWOOD VENTURES, INC.
                         (An Exploration Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (unaudited)

     NOTE 2 - RELATED PARTY TRANSACTIONS

     At March 31, 2007, the Company owed a director $30,166 (December 31, 2006-$30,166) for expenses incurred on behalf of the Company.

     The president of the Company donates management services and office premises to the Company. The services are valued at $500 per month and the office premises are valued at $200 per month. During the three months ended March 31, 2007 donated services of $1,500 (2006-$1,500) and donated rent expense of $600 (2006-$600) were charged to operations.

     NOTE 3 - COMMON STOCK

     The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of $0.001 per share.

     NOTE 4 - MINERAL PROPERTY

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

Results of Operations for the Period Ended March 31, 2007

We did not earn any revenues during the three-month period ended March 31, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Silver Creek claim, which is doubtful.

We incurred operating expenses in the amount of $6,200 for the three-month period ended March 31, 2007. These operating expenses were comprised of professional fees of $3,100, donated services and rent recorded at $2,100 and office and sundry expenses of $1,000.

Our net loss for the three-month period ended March 31, 2007 increased slightly from the comparative period in fiscal 2006 (2007: $6,200; 2006: $5245) due to an increase in professional fees.

At March 31, 2007, we had total assets of $10,255 consisting of $255 in cash and $10,000 in prepaid expenses. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $13,911 and a loan payable from one of our director for $30,166.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.


Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. This evaluation was conducted by Steven Chan, our chief executive officer and Keith Smith, our principal accounting officer.

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

May 15, 2007


Driftwood Ventures, Inc.


/s/ Steven Chan
------------------------------
Steven Chan, President