Form 10QSB
period 2007-06-30
Driftwood Ventures, Inc.
filed 2007-08-14
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________ to _____________________

Commission File Number 333-124829

DRIFTWOOD VENTURES, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1463 Park Drive
Surrey, British Columbia, Canada	V3R 5P2
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code: 250-729-5731

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,807,000 Shares of $0.001 par value common stock outstanding as of August 13, 2007.

DRIFTWOOD VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

DRIFTWOOD VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$-	$1,764
Prepaid expenses	10,000	10,000
	$10,000	$11,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	$7	-
Accounts payable and accrued liabilities	16,411	$11,320
Due from related party (Note 2)	30,567	30,166
	46,985	41,486

Contingency (Note 1)

Stockholders’ Deficit
Common Stock
Authorized:
75,000,000 common shares, par value of $0.001
Issued and Outstanding:
5,807,000 common shares	5,807	5,807
Additional paid-in capital	22,293	22,293
Donated capital (Note 2)	22,400	18,200
Deficit accumulated during the exploration stage	(87,485)	(76,022)
	(36,985)	(29,722)

	$10,000	$11,764

The accompanying notes are an integral part of these financial statements

DRIFTWOOD VENTURES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
	Three months	Three months	Six months	Six months	February 13, 2003
	ended	ended	ended	ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Expenses
Donated services and rent (Note 2)	$2,100	$2,100	$4,200	$4,200	$22,400
Mineral property costs	-	-	-	-	17,900
Organizational costs	280	-	280	-	700
Office and sundry	22	254	1,023	1,399	7,473
Professional fees	2,860	4,586	5,960	6,586	39,012

Net Loss	$(5,262)	$(6,940)	$(11,463)	$(12,185)	$(87,485)

Basic and Diluted Net Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number Of Shares
Outstanding – Basic and Diluted	5,807,000	5,807,000	5,807,000	5,807,000

The accompanying notes are an integral part of these financial statements

DRIFTWOOD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Six months	Six months	February 13, 2003
	ended	ended	(Inception) to
	June 30,	June 30,	March 31,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss	$(11,463)	$(12,185)	$(87,485)
Non cash items:
Donated management services and rent	4,200	2,100	22,400
Changes in non-cash working capital items:
Prepaid expenses	-	-	(10,000)
Accounts payable and accrued liabilities	5,091	(583)	16,412
Cash Flows Used In Operating Activities	(2,172)	(8,568)	(58,673)

Cash Flows From Financing Activities
Bank indebtedness	7	-	7
Common shares issued	-	-	28,100
Due to related party	401	19,900	30,566
Cash Flows Provided By Financing Activities	408	19,900	58,673

Increase (Decrease) in Cash	(1,764)	11,332	-

Cash, Beginning	1,764	2,577	-

Cash, Ending	$-	$13,909	$-

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

DRIFTWOOD VENTURES, INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2006 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $87,485 and working capital deficiency of $36,985 at June 30, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - RELATED PARTY TRANSACTIONS

At June 30, 2007, the Company owed a director $30,567 (December 31, 2006-$30,166) for expenses incurred on behalf of the Company. This amount is unsecured, non-interest bearing and is repayable on demand.

The president of the Company donates management services and office premises to the Company. The services are valued at $500 per month and the office premises are valued at $200 per month. During the six months ended June 30, 2007 donated services of $1,500 (2006-$1,500) and donated rent expense of $600 (2006-$600) were charged to operations.

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

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase two exploration program on the Hope claim. We anticipate that the cost of this program will be approximately $5,000.

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

Our management will be responsible for retaining qualified personnel to conduct exploration on the Hope claim and arranging for the lease of any required equipment for each phase of exploration. They will also be responsible for attempting to secure additional financing for us.

In the next 12 months, we also anticipate spending an additional $15,000 on professional fees and administrative expenses, including and anticipated costs of complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $20,000. However, we will require additional funds to cover all of the anticipated administrative and planned phase two exploration expenses.

We will require additional funding in order to cover our administrative costs and to proceed with additional planned phase two exploration expenses. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or through director loans. To date our President, Mr. Steve Chan, loaned us $30,567 to finance expenses. The loan from Mr. Steve Chan is interest free, unsecured and has no fixed terms of repayment. Mr. Chan is prepared to loan us additional funds as needed, although he does not have any obligation in this regard.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund subsequent exploration. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

If we cannot arrange financing on a timely basis, we may have to delay proposed exploration programs. Alternatively, we may consider developing the Hope claim on a joint venture basis. This means that we would transfer a portion of our 100% interest in the claim to a third party in exchange for them conducting a certain amount of exploration on the claim. However, we do not have any arrangement in this regard.

The company would seek to acquire other mineral claims should further exploration of its Hope claims be discontinued due to unfavorable exploration results.

Results of Operations for the Period Ended June 30, 2007

We did not earn any revenues during the six-month period ended June 30, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Hope claim, which is doubtful.

We incurred operating expenses in the amount of $5,262 for the three-month period ended June 30, 2007. These operating expenses were comprised of professional fees of $2,860, donated services and rent recorded at $2,100 and office and sundry expenses of $302.

Our net loss for the three-month period ended June 30, 2007 decreased slightly from the comparative period in fiscal 2006 (2007: $5,262; 2006: $6,940) due to a decrease in business activities.

At June 30, 2007, we had total assets of $10,000 consisting of $10,000 in prepaid expenses. At the same date, our liabilities consisted bank indebtedness of $7, accounts payable and accrued liabilities of $16,411 and a loan payable to our President of $30,566.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3	Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. This evaluation was conducted by Steven Chan, our chief executive officer and Keith Smith, our principal accounting officer.

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

August 13, 2007

Driftwood Ventures, Inc.

/s/ Steven Chan
Steven Chan, President