Form 10QSB
period 2007-09-30
Driftwood Ventures, Inc.
filed 2007-11-19
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2007

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________ to ________________

Commission File Number 333-124829

DRIFTWOOD VENTURES, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	71-1033391
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2121 Avenue of the Stars, Suite 2550
Los Angeles, CA	90067
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code: 310-595-4905

1463 Park Drive Surrey, British Columbia, Canada
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,807,000 Shares of $0.001 par value common stock outstanding as of November 14, 2007.

DRIFTWOOD VENTURES, INC.
(A Developmental Stage Company)

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets
Cash	$78	$1,764
Prepaid expenses	-	10,000
	$78	$11,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$17,000	$11,320
Due to related party (Note 5)	50,267	30,166
	67,267	41,486

Stockholders’ Deficit
Common Stock
Authorized:
75,000,000 common shares, par value of $0.001
Issued and Outstanding:
5,807,000 common shares	5,807	5,807
Additional paid-in capital	46,793	40,493
Deficit accumulated during the development stage	(119,789)	(76,022)
	(67,189)	(29,722)

	$78	$11,764

The accompanying notes are an integral part of these interim financial statements

DRIFTWOOD VENTURES, INC.
(A Developmental Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
	Three months	Three months	Nine months	Nine months	February 13, 2003
	ended	ended	ended	ended	(Date of Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

Expenses
Donated services and rent (Note 5)	$2,100	$2,100	$6,300	$6,300	$24,500
Mineral property costs	-	7,500	-	7,500	17,900
Organizational costs		-	280	-	700
Office and sundry	-	1,828	1,023	3,227	7,473
Write off of pre-paid expenses	10,000	-	10,000	-	10,000
Professional fees	20,204	3,115	26,164	9,701	59,216

Net Loss	$(32,304)	$(14,543)	$(43,767)	$(26,728)	$(119,789)

Basic and Diluted Net Loss Per Share	$(0.010)	$(0.003)	$(0.010)	$(0.005)

Weighted Average Number Of Common Shares Outstanding - Basic and Diluted	5,807,000	5,807,000	5,807,000	5,807,000

The accompanying notes are an integral part of these interim financial statements

DRIFTWOOD VENTURES, INC.
(A Developmental Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Nine months	Nine months	February 13, 2003
	ended	ended	(Date of Inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss	$(43,767)	$(26,728)	$(119,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated management services and rent	6,300	6,300	24,500
Changes in operating assets and liabilities:
Prepaid expenses	10,000	-	-
Accounts payable and accrued liabilities	5,680	898	17,000
Net Cash Used In Operating Activities	(21,787)	(19,530)	(78,289)

Cash Flows From Financing Activities
Common shares issued	-	-	28,100
Due to related party	20,101	19,900	50,267
Net Cash Provided By Financing Activities	20,101	19,900	78,367

Increase (Decrease) in Cash	(1,686)	370	78

Cash, at beginning of period	1,764	2,577	-

Cash, at end of period	$78	$2,947	$78

The accompanying notes are an integral part of these interim financial statements

DRIFTWOOD VENTURES, INC.
(A Developmental Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

1. DESCRIPTION OF ORGANIZATION

Driftwood Ventures, Inc., (the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003 with authorized common stock of 75,000,000 shares at $0.001 par value.

The Company was engaged in acquiring and exploring mineral properties until September 30, 2007 when this activity was abandoned. The Company is considered to be in the development stage as defined in Statement of Financial Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," and is subject to risks associated with activities of development stage companies. As of September 30, 2007, the Company is inactive.

Since its inception, the Company has completed a private placement offering of 5,807,000 shares of its common capital stock for $28,100.

The Company has elected December 31 as its fiscal year end.

2. GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from February 13, 2003 (date of inception) through September 30, 2007 of $119,789 raising substantial doubt about the Company's ability to continue as a going concern. The Company's development activities since inception have been financially sustained through equity financing and loans from its principal shareholders. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital and ultimately, the achievement of significant positive results. The accompanying unaudited interim financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2006, the Company had a net operating loss carry forward of $60,976, $420 of which expires in 2024, $5,940 of which expires in 2025, $25,426 of which expires in 2026 and $29,190 of which expires in 2027. The related income tax benefit has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109 “Accounting for Income Taxes.” Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses.

Loss Per Share

The Company complies with the accounting and reportiing requirements of SFAS No. 128, "Earnings Per Share". Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are presented.

Use of Estimates and Assumptions

The Company uses estimates and assumptions in preparing its unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these unaudited interim financial statements.

Financial Instruments

The Company complies with the reporting requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".  The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities.

Foreign Currency Translation

The Company complies wtih the accounting and reporting requirements of SFAS No. 52, "Foreign Currency Translation". Part of the transactions of the Company were completed in Canadian dollars, and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the foreign currency translation is recognized. The functional currency is considered to be the US dollar.  The Company no longer conducts transactions in Canadian dollars as operations have moved to the United States.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Values Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

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

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”. SAB No. 109 addresses how written loan commitments recorded at fair value under GAAP are accounted for. SAB No. 109 revises SAB No. 105, “Application of Accounting Principles to Loan Commitments” by stating that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 is effective for fiscal quarters beginning after December 15, 2007. The Company is currently evaluating the impact of SAB No. 109 but does not expect that it will have a material impact on its financial statements.

4. MINERAL CLAIMS

The Company owns a mineral claim, known as the Hope Claim, located southwest of the town of Hope in British Columbia. The claim has not been proven to have a commercially minable ore reserve and therefore all costs of acquisition, exploration and retaining the property of $17,900 have been charged to expense. The mineral claim can be renewed by a yearly payment of $200. On October 1, 2007, the Company abandoned its plans to pursue the unproven mineral claims.

5. RELATED  PARTY TRANSACTIONS

Certain officers and directors who held 25% of the Company’s outstanding common stock made non-interest bearing loans, due on demand to the Company. All outstanding loans in the amount of $50,267 were forgiven on October 1, 2007. The former president of the Company donated management services and office premises to the Company. The services were valued at $500 per month and the office premises were valued at $200 per month. During the three and nine months ended September 30, 2007, donated services of $1,500 and $4,500, respectively, and donated rent expense of $600 and $1,800, respectively, were charged to operations. During the three and nine months ended September 30, 2006, donated services of $1,500 and $4,500, respectively, and donated rent expense of $600 and $1,800, respectively, were charged to operations. The former president no longer provides these services effective October 1, 2007.

6. SUBSEQUENT EVENTS

On October 1, 2007, Trinad Capital Master Fund, Ltd., an exempted Cayman Islands Corporation, with an address at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067 (“TCMF”), entered into a Securities Purchase Agreement (the “Agreement”) with certain stockholders (the “Stockholders”) of the Company. Pursuant to the terms of the Agreement, the Stockholders sold 5,461,000 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share, (“Common Stock”) representing approximately 94% of the Company’s issued and outstanding Common Stock as of October 1, 2007 (the “Closing”), to TCMF. In consideration of the purchase of the Shares, TCMF paid $750,000 at Closing, pursuant to and in accordance with the terms of the Agreement. The source of such capital was TCMF's working capital. The sale of the shares to TCMF, an accredited investor, was made pursuant to the exemptions from registration afforded by Section 4(1) of the Securities Act of 1933, as amended. On October 1, 2007, Steven Chan resigned as President and CEO and Kevin Smith resigned as Treasurer, and on October 11, 2007, Steven Chan and Kevin Smith resigned as Directors of the Company. Robert S. Ellin was appointed the Company's President, CEO and Director, Barry Regenstein was appointed Director, Jay A. Wolf was appointed Secretary, and Charles Bentz was appointed CFO on October 1, 2007. Jay A. Wolf was appointed to the Board on October 11, 2007.

On October 1, 2007, the Company abandoned its plans to pursue mineral claims (see note 4), and also the Company no longer receives donated services from its former president effective October 1, 2007 (see note 5).

On October 1, 2007 the executive office of the Company was relocated to 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067.

On October 24, 2007, the Company executed a loan agreement with TCMF whereby TCMF agreed to loan the Company up to a principal amount of $100,000 (the “Loan”) on demand, prior to the Company’s consummation of a Next Financing (as defined below). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company on the consummation of a sale of shares (other than a sale of shares of the Company’s common stock, $0.001 par value per share, to officers, directors or employees of, or consultants to, the Company in connection with services provided to the Company), to a third party or parties with proceeds to the Company of not less than $200,000 (a “Next Financing”).

On October 24, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of 5 years, Trinad will provide certain management services, including, without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate the Management Agreement with prior written notice. However, in the event the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000.

On October 29, 2007, we dismissed our independent accountant, Dale Matheson Carr-Hilton Labonte, LLP (“DMCL”), which had been serving as our principal accountant up to such date and appointed the firm Rothstein Kass & Company, P.C. (“Rothstein Kass”) as our new independent registered accountant. The decision to change accountants was approved by the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB for the period ended September 30, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a developmental stage company and are inactive as of the date of this report. Our objective is to identify an operating company to purchase or merge with and to raise capital to make the Company a more attractive merger candidate. No assurance can be given that we will be successful in meeting our objective.

Most of the activity from February 13, 2003 (date of inception) to September 30, 2007 relates to the Company's formation, public offering and the maintenance of its public filing requirements described below.

Nine Months Ended September 30, 2007

For the nine months ended September 30, 2007, we did not earn any revenues and do not anticipate earning any foreseeable revenues in the future. We incurred operating losses in the amount of $43,767 which was primarily from professional fees of $26,164 and a write off of pre-paid expenses of $10,000.

Three Months Ended September 30, 2007

For the three months ended September 30, 2007, we had a net loss of $32,304 which was primarily from professional fees of $20,204 and a write off of pre-paid expenses of $10,000.

Nine Months Ended September 30, 2006

For the nine months ended September 30. 2006. We incurred operating losses in the amount of $26,728 which was primarily from professional fees of $9,701 and mineral property costs of $7,500.

Three Months Ended September 30, 2006

For the three months ended September 30, 2006, we had a net loss of $14,543 which was primarily from mineral property costs of $7,500 and professional fees of $3,115.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

As discussed in Note 6, to the Financial Statements contained herein the Company has a loan agreement in place with its principal shareholder (TCMF) to provide the Company with working capital.

On October 24, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of 5 years, Trinad will provide certain management services, including, without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate the Management Agreement with prior written notice. However, in the event the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will prevent all error and fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Securities Purchase Agreement, dated October 1, 2007, by and among the stockholders and TCMF.*

10.2	Loan Agreement with TCMF dated October 24, 2007. **

10.3	Management Agreement, dated October 24, 2007, between the Company and Trinad Management, LLC.**

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2007, and incorporated herein by reference.

**Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2007, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2007

Driftwood Ventures, Inc.

/s/ Robert Ellin
Robert Ellin, President