Form 10KSB
period 2007-12-31
Driftwood Ventures, Inc.
filed 2008-04-08
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-124829

DRIFTWOOD VENTURES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	71-1033391
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2121 Avenue of the Stars, Suite 2550
Los Angeles, CA 90067
(Address of principal executive offices)

(310) 601-2500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share
(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common equity, as reported on the OTCBB, was $467,100 as of March 31, 2008.

As of March 31, 2008, the registrant had 5,807,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):  Yes   ☐   No  ☒

Driftwood Ventures, Inc.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Driftwood Ventures, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on February 13, 2003, with authorized common stock (“Common Stock”) of 75,000,000 shares at $0.001 par value per share. The Company was engaged in acquiring and exploring mineral properties until September 30, 2007, when this activity was abandoned. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," and is subject to risks associated with activities of development stage companies. At December 31, 2007, the Company was inactive.

On October 1, 2007, Trinad Capital Master Fund, Ltd. (“TCMF”), an exempted Cayman Island Corporation, with an address at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067, entered into a Securities Purchase Agreement (the “Agreement”) with certain stockholders (the “Stockholders”) of the Company. Pursuant to the terms of the Agreement, the Stockholders sold 5,461,000 shares (the “Shares”) of Common Stock, representing approximately 94% of the issued and outstanding Common Stock as of October 1, 2007 (the “Closing”), to TCMF. In consideration of the purchase of the Shares, TCMF paid at Closing the total sum of $750,000, pursuant to and in accordance with the terms of the Agreement. The source of such capital was TCMF’s working capital. The sale of the shares to TCMF, an accredited investor, was made pursuant to the exemptions from registration afforded by Sections 4(1) of the Securities Act of 1933, as amended.

On November 19, 2007, written consents from stockholders representing a majority of our outstanding shares of Common Stock approved (1) the reincorporation (the “Reincorporation”) of Driftwood Ventures, Inc., a Nevada corporation (“Driftwood-Nevada”), in Delaware by a merger with and into its wholly-owned, newly formed Delaware subsidiary, Driftwood Ventures, Inc. (“Driftwood-Delaware”), and (2) the adoption of the Company’s 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”).

The reincorporation was effective on December 20, 2007 and resulted in the following: (a) the Company becoming governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws (see Exhibits 3.1 and 3.2 to this Annual Report); (b) the Company’s authorized capital stock changing from 75,000,000 shares of authorized capital stock, all of which were common stock, par value $0.001 per share, to 80,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Company's Board of Directors (the “Board of Directors”) to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions with respect to the preferred stock as the Board of Directors may determine from time to time; (c) the persons currently serving as officers and directors of the Company continuing to serve in their respective capacities after the Reincorporation; and (d) Driftwood-Delaware: (i) acceding to all of the rights, privileges, immunities and powers of the Company; (ii) acquiring and possessing all of the property of the Company, whether real, personal or mixed; and (iii) assuming all of the debts, liabilities, obligations and duties of the Company. Driftwood-Delaware is the surviving corporation and operates under the name “Driftwood Ventures, Inc.”

As a result of the merger: (1) each outstanding share of Driftwood-Nevada common stock, par value $0.001 per share ("Nevada Common Stock”), converted into one share of Driftwood-Delaware common stock, par value $0.001 per share (“Delaware Common Stock”); (2) each outstanding share of Delaware Common Stock held by Driftwood-Nevada was retired and canceled and resumed the status of authorized and unissued Delaware Common Stock; (3) each share of Nevada Common Stock was canceled and retired; and (4) Driftwood-Nevada ceased to exist.

The executive office of the Company is located at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067. Our telephone number is (310) 601-2500. Robert S. Ellin is the Company's President and Chief Executive Officer, Jay A. Wolf is the Secretary and Charles Bentz is the Company’s Chief Financial Officer. Robert S. Ellin, Barry I. Regenstein and Jay Wolf are members of the Company’s Board of Directors.

TCMF and Management’s Plan of Operation

TCMF, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making the Company an attractive vehicle with which to acquire a business. TCMF intends to then seek a suitable acquisition candidate for the Company (a “Business Combination”). To date, no such Business Combination has been identified and the Company is therefore subject to a number of risks, including: any Business Combination consummated by the Company may turn out to be unsuccessful; the Company’s investors will not know what operating business, if any, will be acquired, including the particular industry in which the business operates and whether financing that could have a dilutive effect on the Company’s present stockholders will be required in connection therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; the Company may acquire a company in the early stages of development, causing it to incur further risks; the Company may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; the Company will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; and the Company’s common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of the Company’s common stock.

Company is a Blank Check Company

At present, the Company has no sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a Business Combination. As a result, the Company is a “blank check” or “shell” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities or undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan and closed on a suitable Business Combination.

The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the Common Stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s Common Stock.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

Other than Robert S. Ellin, our President and Chief Executive Officer, Jay A. Wolf, our Secretary, and Charles Bentz, our Chief Financial Officer, the Company currently has no employees who are salaried and has no compensated directors.

ITEM 2. DESCRIPTION OF PROPERTY

Currently, we are utilizing the office space of TCMF, located at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067, at no cost to us until an acquisition is consummated or a business is established. The amount of office space currently utilized by us is insignificant.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As reported in our Information Statement on Schedule 14C, filed with the Securities and Exchange Commission (the “Commission”) on November 30, 2007 and our Current Report on Form 8-K filed with the Commission on December 21, 2007, on November 19, 2007, the Company received, in lieu of a meeting, written consents from the holders of 5,461,000 shares of our Common Stock, representing approximately 94% of the 5,807,000 shares of Common Stock then outstanding, approving (1) the reincorporation of the Company from Nevada into Delaware, pursuant to a merger with and into its wholly-owned, newly formed Delaware subsidiary, and (2) the adoption of the Company’s 2007 Employee, Director and Consultant Stock Plan. As a result of the merger on December 20, 2007, Driftwood Ventures, Inc. became a corporation existing under, and governed by, the laws of the State of Delaware.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our authorized capital stock consists of 80,000,000 shares of capital stock, of which 75,000,000 are shares of Common Stock, $0.001 par value per share. Our Common Stock trades under the symbol “DFTW.OB” on the Over-the-Counter Bulletin Board. There has been no trading activity of our Common Stock since our inception. The holders of our Common Stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;

*	are entitled to share ratably in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of our affairs;

*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

All shares of Common Stock now outstanding are fully paid for and non-assessable. We refer you to our Certificate of Incorporation, and Bylaws (filed herewith as Exhibits 3.1 and 3.2) and the Delaware General Corporation Law for a more complete description of the rights and liabilities of holders of our securities.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of blank check preferred stock, $0.001 par value per share, or the ("Preferred Stock"). There are currently no issued or outstanding shares of preferred stock.

Non-cumulative voting

Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Cash dividends

Since our inception, we have not declared or paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Holders

As of March 31, 2008, there were 10 holders of record of our common stock.

Stock Transfer Agent

The stock transfer agent for our securities is Empire Stock Transfer, 2470 St. Rose Pkwy, Suite 304, Henderson, NV  89074.

Equity Compensation Plan Information

On November 19, 2007, we received written consent from the stockholder holding a majority of our outstanding shares of common stock that approved the adoption of the 2007 Plan.

Under the 2007 Plan, employees, directors and consultants of the Company (the “Eligible Participants”) may be issued stock awards as compensation for their services to the Company. The 2007 Plan authorizes and entitles the Company to issue to Eligible Participants awards to purchase up to 1,000,000 shares of Common Stock. The 2007 Plan became effective as of December 20, 2007, and will continue in effect until November 19, 2017.

The Company’s 2007 Plan provides that no participant may receive awards for more than 250,000 shares of Common Stock in any fiscal year. Shares of Common Stock reserved for awards under the 2007 Plan that are forfeited or are canceled will be added back to the share reserve available for future awards. However, shares of Common Stock tendered in payment for an award or shares of Common Stock withheld for taxes will not be available again for grant. No shares have been granted under this plan as of December 31, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this section, references to "we," "us," "our," and "ours" refer to Driftwood Ventures, Inc.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

This Form 10-KSB for the year ended December 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a developmental stage company and are inactive as of the date of this report. Our objective is to identify an operating company to purchase or merge with and to raise capital to make the Company a more attractive merger candidate. No assurance can be given that we will be successful in meeting our objective.

Most of the activity from February 13, 2003 (date of inception) to December 31, 2007 relates to the Company's formation, and the maintenance of its public filing requirements described below.

Year Ended December 31, 2007

For the year ended December 31, 2007, we did not earn any revenues and do not anticipate earning any foreseeable revenues in the future. We incurred operating losses in the amount of $55,120 which was primarily from professional fees of $37,416 and a write-off of prepaid expenses of $10,000.

Year Ended December 31, 2006

For the year ended December 31, 2006, we incurred operating losses in the amount of $35,212, which were primarily from professional fees of $15,626, mineral property costs of $7,500 and donated services of $8,400.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

On October 24, 2007, the Company executed a loan agreement, as subsequently amended on November 21, 2007 (the "Loan Agreement") with TCMF, whereby TCMF agreed to loan the Company up to a principal amount of $250,000 (the “Loan”), upon the Company's consummation of a Next Financing (as defined below). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s common stock, $0.001 par value per share, to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the registrant) to a third party or parties with proceeds to the Company of not less than $500,000 (a “Next Financing”). The business purpose of the Loan is to provide working capital to the Company.

MANAGEMENT’S PLAN OF OPERATION

At present, the Company has no sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a Business Combination. As a result, the Company is a “blank check” or “shell” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan and closed on a suitable Business Combination.

The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the Common Stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s Common Stock.

We may enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict when, if ever, we will enter into a business combination with any such private company or the industry or the operating history, revenues, future prospects or other characteristics of any such company. TCMF intends to raise capital to make us a more attractive acquisition vehicle and then seek a suitable merger candidate. TCMF has not identified anyone for acquisition at this time.

LOAN PAYABLE

On October 24, 2007, the Company executed the Loan Agreement with TCMF, whereby TCMF agreed to loan the Company up to a principal amount of $250,000 (the “Loan”), upon the Company's consummation of a Next Financing. TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s common stock, $0.001 par value per share, to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the registrant) to a third party or parties with proceeds to the Company of not less than $500,000. The business purpose of the Loan is to provide working capital to the Company.

MANAGEMENT AGREEMENT

On October 24, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. The Management Agreement has a term of five years and Trinad will provide certain management services, including, without limitation, the sourcing, and structuring of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate with prior notice. However, in the event that the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000. Management fees have been waived for 2007 by Trinad.

DELAWARE REINCORPORATION

On November 19, 2007, written consents were obtained from stockholders representing a majority of our outstanding shares of common stock approving the reincorporation in Delaware of the Company from Nevada by merger with and into its wholly-owned, newly formed Delaware subsidiary.

The reincorporation was effective on December 20, 2007 and resulted in the following: (a) the Company becoming governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws (see Exhibits 3.1 and 3.2 to this Annual Report); (b) the Company’s authorized capital stock changing from 75,000,000 shares of authorized capital stock, all of which were common stock, par value $0.001 per share, to 80,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions with respect to the preferred stock as the Board of Directors may determine from time to time; (c) the persons currently serving as officers and directors of the Company continuing to serve in their respective capacities after the Reincorporation; and (d) Driftwood-Delaware: (i) acceding to all of the rights, privileges, immunities and powers of the Company; (ii) acquiring and possessing all of the property of the Company, whether real, personal or mixed; and (iii) assuming all of the debts, liabilities, obligations and duties of the Company. Driftwood-Delaware is the surviving corporation and operates under the name “Driftwood Ventures, Inc.”

THE 2007 PLAN

On November 19, 2007, we received written consent from the stockholder holding a majority of our outstanding shares of common stock that approved the adoption of the 2007 Plan.

Under the 2007 Plan, employees, directors and consultants of the Company (the “Eligible Participants”) may be issued stock awards as compensation for their services to the Company. The 2007 Plan authorizes and entitles the Company to issue to Eligible Participants awards to purchase up to 1,000,000 shares of Common Stock. The 2007 Plan became effective as of December 20, 2007, and will continue in effect until November 19, 2017.

The Company’s 2007 Plan provides that no participant may receive awards for more than 250,000 shares of Common Stock in any fiscal year. Shares of Common Stock reserved for awards under the 2007 Plan that are forfeited or are canceled will be added back to the share reserve available for future awards. However, shares of Common Stock tendered in payment for an award or shares of Common Stock withheld for taxes will not be available again for grant. No shares have been granted under this plan as of December 31, 2007.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations are based upon our financial statements included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company provides for deferred income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance has been provided as it is more likely than not that the deferred tax assets will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB statement 109 Accounting for Income Taxes. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2007.

The Financial Accounting Standards Board has issued FASB 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value, and expands disclosures, effective for the Company starting January 1, 2008. The Company is currently evaluating the impact of FASB 157 but does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently assessing the impact of SFAS No. 159, but does not expect it will have a material impact on its financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141 “Business Combinations” (“SFAS 141”). This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exemptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the expected effect, if any, SFAS 141(R) will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interest will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions.

In addition, net income attributable to the noncontrolling interest will be included in net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on its financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have no floating rate indebtedness, hold no derivative instruments, and do not earn foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. Changes in interest rates may affect the amount of interest we earn on available cash balances as well as the amount of interest we pay on borrowings. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we may also be affected by such changes.

ITEM 7. FINANCIAL STATEMENTS

Driftwood Ventures, Inc.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm as of December 31, 2007	F-1

Report of Independent Registered Public Accounting Firm as of December 31, 2006	F-2

Balance Sheets as of December 31, 2007 and 2006	F-3

Statements of Operations for the Years Ended December 31, 2007 and December 31, 2006 and period from February 13, 2003 (inception) to December 31, 2007	F-4

Statements of changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007 and December 31, 2006 and period from February 13, 2003 (inception) to December 31, 2007	F-5

Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006 and period from February 13, 2003 (inception) to December 31, 2007	F-6

Notes to the Financial Statements	F-7 - F-10

Certified
Public
Accountants

Rothstein, Kass & Company, P.C.
9171 Wilshire Boulevard, 5th Floor
Beverly Hills, CA 90210
tel 310.273.2770
fax 310.273.6649
www.rkco.com

Beverly Hills
Dallas
Denver
Grand Cayman
New York
Roseland
San Francisco
Walnut Creek

Rothstein Kass

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Driftwood Ventures, Inc.

We have audited the accompanying balance sheet of Driftwood Ventures, Inc., (a development stage company) (the "Company"), as of December 31, 2007, and the related statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Driftwood Ventures, Inc. as of December 31, 2006 were audited by other auditors whose report dated March 5, 2007 expressed an unqualified opinion with a going concern matter on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driftwood Ventures, Inc., (a development stage company) as of December 31, 2007 and the results of its operations, changes in its stockholders' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has negative cash flows from operations, incurred recurring losses, negative working capital balances, and has an accumulated deficit. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Rothstein, Kass & Company, P.C.

Beverly Hills, California
March 31, 2008

An independent firm associated with AGN International Ltd

DALE MATHESON
CARR-HILTON LABONTE LLP
DMCL CHARTERED ACCOUNTANTS

Partnership of:
Vancouver: Robert J. Burkart, Inc. Alvin F. Dale Ltd. Robert J. Matheson, Inc. James F. Carr-Hilton Ltd. Barry S. Hartley, Inc. Rakesh I. Patel Inc. Kenneth P. Chong Inc. Reginald J. LaBonte Ltd.
South Surrey: Michael K. Braun Inc. Peter J. Donaldson, Inc.
Port Coquitlam: Wilfred A. Jacobson Inc. Fraser G. Ross, Ltd. Brian A. Shaw Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception of operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
March 5, 2007

Vancouver Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 • Fax: 604 689 2778 - Main Reception
South Surrey Suite 301 - 1656 Martin Drive, White Rock, B.C., Canada V4A 6E7, Tel: 604 531 1154 • Fax: 604 538 2613
Port Coquitlam Suite 700 - 2755 Lougheed Highway, Port Coquitlam, B.C., Canada V3B 5Y9, Tel: 604 941 8266 • Fax: 604 941 0971

Driftwood Ventures, Inc.
(A Developmental Stage Company)
Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS

Current Assets
Cash	$-	$1,764
Prepaid expenses	-	10,000

Total Assets	$-	$11,764

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$78,542	$11,320
Due to related party	-	30,166

Total Liabilities	78,542	41,486

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock - $0.001 par value, 75,000,000 shares
authorized, 5,807,000 shares issued and outstanding	5,807	5,807
Additional paid-in and donated capital	46,793	40,493
Deficit accumulated during the development stage	(131,142)	(76,022)

Total Stockholders' Equity (Deficit)	(78,542)	(29,722)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$11,764

The accompanying notes are an integral part of these financial statements.

Driftwood Ventures, Inc.
(A Developmental Stage Company)
Statements of Operations

			For the Period
			February 13, 2003
	Years Ended December 31,		(inception) to
	2007	2006	December 31, 2007

Expenses
Donated services and rent	$6,300	$8,400	$24,500
Mineral property costs	-	7,500	17,900
Organization costs	280	-	700
General and administrative	48,540	19,312	88,042

Net Loss	$(55,120)	$(35,212)	$(131,142)

Basic and Diluted Net Loss Per Common Share	$(0.009)	$(0.006)	$(0.023)

Weighted Average Number of Common Shares Outstanding	5,807,000	5,807,000	5,807,000
-Basic and Diluted

The accompanying notes are an integral part of these financial statements.

Driftwood Ventures, Inc.
(A Developmental Stage Company)
Statements of Changes in Stockholders’ Equity (Deficit)
Period from February 13, 2003 (Inception) to December 31, 2007

	Common Shares
	Number	Par Value	Additional Paid-in Capital	Common Shares Subscription Receivable	Additional Donated Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Balance, February 13, 2003 (Inception)	-	$-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(420)	(420)
Balance, December 31, 2003	-	-	-	-	-	(420)	(420)

Shares issued for cash
- November, 2004 at $0.001	4,900,000	4,900	-	-	-	-	4,900
- December, 2004 at $0.01	750,000	750	6,750	-	-	-	7,500
- December, 2004 at $0.10	157,000	157	15,543	-	-	-	15,700
Share subscription receivable	-	-	-	(1,000)	-	-	(1,000)
Donated management services and rent	-	-	-	-	1,400	-	1,400
Net loss	-	-	-	-	-	(12,462)	(12,462)
Balance, December 31, 2004	5,807,000	5,807	22,293	(1,000)	1,400	(12,882)	15,618
Share subscription receivable	-	-	-	1,000	-	-	1,000
Donated management services and rent	-	-	-	-	8,400	-	8,400
Net loss	-	-	-	-	-	(27,928)	(27,928)
Balance, December 31, 2005	5,807,000	5,807	22,293	-	9,800	(40,810)	(2,910)
Donated management services and rent	-	-	-	-	8,400	-	8,400
Net loss	-	-	-	-	-	(35,212)	(35,212)
Balance, December 31, 2006	5,807,000	5,807	22,293	-	18,200	(76,022)	(29,722)

Donated management services and rent	-	-	-	-	6,300	-	6,300
Net loss	-	-	-	-	-	(55,120)	(55,120)
Balance, December 31, 2007	5,807,000	$5,807	$22,293	$-	$24,500	$(131,142)	$(78,542)

The accompanying notes are an integral part of these financial statements.

Driftwood Ventures, Inc.
(A Developmental Stage Company)
Statements of Cash Flows

			For the Period
			February 13, 2003
	Years Ended December 31		(inception) to
	2007	2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(55,120)	$(35,212)	$(131,142)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated management services and rent	6,300	8,400	24,500
Write off due to related party	(50,267)	-	(50,267)
Changes in operating assets and liabilities:
Prepaid expenses	10,000	(10,000)	-
Accounts payable and accrued liabilities	67,222	5,933	78,542

Net Cash Used In Operating Activities	(21,865)	(30,879)	(78,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued	-	-	28,100
Due to related party	20,101	30,066	50,267

Net Cash Provided By Financing Activities	20,101	30,066	78,367

Decrease in Cash	(1,764)	(813)	-

Cash at beginning of period	1,764	2,577	-

Cash at end of period	$-	$1,764	$-

Supplemental disclosure of non-cash financing activities: Donated services, at fair value	$6,300	$8400	$24,500

The accompanying notes are an integral part of these financial statements.

Driftwood Ventures, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
December 31, 2007

1. DESCRIPTION OF ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on February 13, 2003 with authorized common stock of 75,000,000 shares at $.001 par value per share.

On December 20, 2007, the Company reincorporated into a Delaware corporation and is now governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws prepared in accordance with Delaware law. The Company’s authorized capital stock changed from 75,000,000 shares of authorized capital stock, all of which are common stock, par value $0.001 per share, to 80,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share. No terms have been established for the preferred stock.

The Company was engaged in acquiring and exploring mineral properties until September 30, 2007, when this activity was abandoned. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," and is subject to risks associated with activities of development stage companies. As of December 31, 2007, the Company is inactive.

Since its inception, the Company has completed a private placement offering of 5,807,000 shares of its common capital stock for $28,100.

The Company has elected December 31 as its fiscal year end.

2. GOING CONCERN

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $131,142, and working capital deficiency of $78,542 at December 31, 2007 and negative cash flows from operations, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligation and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting rules and regulations of the Securities and Exchange Commission (the “SEC”).

Development Stage Company

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Use of Estimates and Assumptions

The Company uses estimates and assumptions in preparing its financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from these estimates.

Financial Instruments

The Company complies with the accounting and disclosure requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities.

Foreign Currency Translation

The Company complies with the accounting and reporting requirements of SFAS No. 52, "Foreign Currency Translation". Part of the transactions of the Company were completed in Canadian dollars, and have been translated to U.S. dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the foreign currency translation is recognized. The functional currency is considered to be the U.S. dollar.  The Company no longer conducts transactions in Canadian dollars as operations have moved to the United States.

Income Taxes

The Company complies with the accounting and reporting requirements of SFAS No. 109, "Accounting for Income Taxes". The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Effective on January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company’s policy is to classify assessments, if any, for income tax related interest as interest expense and penalties as general and administrative expenses.

On December 31, 2007, the Company had a net operating loss carry forward of $104,633, $420 of which expires in 2024, $5,940 of which expires in 2025, $25,426 of which expires in 2026, $29,190 of which expires in 2027 and $43,657 of which expires in 2028. The related income tax benefit has been fully offset by a valuation allowance because the use of the future tax benefit is uncertain since the Company has no operations.

Loss Per Common Share

The Company complies with the accounting and reporting requirements of SFAS No. 128, "Earnings Per Share". Basic and diluted net income (loss) per common share amounts are computed based on the weighted average number of common shares actually outstanding.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value, expands disclosures for fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently assessing the impact of SFAS No. 159, but does not expect it will have a material impact on its financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141 “Business Combinations” (“SFAS 141”). This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exemptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the expected effect, if any, SFAS 141(R) will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interest will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions.

In addition, net income attributable to the noncontrolling interest will be included in net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on its financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

4. MINERAL CLAIMS

The Company owns a mineral claim, known as the Hope Claim, located southwest of the town of Hope in British Columbia. The claim has not been proven to have a commercially minable ore reserve and therefore all costs of acquisition, exploration and retaining the property of $17,900 have been charged to expense in prior fiscal periods. The mineral claim can be renewed by a yearly payment of $200. On October 1, 2007, the Company abandoned its plans to pursue the unproven mineral claims.

5. RELATED  PARTY TRANSACTIONS

Certain former officers and directors who held 25% of the Company’s outstanding common stock made non-interest bearing loans, due on demand to the Company. All outstanding loans in the amount of $50,267 were forgiven on October 1, 2007. The former president of the Company donated management services and office premises to the Company. The services were valued at $500 per month and the office premises were valued at $200 per month. During the year ended December 31, 2007, donated services of $4,500, and donated rent expense of $1,800, were charged to operations. During the year ended December 31, 2006, donated services of $6,000, and donated rent expense of $2,400, were charged to operations. The former president no longer provides these services effective October 1, 2007.

On October 24, 2007, the Company executed a loan agreement, as subsequently amended on November 21, 2007 (the "Loan Agreement") with the Company's majority stockholder, Trinad Capital Master Fund, Ltd. ("TCMF"), an exempted Cayman Island Corporation, whereby TCMF agreed to loan the Company up to a principal amount of $250,000 (the “Loan”) upon the Company's consummation of a Next Financing (as defined below). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. The Loan bears interest at the rate of 10% per annum. Accrued but unpaid interest is added to the outstanding principal balance of the loan. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company on the consummation of a sale of shares (other than a sale of shares of the Company’s common stock, $0.001 par value per share, to officers, directors or employees of, or consultants to, the Company in connection with services provided to the Company), to a third party or parties with proceeds to the Company of not less than $500,000 (a “Next Financing”). As of December 31, 2007, no amounts were borrowed under the loan agreement.

On October 24, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad will provide certain management services, including, without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate the Management Agreement with prior written notice. However, in the event the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000. Management fees have been waived for 2007 by Trinad.

6. CHANGE IN MANAGEMENT

On October 1, 2007, TCMF entered into a Securities Purchase Agreement (the “Agreement”) with certain stockholders (the “Stockholders”) of the Company. Pursuant to the terms of the Agreement, the Stockholders sold 5,461,000 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share, representing approximately 94% of the Company’s issued and outstanding common stock as of October 1, 2007 (the “Closing”), to TCMF. In consideration of the purchase of the Shares, TCMF paid $750,000 at Closing, pursuant to and in accordance with the terms of the Agreement. The source of such capital was TCMF's working capital. The sale of the shares to TCMF, an accredited investor, was made pursuant to the exemptions from registration afforded by Section 4(1) of the Securities Act of 1933 of the Securities and Exchange Commission, as amended. On October 1, 2007, Steven Chan resigned as President and CEO and Kevin Smith resigned as Treasurer, and on October 11, 2007, Steven Chan and Kevin Smith resigned as Directors of the Company. Robert S. Ellin was appointed the Company's President, CEO and Director, Barry Regenstein was appointed Director, Jay A. Wolf was appointed Secretary, and Charles Bentz was appointed CFO on October 1, 2007. Jay A. Wolf was appointed to the Board on October 11, 2007.

7. CAPITAL STOCK

Common Stock

Our authorized capital stock consists of 80,000,000 shares of common stock, of which 75,000,000 are shares of Common Stock, $0.001 par value per share. Our Common Stock trades under the symbol "DFTW.OB" on the Over-the-Counter Bulletin Board. There has been no trading activity of our Common Stock since our inception. The holders of our Common Stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors;

*	are entitled to share ratably in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of our affairs;

*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

All shares of Common Stock now outstanding are fully paid for and non-assessable. We refer you to our Certificate of Incorporation, and Bylaws (filed herewith as Exhibits 3.1 and 3.2) and the Delaware General Corporate Law for a more complete description of the rights and liabilities of holders of our securities.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Non-cumulative voting

Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Cash dividends

Since our inception, we have not declared or paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

8. STOCK-OPTION PLAN

On November 19, 2007, written consents from stockholders holding a majority of our outstanding shares of common stock approved the adoption of the Company’s 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”).

Under the 2007 Plan, employees, directors and consultants of the Company (the “Eligible Participants”) may be issued stock awards as compensation for their services to the Company. The 2007 Plan authorizes and entitles the Company to issue to Eligible Participants awards to purchase up to 1,000,000 shares of Common Stock. The 2007 Plan became effective as of December 20, 2007, and will continue in effect until November 19, 2017.

The Company’s 2007 Plan provides that no participant may receive awards for more than 250,000 shares of Common Stock in any fiscal year. Shares of Common Stock reserved for awards under the 2007 Plan that are forfeited or are canceled will be added back to the share reserve available for future awards. However, shares of Common Stock tendered in payment for an award or shares of Common Stock withheld for taxes will not be available again for grant. As of December 31, 2007, no awards had been made under the 2007 plan.

9. SUBSEQUENT EVENTS

On January 10, 2008, the Company borrowed $120,000 from TCMF under the terms of the Loan Agreement discussed in Note 5.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 29, 2007, we dismissed our independent accountant, Dale Matheson Carr-Hilton Labonte, LLP (“DMCL”), which had been serving as our principal accountant up to such date and appointed the firm Rothstein Kass & Company, P. C. (“Rothstein Kass”) as our new independent registered accountant. The decision to change accountants was approved by the Company’s Board of Directors.

Other than as described herein, no reports issued by DMCL during our two most recent fiscal years and any subsequent interim period contained an adverse opinion or disclaimer of opinion, nor were any reports issued by DMCL qualified or modified as to uncertainty, audit scope, or accounting principles. During our most recent full fiscal years ended December 31, 2007 and 2006, there were no disagreements with DMCL on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of DMCL, would have caused DMCL to make references to the subject matter of such disagreements in connection with its reports on the Company’s financial statements during such periods. DMCL issued going concern opinions in connection with its audit of each of the fiscal years ended December 31, 2006 and 2005, stating that because the Company had accumulated a deficit, had a working capital deficiency, and further losses were anticipated in the development of the Company’s business, in DMCL’s judgment, there was substantial doubt about the Company’s ability to continue as a going concern

ITEM 8A(T). CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures as of December 31, 2007 had not been strictly adhered to and that caused our controls and procedures to  be ineffective. These deficiencies consisted of inadequate adherence to our policy of substantive review by senior accounting personnel. This deficiency could lead to the untimely identification and resolution of accounting and disclosure matters. Management will ensure that the controls and policies related to substantive review by senior accounting personal will be adhered to. In order to remediate this deficiency in our system of internal control over financial reporting, management will insure that sufficient and timely review is provided to enhance controls in the correct preparation, review, presentation and disclosures of the Company's financial statements.

There have been no significant changes to our internal controls or other factors that could significantly affect internal controls subsequent to the period covered by this Annual Report.

(b)
Changes in Internal Controls. There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c)
Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective based on those criteria. Management has concluded that our disclosure controls and procedures as of December 31, 2007 had not been strictly adhered to and that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate adherence to our policy of substantive review by senior accounting personnel. This deficiency could lead to the untimely identification and resolution of accounting and disclosure matters. Management will ensure that the controls and policies related to substantive review by senior accounting personnel will be adhered to. In order to remediate this deficiency in our system of internal control over financial reporting, management will insure that sufficient and timely review is provided to enhance controls in the correct preparation, review, presentation and disclosures of the Company's financial statements.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only a management’s report in this Annual Report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table contains certain information with respect to our current directors and executive officers.

Name	Age	Principal Occupation

Robert S. Ellin	41	Director and Chief Executive Officer and President

Jay A. Wolf	34	Director and Secretary

Charles Bentz	44	Chief Financial Officer

Barry I. Regenstein	50	Director

Board of Directors and Executive Officers

Robert S. Ellin 41, has served as a director and our Chief Executive Officer since October 1, 2007 and is one of the Managing Members of Trinad Management, LLC. Mr. Ellin is also a Managing Member of Trinad Capital Master Fund, Ltd., our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the boards of Command Security Corporation (CMMD), ProLink Holdings Corporation (PLKH), MPLC, Inc. (MPNC) and U.S. Wireless Data, Inc. (USWD). Prior to joining Trinad Capital Master Fund Ltd., Mr. Ellin was the founder and President of Atlantis Equities, Inc., a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received his B.A. from Pace University.

Jay A. Wolf 34, has served as a director since October 1, 2007 and is one of the Managing Members of Trinad Management, LLC. Mr. Wolf is also a Managing Director of Trinad Capital Master Fund Ltd. Mr. Wolf currently sits on the boards of Shells Seafood Restaurants (SHLL), ProLink Holdings Corporation (PLKH), U.S. Wireless Data, Inc. (USWD) and Optio Software, Inc. Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf is a co-founder of Trinad Capital, L.P., where he served as a managing director since its inception in 2003. Prior to founding Trinad, Mr. Wolf served as the Executive Vice-President of Corporate Development for Wolf Group Integrated Communications where he was responsible for the company’s acquisition program. Prior to Wolf Group Integrated Communications, Mr. Wolf worked at Canadian Corporate Funding, a Toronto-based merchant bank, in the senior debt department, and subsequently for Trillium Growth, the Canadian Corporate Funding’s venture capital fund. Mr. Wolf received his B.A from Dalhousie University.

Charles Bentz 44, has served as our Chief Financial Officer since October 1, 2007 and has 20 years of accounting and administrative experience in the asset management industry and is a Certified Public Accountant.  Prior to joining to joining Trinad Management, LLC, Mr. Bentz was a Vice President and the Controller of Fletcher Asset Management; Vice President, Controller and Head of Fund Administration & Compliance of the Reserve Funds; Vice President and head of fund administration & compliance of BlackRock Inc.; Vice president and Controller of HHF Acquisition Corp.; and Associate Vice President of Prudential Mutual Fund Management. Mr. Bentz is the Chief Financial Officer of Zane Acquisition I and Zane Acquisition II. Mr. Bentz began his career at Deloitte & Touche, and holds a Bachelor of Science in Accounting from Villanova University.

Barry I. Regenstein 50, has served as a director since October 1, 2007 and is the President and Chief Financial Officer of Command Security Corporation. TCMF is a significant shareholder of Command Security Corporation. Trinad Capital Master Fund, Ltd. is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad Capital Master Fund, Ltd. Mr. Regenstein has over 28 years of experience with 23 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the company’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits of the boards of GTJ Co., Inc., ProLink Holdings Corporation (PLKH) and MPLC, Inc. (MPNC).  Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

Audit Committee

We do not currently have an Audit Committee because we are not an operating company. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish an Audit Committee that fulfills the independent and other requirements promulgated by the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. Officers, directors, and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during our fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met.

Code of Ethics

We do not currently have a code of ethics because we are not an operating company. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish a code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

On October 24, 2007, we entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad will provide certain management services, including, without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate with prior written notice. However, in the event the registrant terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000.

Other than as described above, there are no management agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On November 19, 2007, we received written consents from stockholders representing a majority of our outstanding shares of common stock approving the adoption of the Company’s 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”).

Under the 2007 Plan, employees, directors and consultants of the Company (the “Eligible Participants”) may be issued stock awards as compensation for their services to the Company. The 2007 Plan authorizes and entitles the Company to issue to Eligible Participants awards to purchase up to 1,000,000 shares of Common Stock. The 2007 Plan became effective as of December 20, 2007, and will continue in effect until November 19, 2017.

The Company’s 2007 Plan provides that no participant may receive awards for more than 250,000 shares of Common Stock in any fiscal year. Shares of Common Stock reserved for awards under the 2007 Plan that are forfeited or are canceled will be added back to the share reserve available for future awards. However, shares of Common Stock tendered in payment for an award or shares of Common Stock withheld for taxes will not be available again for grant. As of December 31, 2007, no awards had been made under the 2007 Plan.

The following tables set forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008, by the (i) named executive officers, (ii) all persons, including groups, known to us to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all current executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of common stock if it can be acquired by such person or group within 60 days from March 31, 2008, upon the exercise of warrants, options or other rights exercisable for, or convertible into, common stock. As of March 31, 2008, there were a total of 5,807,000 shares of common stock outstanding.

CERTAIN HOLDERS OF COMMON STOCK

	Beneficially Owned as of December 31, 2007 (2)
	Number of		Percent of
Name and Address of Owner (1)	Shares		Class

Trinad Capital Master Fund Ltd (TCMF).	5,461,000		94.04%
Current directors or officers:
Robert S. Ellin	5,461,000	(2)	94.04
Jay A. Wolf	5,461,000	(2)	94.04
All current directors and named executive officers as
a group (four persons)	5,461,000		94.04%

(1) Except as otherwise indicated, the address of each of the following persons is c/o Driftwood ventures, Inc., 2121 Avenue of the Stars, Suite 2550, Los Angeles, Ca 90067.

(2) TCMF owns approximately 94% of our outstanding common stock. Robert Ellin and Jay Wolf, two of our directors and executive officers, are the managing members of Trinad Management, LLC which serves as the investment advisor to TCMF. As a result, each of Robert Ellin and Jay Wolf beneficially own an aggregate of 5,461,000 shares of Common Stock. Each of Robert Ellin and Jay Wolf disclaims beneficial ownership of these securities except to the extent of their pecuniary interest therein.

Changes in Control

We are unaware of any contract or other arrangement which may at a subsequent date result in a change in control of our Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain former officers and directors who held 25% of the Company’s outstanding common stock made non-interest bearing loans, due on demand to the Company. All outstanding loans in the amount of $50,267 were forgiven on October 1, 2007. The former president of the Company donated management services and office premises to the Company. The services were valued at $500 per month and the office premises were valued at $200 per month. During the year ended December 31, 2007, donated services of $4,500, and donated rent expense of $1,800, were charged to operations. During the year ended December 31, 2006, donated services of $6,000 and donated rent expense of $2,400 were charged to operations. The former president no longer provides these services effective October 1, 2007.

On October 24, 2007, the Company executed a loan agreement, as subsequently amended on November 21, 2007 (the "Loan Agreement") with TCMF, whereby TCMF agreed to loan to the Company up to a principal amount of $250,000 (the “Loan”) upon the Company's consummation of a Next Financing (as defined below). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. The Loan bears interest at the rate of 10% per annum. Accrued but unpaid interest is added to the outstanding principle balance of the loan. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company on the consummation of a sale of shares (other than a sale of shares of the Company’s common stock, $0.001 par value per share, to officers, directors or employees of, or consultants to, the Company in connection with services provided to the Company) to a third party or parties with proceeds to the Company of not less than $500,000 (a “Next Financing”). No amounts were borrowed against this loan at December 31, 2007.

On October 24, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the terms of the Management Agreement, which is for a term of five years, Trinad will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate the Management Agreement with prior written notice. However, in the event the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000.

On November 19, 2007, written consents were obtained from stockholders holding a majority of our outstanding shares of common stock approving the reincorporation (the “Reincorporation”) of Driftwood Ventures, Inc., a Nevada corporation (“Driftwood-Nevada”), in Delaware by merger with and into its wholly-owned, newly formed Delaware subsidiary, Driftwood Ventures, Inc. (“Driftwood-Delaware”).

The reincorporation was effective on December 20, 2007 and resulted in the following: (a) the Company becoming governed by the laws of the State of Delaware and by a new Certificate of Incorporation and new Bylaws (see Exhibits 3.1 and 3.2 to this Annual Report); (b) the Company’s authorized capital stock changing from 75,000,000 shares of authorized capital stock, all of which were common stock, par value $0.001 per share, to 80,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions with respect to the preferred stock as the Board of Directors may determine from time to time; (c) the persons currently serving as officers and directors of the Company continuing to serve in their respective capacities after the Reincorporation; and (d) Driftwood-Delaware: (i) acceding to all of the rights, privileges, immunities and powers of the Company; (ii) acquiring and possessing all of the property of the Company, whether real, personal or mixed; and (iii) assuming all of the debts, liabilities, obligations and duties of the Company. Driftwood-Delaware is the surviving corporation and operates under the name “Driftwood Ventures, Inc.”

Our board of directors currently consists of three members. They are Robert Ellin, Jay Wolf and Barry Regenstein. Mr. Regenstein is an independent director. We have determined his independence using the definition of independence set forth in NASD Rule 4200.

ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

2.1	Plan and Agreement of Merger dated November 19, 2007 between the Company and Driftwood Ventures, Inc., a Nevada Corporation (1)

3.1	Certificate of Incorporation (3)

3.2	Bylaws (3)

10.1	Loan Agreement with Trinad Capital Master Fund, Ltd., dated October 24, 2007 and amended agreement dated November 21, 2007 (2)

10.2	Management Agreement dated October 24, 2007 between the Company and Trinad Management, LLC (1)

10.3	2007 Employee, Director and Consultant Stock Plan *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *

* Filed herewith.

(1) Incorporated by reference to the Registrant's DEF 14C Information Statement and filed with the SEC on November 30, 2007.
(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 25, 2007 and November 21, 2007, respectively.
(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 21, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services related to the audits and reviews of our interim and annual financial statements and other audit related services for the years ended December 31, 2007 and 2006:

	2007	2006
Audit fees:(1)	$35,565	$9,600
Audit related fees:(2)	0	0
Tax fees:(3)	0	0
All other fees:(4)	0	0

Total	$35,565	$9,600

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board of Directors for approval.

1.   Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.   Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.   Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.   Other Fees are those associated with services not captured in the other categories.

Prior to engagement, the Board of Directors pre-approves these services by category of service. The fees are budgeted and the Board of Directors requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Board of Directors requires specific pre-approval before engaging the independent auditor.

The Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board of Directors at its next scheduled meeting.

Our Board of Directors pre-approved the retention of Rothstein, Kass & Company, P.C. for all audit and audit-related services during fiscal year 2007.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Driftwood Ventures, Inc.

Dated: April 8, 2008	By:	/s/ Robert S. Ellin
Robert S. Ellin Chairman of the Board, Chief Executive Officer

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert S. Ellin	Director and Chief Executive	April 8, 2008
Robert S. Ellin	Officer

/s/ Jay A. Wolf	Director and Secretary	April 8, 2008
Jay A. Wolf

/s/ Charles Bentz	Chief Financial Officer	April 8, 2008
Charles Bentz