Form 10-Q
period 2008-03-31
Driftwood Ventures, Inc.
filed 2008-05-19
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________
Commission file number  333-124829

DRIFTWOOD VENTURES, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-1033391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 Avenue of the Stars, Suite 2550, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

(310) 601-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 14, 2008, there were 5,807,000 shares of the Registrant’s common stock, par value $.001 per share, issued and outstanding.

DRIFTWOOD VENTURES, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	11

Signatures		13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Driftwood Ventures, Inc.
Balance Sheet

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$5,453	$-

Total Assets	$5,453	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Loan payable - related party	$120,000	-
Accounts payable and accrued expenses	94,876	$78,542

Total Liabilities	214,876	78,542

Stockholders' Deficit
Preferred stock - $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	-
Common stock - $0.001 par value, 75,000,000 shares
authorized, 5,807,000 issued and outstanding	5,807	5,807
Additional paid-in capital	46,793	46,793
Accumulated Deficit	(262,023)	(131,142)

Total Stockholders' Deficit	(209,423)	(78,542)

Total Liabilities and Stockholders' Deficit	$5,453	$-

See notes to financial statements.

Driftwood Ventures, Inc.
Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Expenses
Donated services and rent	-	$2,100
General and administrative	$130,881	4,100

Net Loss	$(130,881)	$(6,200)

Basic and Diluted Net Loss Per Common Share	$(0.02)	*

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,807,000	5,807,000

* Less than $0.01, per share

 See notes to financial statements.

Driftwood Ventures, Inc.
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(130,881)	$(6,200)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated management services and rent		2,100
Changes in operating assets and liabilities
Accounts payable and accrued expenses	16,334	2,591

Net Cash Used In Operating Activities	(114,547)	(1,509)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from loan payable - related party	120,000	-

Net Change in Cash	5,453	(1,509)

Cash, beginning of period	-	1,764

Cash, end of period	$5,453	$255

 See notes to financial statements.

DRIFTWOOD VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

1. DESCRIPTION OF ORGANIZATION

Driftwood Ventures, Inc., (the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003. On December 20, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. No terms have been established for the preferred stock.

The Company was engaged in acquiring and exploring mineral properties until September 30, 2007, when this activity was abandoned, and the Company has been inactive since then.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-KSB for the year ended December 31, 2007. Interim results are not necessarily indicative of the results for a full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. GOING CONCERN

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $262,023 as of March 31, 2008, a working capital deficiency of $209,423 as of March 31, 2008, negative cash flows from operations $114,547 for the three months ended March 31, 2008, and further losses are anticipated. These factors raise substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligation and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from stockholders. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

4. RELATED PARTY TRANSACTIONS

On October 24, 2007, as amended on November 21, 2007, the Company entered into a loan agreement (the "Loan Agreement") with the Company's majority stockholder, Trinad Capital Master Fund, Ltd. ("TCMF “) to borrow up to a principal amount of $250,000 (the “Loan”). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. The borrowings under the Loan bear interest at 10%, per annum. Accrued but unpaid interest is added to the outstanding principal balance of the loan. The outstanding principal balance of the Loan and any accrued interest thereon shall be payable by the Company upon the sale of shares (other than a sale of shares of the Company’s common stock, par value $0.001 per share, to officers, directors or employees of or consultants to, the Company in connection with services provided to the Company) to a third party or parties with proceeds to the Company of not less than $500,000 (a “Next Financing”).

On April 18, 2008, the Company entered into a second amendment to the Loan Agreement, whereby TCMF agreed to: (i) increase the principal amount of the loan to $500,000 and (ii) increase the amount of Next Financing to an amount of not less than $750,000.

Through March 31, 2008, the Company has borrowed $120,000 under the loan agreement.

On October 24, 2007, the Company entered into a management agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the Management Agreement, which is for a term of five years, Trinad will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate the Management Agreement with prior written notice. However, in the event the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000. Management fees were waived for 2007 by Trinad.

Management fees in the amount of $90,000 were incurred in the three months ended March 31, 2008.

5. INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance under recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expenses and penalties as general and administrative expenses.

6. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted both FAS 157 and FAS 159 without any effect.

Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS 157), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115", (SFAS 159) 159 permits an entity to elect to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date.

7. SUBSEQUENT EVENT

On May 1, 2008, the Company agreed to a month-to month sublease for 15% of the premises leased by Trinad with rent of $3,500, per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This Form 10-Q for the quarter ended March 31, 2008 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are inactive as of the date of this report. Our objective is to identify an operating company to purchase or merge with and to raise capital to make the Company a more attractive merger candidate. No assurance can be given that we will be successful in meeting our objective.

Most of the Company’s activity from February 13, 2003 (date of inception) to March 31, 2008 relates to its formation and the maintenance of its public filings.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

On October 24, 2007, the Company executed a loan agreement, as subsequently amended on November 21, 2007 and April 18, 2008, respectively (the “Loan Agreement”), with Trinad Capital Master Fund (“TCMF”), whereby TCMF agreed to loan the Company up to a principal amount of $500,000 (the “Loan”). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. $120,000 was advanced during the quarter ended March 31, 2008. The Loan bears interest at the rate of 10% per annum. The entire outstanding principal amount of the Loan and any accrued interest thereon shall be due and payable by the Company upon, and not prior to, the consummation of a sale of securities (other than a sale of shares of the Company’s common stock, par value $0.001 per share, to officers, directors or employees of, or consultants to, the Company in connection with their provision of services to the Company), to a third party or parties with proceeds to the Company of not less than $750,000 (a “Next Financing”).

Results of Operations for the Three Months Ended March 31, 2008

The Company had a net loss for the three months ended March 31, 2008 of $130,881 consisting of general and administrative expenses.

Results of Operations for the Three Months Ended March 31, 2007

The Company had a net loss for the three months ended March 31, 2008 of $6,200 consisting of general and administrative expenses and donated services and rent.

Critical Accounting Policies

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Fair Value of Financial Instruments

Our carrying values of cash and due to related party approximate their fair values because of the short-term maturity of these instruments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income (Loss) per Common Share

Basic net income (loss) per share was computed by dividing the net income (loss) for the period by the basic weighted average number of shares outstanding during the period. Diluted net income (loss) per share was computed by dividing the net income (loss) for the period by the weighted average number and any potentially diluted shares outstanding during the period.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interest will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions.

In addition, net income attributable to the noncontrolling interest will be included in net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial position, results of operations and cash flows.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2008 and 2007. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a smaller reporting company.

Item 4T. Controls and Procedures.

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 *

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 *

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 19, 2008

Driftwood Ventures, Inc.

/s/ Robert Ellin
Robert Ellin, President and Chief Executive Officer