Form 10-Q
period 2008-06-30
Driftwood Ventures, Inc.
filed 2008-08-12
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________
Commission file number   333-124829
DRIFTWOOD VENTURES, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	71-1033391
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

2121 Avenue of the Stars, Suite 2550 , Los Angeles, CA	90067
(Address of Principal Executive Offices)	(Zip Code)

(310) 601-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☒  No   ☐

As of August 8, 2008, there were 11,327,453 shares of the Registrant’s common stock, par value $.001 per share, issued and outstanding.

DRIFTWOOD VENTURES, INC.

Table of Contents
PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

Driftwood Ventures, Inc.
Balance Sheets
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$88,336	$-

Total current assets	88,336	-

Other assets
Deferred acquisition costs	9,639	-

Total assets	$97,975	$-

LIABILITES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	155,640	78,542
Loan payable - related party	350,000	-

Total liabilities	505,640	78,542

Stockholders' deficit
Preferred stock - $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.001 par value, 75,000,000 shares authorized, 6,782,000 and 5,807,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	6,782	5,807

Additional paid-in capital	1,129,568	46,793
Accumulated deficit	(1,544,015)	(131,142)

Total stockholders' deficit	(407,665)	(78,542)

Total liabilities and stockholders' deficit	$97,975	$-

See notes to financial statements.

Driftwood Ventures, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues	$-	$-	$-	$-

Expenses
Donated services and rent	-	2,100	-	4,200
General and administrative expenses,
including stock based compensation
of $1,083,750 in 2008	1,281,992	3,162	1,412,873	7,263

Total expenses	1,281,992	5,262	1,412,873	11,463

Net loss	$(1,281,992)	$(5,262)	$(1,412,873)	$(11,463)

Basic and diluted net loss per common share	$(0.22)	$-	$(0.24)	$-

Weighted average number of common shares
oustanding - basic and diluted	5,878,703	5,807,000	5,842,852	5,807,000

See notes to financial statements.

Driftwood Ventures, Inc.
Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,412,873)	$(11,463)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services and rent	-	4,200
Stock based compensation	1,083,750	-
Changes in assets and liabilities:
Deferred acquisition costs	(9,639)
Accounts payable and accrued expenses	77,098	5,091

Net cash used in operating activities	(261,664)	(2,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	350,000
Other	-	408

Net cash provided by financing activities	350,000	408

Net change in cash	88,336	(1,764)

Cash - beginning of period	-	1,764

Cash - end of period	$88,336	$-

See notes to financial statements.

DRIFTWOOD VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

1. DESCRIPTION OF ORGANIZATION

Driftwood Ventures, Inc., (the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003. On December 20, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001, per share, and 5,000,000 shares of preferred stock, par value $0.001, per share. No terms have been established for the preferred stock. The Company was engaged in acquiring and exploring mineral properties until September 30, 2007, when this activity was abandoned, and the Company has been inactive since then.

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

New Accounting Pronouncements

On May 9, 2008, the FASB issued Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the effect, if any, the adoption of FSP APB 14-1would have.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. GOING CONCERN

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $1,544,015 as of June 30, 2008, a working capital deficiency of  $417,304 as of June 30, 2008, negative cash flows from operations $261,664 for the six months ended June 30, 2008, and further losses are anticipated. These factors raise substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligation and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of Driftwood Common Stock and/or loans from stockholders. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

4. RELATED PARTY TRANSACTIONS

On October 24, 2007, as amended on November 21, 2007, the Company entered into a loan agreement (the “Loan Agreement”) with the Company's majority stockholder, Trinad Capital Master Fund, Ltd. (“TCMF”) to borrow up to a principal amount of $250,000 (the “Loan”). TCMF shall make advances to the Company in such amounts as the Company shall request from time to time. The borrowings under the Loan bear interest at 10%, per annum. Accrued but unpaid interest is added to the outstanding principal balance of the loan. The outstanding principal balance of the Loan and any accrued interest thereon shall be payable by the Company upon the sale of shares (other than a sale of shares of common stock of the Company, to officers, directors or employees of or consultants to, the Company in connection with services provided to the Company) to a third party or parties with proceeds to the Company of not less than $500,000 (a “Next Financing”).

On April 18, 2008, the Company entered into a second amendment to the Loan Agreement, whereby TCMF agreed to: (i) increase the principal amount of the loan to $500,000 and (ii) increase the amount of Next Financing to an amount of not less than $750,000.

Through June 30, 2008, the Company borrowed $350,000 under the Loan Agreement and, in July 2008, the Company borrowed an additional $10,000 under the loan agreement.

On July 7, 2008, in connection with the note purchase agreement, as amended, as described in Note 9, the Loan Agreement was terminated and the outstanding loan payable of $360,000, plus accrued interest thereon, was cancelled.

Management Agreement

On October 24, 2007, the Company entered into a management agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), an affiliate of TCMF. Pursuant to the Management Agreement, which was for a term of five years, Trinad will provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company has agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. Either party may terminate the Management Agreement with prior written notice. However, in the event the Company terminates the Management Agreement, it shall pay to Trinad a termination fee of $1,000,000. Management fees were waived for 2007 by Trinad.

Management fees totaling $180,000 were paid during the six months ended June 30, 2008 and $90,000 was paid subsequent thereto.

On July 7, 2008, in connection with the note purchase agreement, as amended, as described in Note 9, the Management Agreement was terminated and the termination fee was reduced to $750,000, which was paid by the issuance to Trinad of notes payable in the principal amount of $750,000 and warrants to purchase 681,818 shares of common stock of the Company. The warrants are exercisable at $0.01, per share.

Lease

On May 1, 2008, the Company entered a month-to-month lease with Trinad for office space for $3,500, per month. On July 7, 2008 and in connection with the note purchase agreement, the lease was terminated.

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

7. COMMITMENTS

On June 1, 2008, the Company executed a consulting agreement with DDK Consulting to provide strategic consultancy and other related services to the Company on a month-to-month basis for $8,333.33, per month. On July 7, 2008, in connection with the financing, as described in Note 9, the Company and DDK Consulting terminated its consulting agreement and extinguished all liabilities and other obligations associated with the consulting agreement.

8. COMMON STOCK

Under the 2007 Employee, Director and Consultant Stock Plan, on June 23 and 27, 2008, the Company issued an aggregate of 900,000 and 75,000, respectively, of restricted shares of common stock of the Company to certain employees, directors and consultants for prior service at a purchase price of $0.01, per share. The shares were valued at the market value of the shares on the dates of issuance, for aggregate amounts of $990,000 and $93,750, respectively.

9. SUBSEQUENT EVENTS

Merger

On July 7, 2008, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with DFTW Merger Sub, Inc., a newly formed, wholly-owned (by the Company) Delaware corporation (“Merger Sub”), Green Screen Interactive Software, Inc., a Delaware corporation, (“Green Screen,”) and a stockholder representative, representing the stockholders of the Company. The Merger Sub will merge into the Company, with the Company as the survivor, through an exchange of common stock of the Company for common stock of Green Screen (the “Merger”).

Pursuant to the Merger Agreement, at the time of the Merger, each outstanding share of Green Screen’s common stock, on a fully converted basis, will be exchanged for shares of common stock of the Company, in accordance with certain exchange ratios as set forth in the Merger Agreement.

In addition, at the time of the Merger, the 354,605 outstanding options to purchase shares of Green Screen common stock under the Green Screen’s 2008 Equity Incentive Plan shall be assumed by the Company, subject to the same terms and conditions as were applicable under such plan immediately prior to the Merger, and converted into 2,260,366 options to purchase shares of the common stock of the Company, at an exercise price of $2.57, per share, and 244,437 options to purchase shares of common stock of the Company at an exercise price of $2.83, per share. The 246,243 warrants to purchase shares of Green Screen common stock outstanding at the time of the Merger shall be assumed by the Company and converted into 1,402,571 warrants to acquire shares of common stock of the Company at an exercise price of $2.83, per share, and 336,802 warrants to acquire shares of common stock at an exercise price of $2.12, per share. The aggregate consideration shall consist of 26,098,303 shares of common stock of the Company, including the shares which may be issued under the Green Screen options and warrants.

The Merger Agreement also provides for the indemnification of the Company, if any, by the placement of 2,609,830 shares of common stock of the Company, otherwise payable to the stockholders of the Company, into escrow, to be held in accordance with the terms and conditions of an escrow agreement.

Bridge Loan

On July 7, 2008, the Company entered into an agreement with Green Screen, under which the Company will provide a bridge loan of up to $7,000,000 to Green Screen (the “Green Screen Note”). The Green Screen Note will mature on September 30, 2008 and will bear interest at 10%, per annum. Under the Green Screen Note, Green Screen may borrow on a weekly basis, repay without penalty or premium and re-borrow until September 30, 2008, provided that any advance is contingent upon a mutually agreed upon budget for the use of such advance. On July 7, 2008, the Company advanced $3,028,889. All amounts due under the Green Screen Note will be extinguished upon the closing of the Merger.

Note Purchase Agreement

On July 7, 2008 and as amended on July 15, 2008 and July 31, 2008, the Company entered into a note purchase agreement with TCMF and an investor (the “Note Purchase Agreement”), under which the purchasers agreed to provide loans to the Company up to an the aggregate principal amount of up to $9,000,000, in consideration for the issuance and delivery of senior secured convertible promissory notes (the “Notes”). As partial inducement to purchase the Notes, the Company issued to the purchasers warrants to purchase 8,181,818 shares of common stock of the Company. The Note Purchase Agreement also provides for the purchase of additional notes and warrants to additional purchasers through August 15, 2008.

On July 7, 2008, the Company sold notes under the Note Purchase Agreement to TCMF and the other investor in the aggregate principal amounts of $2,500,000 and $2,000,000, respectively. The Notes are payable July 7, 2009 and bear interest at 5%, per annum. Upon the occurrence of an investor sale, as defined in the Notes, the entire outstanding principal amount of the Notes and any accrued interest thereon will be automatically converted into shares of common stock of the Company

In connection with the Note Purchase Agreement, the Company issued to TCMF and the other investor warrants to purchase 2,272,727 shares and 1,818,182 shares of common stock of the Company, respectively. The warrants are exercisable at $0.01, per share, for five years. On July 30, 2008, TCMF exercised its warrant to purchase 2,272,727 shares of common stock of the Company.

On July 10, 2008, the Company sold notes under the Note Purchase Agreement to an investor in the amount of $150,000 and issued a warrant to purchase 136,364 shares of common stock of the Company. The additional notes and warrants were issued under the same terms and conditions as the notes and warrants issued on July 7, 2008.

On July 24, 2008, the Company sold notes under the Note Purchase Agreement to two investors each in the principal amount of $500,000 and issued to each of the two investors warrants to purchase 454,545 shares of common stock of the Company. On August 8, 2008 each of two investors exercised the warrants to purchase 454,545 shares of common stock of the Company.

On July 31, 2008, the Company sold a note to TCMF in the principal amount of $1,500,000 and a warrant to purchase 1,363,636 shares of common stock of the Company. The additional notes and warrants were issued on the same terms and conditions as the notes and warrants issued on July 7, 2008. On August 1, 2008, TCMF exercised its warrant to purchase 1,363,636 shares of common stock of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, references to “we,” “us,” “our,” “ours,” and “the Company” refer to Driftwood Ventures, Inc.

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

This Form 10-Q for the quarter ended June 30, 2008 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

On October 24, 2007, the Company executed a loan agreement, as subsequently amended on November 21, 2007 and April 18, 2008, respectively (the “Loan Agreement”), with Trinad Capital Master Fund (“TCMF”), whereby TCMF (i) agreed to loan the Company up to a principal amount of $500,000 (the “Loan”) and (ii) increase the entire outstanding principal amount of the Loan and any accrued interest thereon, which was to be due and payable upon, and not prior to, a Next Financing (as defined in the Loan Agreement), to an amount of not less than $750,000. On July 7, 2008, pursuant to a further amendment to the Loan Agreement and in consideration of TCMF’s participation in the Financing and receipt of the Notes and Warrants issued thereunder (as those terms are defined below), the Loan Agreement automatically terminated upon the initial closing of the Financing and the loan thereunder, un the principal amount of $360,000, plus any accrued interest, was cancelled and extinguished with no obligation or liability to the Company.

On June 23, 2008 and June 27, 2008, the Company, pursuant to its 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”), issued an aggregate of 900,000 and 75,0000 restricted shares (the “Restricted Shares”), respectively of the Company’s common stock $0.001 per share (“Driftwood Common Stock”), at a purchase price of $0.001 per share to certain employees, directors and consultants. The Restricted Shares are subject to a right of forfeiture back to the Company in the event that the holder terminates his or her position with the Company prior to three years from the date of grant. In addition, the right of forfeiture will lapse in its entirety upon a change of control of the Company. The Restricted Shares were issued pursuant to the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On July 7, 2008, the Company entered into a Note Purchase Agreement with TCMF and Back Bay LLC (“Back Bay,” and together with TCMF, the “Purchasers”) (the “Note Purchase Agreement”), pursuant to which the Purchasers agreed to provide a loan to Driftwood in the aggregate principal amount of up to $7,000,000, in consideration for the issuance and delivery of senior secured convertible promissory notes (the “Notes”). As partial inducement to purchase the Notes, the Company issued to the Purchasers warrants to purchase Driftwood Common Stock (the “Warrants,” and together with the issuance of the Notes, the “Financing”). The Note Purchase Agreement provides for subsequent closings whereby the Company may issue additional Notes and Warrants to one or more additional purchasers at any time and from time to time on or before July 15, 2008. The Note Purchase Agreement was subsequently amended on July 15, 2008,(i) to increase the amount of Notes offered in the Financing to an aggregate amount of up to $9,000,000, (ii) to increase the amount of Warrants issuable in connection with the Financing to up to 8,181,818 and (iii) to extend the offering period until July 31, 2008. The Note Purchase Agreement was further amended on July 31, 2008 to extend the offering period of the Financing until August 15, 2008. The Notes and Warrants issued in the Financing were issued pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

Pursuant to the Note Purchase Agreement, the Company issued to each of TCMF and Back Bay Notes in the aggregate principal amount of $2,500,000 and $2,000,000, respectively. The Notes bear an interest rate of five percent (5%) for the time period beginning on July 7, 2008 and ending on July 7, 2009, unless extended. Upon the occurrence of an investor sale, as defined in the Notes, the entire outstanding principal amount of the Notes and any accrued interest thereon will be automatically converted into shares of Driftwood Common Stock.

In connection with the Note Purchase Agreement, the Company issued to each of TCMF and Back Bay Warrants to purchase 2,272,727 shares and 1,818,182 shares of Driftwood Common Stock, respectively. The Warrants have a five year term and an exercise price of $0.01 per share. The Warrant issued to Back Bay also contains customary limitations on the amount of Warrants that can be exercised. On July 30, 2008, TCMF exercised its warrant to purchase 2,272,727 shares of Driftwood Common Stock.

On July 10, 2008, Cipher 06 LLC (“Cipher”) executed a counterpart signature page to the Note Purchase Agreement, pursuant to which Driftwood issued to Cipher a Note in the principal amount of $150,000. As partial inducement to purchase the Note, Cipher received a Warrant to purchase 136,364 shares of Driftwood Common Stock. The Note and Warrant issued to Cipher were issued on the same terms and conditions as the Notes and Warrants that were issued in the initial closing of the Financing.

On July 24, 2008, each of Soundpost Capital, LP (“Soundpost LP”) and Soundpost Capital Offshore Ltd. (“Soundpost Offshore”) executed a counterpart signature page to the Note Purchase Agreement, pursuant to which the Company issued to each of Soundpost LP and Soundpost Offshore a Note in the principal amount of $500,000. As partial inducement to purchase the Notes, each of Soundpost LP and Soundpost Offshore received a Warrant to purchase 454,545 shares of Common Stock. The Notes and Warrants issued to Soundpost LP and Soundpost Offshore were issued on the same terms and conditions as the Notes and Warrants that were issued in the initial closing of the Financing. On August 8, 2008 each of Soundpost LP and Soundpost Offshore exercised its warrants to purchase 454,545 shares of Driftwood Common Stock

On July 31, 2008, TCMF executed a counterpart signature page to the Note Purchase Agreement, pursuant to which the Company issued to TCMF a Note in the principal amount of $1,500,000. As partial inducement to purchase the Note, Trinad received a Warrant to purchase 1,363,636 shares of Common Stock. The Note and Warrant issued to Trinad were issued on the same terms and conditions as the Notes and Warrants that were issued in the initial closing of the Financing. On August 1, 2008, TCMF exercised its Warrant to purchase 1,363,636 shares of Driftwood Common Stock.

On July 7, 2008, the Company entered into a Securities Purchase Agreement with Green Screen (the “Securities Purchase Agreement”), pursuant to which the Company provided a bridge loan of $7,000,000 to Green Screen, and purchased from Green Screen a senior secured note in the aggregate principal amount of $7,000,000 (the “Green Screen Note”). The Green Screen Note matures on September 30, 2008, and bears interest at a rate of 10% per annum. Under the Green Screen Note, Green Screen may borrow on a weekly basis, repay without penalty or premium and re-borrow amounts until September 30, 2008, provided that any advance made by Driftwood to Green Screen is contingent upon a mutually agreed upon budget for the use of such advance. Driftwood’s first advance to Green Screen was made on July 7, 2008 in the amount of $3,028,889. The Green Screen Note and any and all amounts due there under will be automatically extinguished upon the closing of the transactions contemplated by the Merger Agreement.

In addition, on October 24, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad”), affiliate of TCMF. Pursuant to the terms of the Management Agreement, Trinad agreed to provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. There were no management fee expenses for the year ended December 31, 2007 and the Company paid $270,000 in 2008. The Management Agreement was terminable by either party upon written notice, subject to a termination fee of $1,000,000 upon termination by the Company. On July 7, 2008, the Company and Trinad amended the Management Agreement to provide that it automatically terminated upon the initial closing of the Financing, in which such case the termination fee was reduced to $750,000. The Management Agreement, as amended, also provided that the Company may satisfy the payment of such termination fee by delivery to Trinad of Notes in the aggregate amount of $750,000 and 618,818 Warrants, such Notes and Warrants to be on the same terms of the Notes and Warrants sold and issued by the Company to the purchasers in the Financing. The Management Agreement automatically terminated upon the initial closing of the Financing on July 7, 2008. The $750,000 termination fee was satisfied by delivery to Trinad of Notes in the principal amount of $750,000 and 681,818 Warrants to purchase Driftwood Common Stock.

Results of Operations for the Three and Six Months Ended June 30, 2008

The Company had a net loss of $1,281,992 and $1,412,873 for the three and six months ended June 30, 2008, respectively, consisting primarily of stock based compensation, legal fees, and general and administrative expenses.

Results of Operations for the Three and Six Months Ended June 30, 2007

The Company had a net loss of $5,262 and $11,463 for the three and six months ended June 30, 2007, respectively, consisting primarily of general and administrative expenses and donated services and rent.

Significant Accounting Policies

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

Income Taxes

The Company provides for deferred income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences among the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance has been provided as it is more likely than not that the deferred tax assets will not be realized.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interest will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions.

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

On May 9, 2008, the FASB issued Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the effect, if any, the adoption of FSP APB 14-1would have

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended June 30, 2008 and 2007. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable as we are a smaller reporting company.

Item 4T. Controls and Procedures.

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims, or assessments.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 23, 2008 and June 27, 2008, the Company, pursuant to its 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”), issued an aggregate of 900,000 and 75,0000 restricted shares (the “Restricted Shares”), respectively of Driftwood Common Stock, at a purchase price of $0.001 per share to certain employees, directors and consultants. The Restricted Shares are subject to a right of forfeiture back to the Company in the event that the holder terminates his or her position with the Company prior to ten years from the date of grant. In addition, the right of forfeiture will lapse in its entirety upon a change of control of the Company. The Restricted Shares were issued pursuant to the exemptions from registration afforded by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Robert Ellin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Charles Bentz, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Robert Ellin, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 *

32.2	Certification of Charles Bentz, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 *

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Driftwood Ventures, Inc.

August 11, 2008	By:	/s/ Robert Ellin
Robert Ellin President and Chief Executive Officer (Principal Executive Officer)

August 11, 2008	By:	/s/ Charles Bentz
Charles Bentz Chief Financial Officer (Principal Financial Officer)