Form 10-Q
period 2008-09-30
Driftwood Ventures, Inc.
filed 2008-11-19
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
___________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of November 14, 2008, there were 37,892,766 shares of the Registrant’s common stock, par value $.001 per share, issued and outstanding.

DRIFTWOOD VENTURES, INC.

Table of Contents
PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets September 30, 2008 (Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations (Unaudited) For the Three Months Ended September 30, 2008 and 2007 and for the Nine Months Ended September 30, 2008 and for the Period from March 23, 2007 to September 30, 2007	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2008 and the Period from March 23, 2007 to September 30, 2007	5

	Condensed Consolidated Statements of Stockholders’ Equity and Other Comprehensive Loss for the Nine Months Ended September 30, 2008	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 4T.	Controls and Procedures	40

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Information

Driftwood Ventures, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(in $000's except per share amounts)

	September 30, 2008	December 31, 2007 *
	(unaudited)
ASSETS
Current Assets

Cash	$1,055	$169
Accounts receivable, net of allowances for returns and discounts of $1,057 and $1,167	5,772	1,316
Inventory	2,038	1,555
Prepaid expenses and other current assets	8,728	4,098
Product development costs - current	9,989	3,139
Deferred Tax Asset	567	1,438
Total Current Assets	28,149	11,715

Fixed assets, net	310	384

Goodwill	16,675	16,204
Intangible Assets, net	19,875	17,535
Long-term product development costs	-	1,120
Total Assets	$65,009	$46,958

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$5,442	$3,274
Financing arrangements	9,448	2,893
Accrued expenses and other current liabilities	4,928	5,932
Notes payable - current portion	2,233	2,877
Convertible notes payable, net
of unamortized discount of $2,716	8,434	-
Total current liabilities	30,485	14,976

Notes payable - non current portion	2,521	4,032
Deferred tax liability	2,840	6,220
Other long-term liabilities	620	167

Total Liabilities	36,466	25,395

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001, 5,000,000
shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 75,000,000
shares authorized, 37,425,756 issued and 37,074,585
outstanding Sept 30, 2008 and 15,684,845 issued and
outstanding December 31, 2007	37	16
Paid-in-capital	52,031	31,792
Accumulated deficit	(22,910)	(10,245)
Treasury Stock, at cost, 351,171 shares in 2008	(527)	-
Other comprehensive loss	(88)	-
Total Stockholders' Equity	28,543	21,563
Total Liabilities and Stockholders' Equity	$65,009	$46,958

* Derived from audited financials

See notes to condensed consolidated financial statements.

Driftwood Ventures, Inc.
Unaudited Condensed Consolidated Statement of Operations
For the Three Months Ended September 30, 2008 and 2007 and the Periods from January 1, 2008 to September 30, 2008 and from March 23, 2007 to September 30, 2007
(in $000's)

	Three months ended September 30,		January 1, 2008 - September 30,	March 23 2007 - September 30,
	2008	2007	2008	2007

Revenue	$8,816	$-	$24,303	$-

Cost of goods sold	5,968	-	19,879	-

Gross profit	2,848	-	4,424	-

Operating expenses:

General and administrative expenses	4,232	748	7,742	1,217
Selling and marketing expenses	1,729	-	4,198	-
Research and development expenses	-	-	1,481	-
Depreciation and amortization	632	24	1,611	31

Total Operating expenses	6,593	772	15,032	1,248

Loss from operations	(3,745)	(772)	(10,608)	(1,248)

Interest (expense) income, net	(1,581)	12	(2,581)	16

Loss from continuing operations before
income tax benefit	(5,326)	(760)	(13,189)	(1,232)

Income tax benefit	2,542	-	3,598	-

Loss from continuing operations	(2,784)	(760)	(9,591)	(1,232)

Loss from discontinued operations, net
of tax benefit of $230 and $465 for the three and nine months ended September 30, 2008	(1,437)	(374)	(3,074)	(482)

Net loss	$(4,221)	$(1,134)	$(12,665)	$(1,714)

Loss per share – basic and diluted:

Continuing operations	$(0.10)	$(0.09)	$(0.46)	$(0.23)

Discontinued operations	(0.05)	(0.04)	(0.15)	(0.09)

Net loss	$(0.16)	$(0.13)	$(0.60)	$(0.32)

Weighted average shares outstanding –
basic and diluted	27,051,407	8,427,935	21,058,233	5,369,327

See notes to condensed consolidated financial statements.

Driftwood Ventures, Inc.
Unaudited Condensed Consolidated Statement of Cash Flow
For the Nine Months Ended September 30, 2008 and the Period from March 23, 2007 to September 30, 2007
(in $000's)

	January 1, 2008 -	March 23, 2007 -
	September 30,	September 30,
	2008	2007
Operating Activities:

Net loss	$(12,665)	$(1,714)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization	1,611	24
Interest arising from amortization of debt discount	2,126	15
Deferred income taxes	(3,809)	-
Share based compensation	1,908	-
Loss on disposition of assets from discontinued businesses	1,007	-
Other changes in assets and liabilities, net	(10,965)	262

Net cash used in operating activities	(20,787)	(1,413)

Investing activities:

Capital expenditures	(85)	(164)
Cash received from acquisition of Driftwood	1,669
Acquisition of assets of Supervillain Studios, Inc., net of cash acquired	-	(1,377)
Investment in Cyoob, Inc.	-	(847)
Acquisition of stock of Zoo Digital Publishing Ltd., net of cash acquired	(430)	-

Net cash provided by (used in) investing activities	1,154	(2,388)

Financing activities:

Proceeds from sale of equity securities	6,118	5,000
Proceeds from Driftwood issuance of convertible notes - pre-merger	7,823	-
Proceeds from issuance of convertible notes - post-merger	1,000	-
Net proceeds from accounts payable and receivable financing facilities	5,578	-

Net cash provided by financing activities	20,519	5,000

Increase in cash	886	1,199

Cash at beginning of period	169	0

Cash at end of period	$1,055	$1,199

See notes to condensed consolidated financial statements.

Driftwood Ventures, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity and Other Comprehensive Loss
For the Nine Months Ended September 30, 2008
(in 000's)

									Accumulated
	Preferred Stock		Common Stock		Additional		Treasury Stock		Other		Other
	Shares	Par Value	Shares	Par Value	Paid-in- Capital	Accumulated Deficit	Shares	Par Value	Comprehensive Loss	Total	Comprehensive Loss

Balance December 31, 2007	-	$-	15,685	$16	$31,792	$(10,245)	-	$-	$-	$21,563	$-

Stock issued in connection with private placement offering			2,143	2	6,433					6,435

Costs incurred in connection with private placement offering					(317)					(317)

Stock issued in connection with the acquisition of Zoo-UK			1,581	2	4,084					4,086

Exchange of promissory notes for common stock at fair value			261	-	550					550

Stock based compensation related to the issuance of profit incentive units			-	-	354					354

Beneficial conversion feature of debt issued			-	-	200					200

Shares issued for consulting services			700	-	1,128					1,128

Shares and options issued to employees			16	-	426					426

Conversion of promissory notes into common stock at fair value			5,712	6	5,777					5,783

Driftwood shares acquired upon the completion of the merger			11,327	11	1,604					1,615

Shares returned from sale of Supervillain							351	(527)		(527)

Net loss						(12,665)				(12,665)	(12,665)

Adjustment for foreign currency translation									(88)	(88)	(88)

Balance September 30, 2008	-	$-	37,425	$37	$52,031	$(22,910)	351	$(527)	$(88)	$28,543	$(12,753)

See notes to condensed consolidated financial statements.

DRIFTWOOD VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND REVERSE MERGER

Driftwood Ventures, Inc., (the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003. On December 20, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001, per share, and 5,000,000 shares of preferred stock, par value $0.001, per share. No terms have been established for the preferred stock. The Company was engaged in acquiring and exploring mineral properties until September 30, 2007, when this activity was abandoned, and the Company had been inactive until July 7, 2008 when Driftwood entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Driftwood (“Merger Sub”), Zoo Games, Inc. (“Zoo Games”) (formerly known as Green Screen Interactive Software, Inc.) and a stockholder representative (the “Stockholder Representative”), pursuant to which Merger Sub would merge with and into Zoo Games, with Zoo Games as the surviving corporation (the “Surviving Corporation”) through an exchange of common stock of Zoo Games for common stock of Driftwood (the “Merger”).

On September 12, 2008, Driftwood, Merger Sub, Zoo Games and the Stockholder Representative entered into an Amendment to the Merger Agreement (the “Amendment”), which amended certain provisions of the Original Merger Agreement. Pursuant to the Amendment, upon the completion of the Merger, each outstanding share of Zoo Games common stock, $0.001 par value per share (the “Zoo Games Common Stock”) on a fully-converted basis, converted automatically into and became exchangeable for shares of Driftwood common stock, $0.001 par value per share (the “Driftwood Common Stock”) based on an exchange ratio equal to 7.023274. In addition, as set forth in the Amendment and by virtue of the Merger, each of the 334,983 options to purchase shares of Zoo Games Common Stock (the “Zoo Games Options”) outstanding under Zoo Games’ 2008 Long-Term Incentive Plan were assumed by Driftwood, subject to the same terms and conditions as were applicable under such plan immediately prior to the Merger, and converted into 243,040 options to purchase shares of Driftwood Common Stock at an exercise price of $2.58 per share, 421,396 options to purchase shares of Driftwood Common Stock at an exercise price of $2.25 per share and 1,688,240 options to purchase shares of Driftwood Common Stock at an exercise price of $1.52 per share. The 246,243 warrants to purchase shares of Zoo Games Common Stock outstanding at the time of the Merger (the “Zoo Games Warrants”) were assumed by Driftwood and converted into 1,411,186 warrants to acquire shares of Driftwood Common Stock at an exercise price of $2.84 and 318,246 warrants to acquire shares of Driftwood Common Stock at an exercise price of $2.13 per share. The merger consideration consisted (i) 26,098,303 shares of Driftwood Common Stock, (ii) the reservation of 2,352,677 shares of Driftwood Common Stock that are required for the assumption of the Zoo Games Options and (iii) the reservation of 1,729,432 shares of Driftwood Common Stock that are required for the assumption of the Zoo Games Warrants.

Zoo Games is treated as the acquirer for accounting purposes in this reverse merger and the financial statements of the Company for all periods presented represent the historical activity of Zoo Games and include the activity of Driftwood beginning on September 12, 2008, the date of the reverse merger. As a result of the reverse merger, the equity at December 31, 2007 has been adjusted to reflect a recapitalization.

Zoo Games, Inc. and its subsidiaries, a Delaware corporation, (“Zoo Games”, “we”, “us” or similar pronouns) is a New York City-based developer, publisher and distributor of interactive entertainment software for use on all major platforms including Nintendo’s Wii and DS, Sony’s PSP and PlayStation 3, Microsoft’s Xbox 360, and personal computers (PCs). Zoo Games sells primarily to major retail chains and video game distributors. Zoo Games began business in March 2007, acquired the assets of Supervillain Studios, Inc. (“SVS”) on June 13, 2007, acquired the stock of Destination Software, Inc. (“DSI”) on December 18, 2007 and acquired the stock of Zoo Digital Publishing Limited (“Zoo-UK”) on April 4, 2008. The consolidated financial statements include the results of their operations from their respective acquisition dates. We also acquired an interest in Cyoob, Inc., also known as Repliqa (“Repliqa”), on June 28, 2007. During January 2008, Zoo Games’ board of directors made a determination to discontinue its involvement with the operations of Repliqa. During September 2008, Zoo Games sold SVS back to the original sellers of SVS. Both Repliqa and SVS have been reflected as discontinued operations for all periods presented.

The Company has determined that it operates in one business segment, as described above.

On May 16, 2008, the Zoo Games converted from a limited liability company to a C-corporation and changed its name to Green Screen Interactive Software, Inc. from Green Screen Interactive Software, LLC. In August 2008, it changed its name to Zoo Games, Inc.

2. GOING CONCERN

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $22.9 million and a working capital deficiency of approximately $2.3 million at September 30, 2008. For the nine months ended September 30, 2008, the Company generated negative cash flows from operations of approximately $20.8 million. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate cash flow from operations sufficient to maintain its daily business activities as well as acquiring financing from outside sources through the sale of equity or debt instruments. While management has plans to seek financing through additional sales of such instruments, there is no assurance that such financing can be obtained. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary as a result of this uncertainty.
3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information
The accompanying unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and the interim financial statement rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in the Company’s Form 8-K filing dated September 18, 2008 and the Company’s Form 10KSB Annual Report for the period ended December 31, 2007 filed with the Securities and Exchange Commission on April 8, 2008. The results for the nine months ended September 30, 2008 might not be indicative of the results for the full year or any other future period.

The consolidated financial statements of the Company include the accounts of Zoo Games and its wholly and majority owned subsidiaries, Supervillain Studios LLC, DSI, Zoo-UK and Repliqa during the periods that each subsidiary was directly or indirectly owned by Zoo Games. All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates affecting the consolidated financial statements that are particularly significant include the recoverability of product development costs, lives of intangibles, allocation of purchase price, valuation of inventories and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ from these estimates.

Inventory

Inventory, primarily consisting of finished goods, is stated at the lower of actual cost or market. We periodically evaluate the carrying value of our inventory and make adjustments as necessary. The estimated product returns, stated at the lower of cost or market, included in the inventory balance at September 30, 2008 and December 31, 2008 are $ 301,000 and $ 542,000, respectively.

Product Development Costs

We utilize both internal development teams and third party product developers to develop the titles we publish.

We capitalize internal product development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third party production and other content costs, subsequent to establishing technological feasibility of a title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Amortization of such capitalized costs is recorded on a title-by-title basis in cost of goods sold using the proportion of current year revenues to the total revenues expected to be recorded over the life of the title.

We frequently enter into agreements with third party developers that require us to make advance payments for game development and production services. In exchange for our advance payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover the advance payments to the developers at an agreed royalty rate earned on the subsequent retail sales of such product, net of any agreed costs. We capitalize all advance payments to developers as product development costs. On a product-by-product basis, we reduce product development costs and record a corresponding amount of research and development expense for any costs incurred by third party developers prior to establishing technological feasibility of a product as these advances are expended. We typically enter into agreements with third party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. We also generally contract with third party developers that have proven technology and experience in the genre of the video game being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the product development process and require our third party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

We also capitalize advance payments as product development costs when advances are made subsequent to establishing technological feasibility of a video game title and amortize them, on a title-by-title basis, as royalties in cost of goods sold. Royalty amortization is recorded using the proportion of current year revenues to the total revenues expected to be recorded over the life of the title.

At each balance sheet date, or earlier if an indicator of impairment exists, we evaluate the recoverability of capitalized development costs, advance development payments and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis, and charge any amounts that are deemed unrecoverable to cost of goods sold if the product has already been released. If the product is discontinued prior to completion, any prepaid unrecoverable advances are charged to research and development expense. We use various measures to estimate future revenues for our product titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

Prior to establishing technological feasibility, we expense research and development costs as incurred. During the first six months of 2008, we wrote-off approximately $1.3 million of expense relating to costs incurred for the development of two games that were abandoned and we expensed approximately $1.4 million for other costs incurred by our internal development studio prior to technological feasibility that could not be capitalized, all of which are included in the Statement of Operations under research and development expenses. None of these costs were incurred during the three months ended September 30, 2008.

Licenses

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. Agreements with rights holders generally provide for guaranteed minimum royalty payments for use of their intellectual property. Guaranteed minimum payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) upon execution of a licensing agreement, provided that no significant performance remains to be completed by the licensor. When significant performance remains to be completed by the licensor, we record payments when actually paid.

Certain licenses extend over multi-year periods and encompass multiple game titles. In addition to guaranteed minimum payments, these licenses frequently contain provisions that could require us to pay royalties to the license holder, based on pre-agreed unit sales thresholds.

Capitalized licensing fees are amortized as royalties in cost of goods sold on a title-by-title basis at a ratio of current period revenues to the total revenues expected to be recorded over the remaining life of the title. Similar to product development costs, we review our sales projections quarterly to determine the likely recoverability of our capitalized licenses as well as any unpaid minimum obligations. When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

Impairment of Long-Lived Assets

We review all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including assets to be disposed of by sale, whether previously held and used or newly acquired. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows at our incremental borrowing rate or fair value, if available.

Revenue Recognition

We earn our revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third party developers ("Publishing revenue").

We recognize Publishing revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition", in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, "Revenue Recognition." Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms. Advances received for licensing and exclusivity arrangements are reported on the consolidated balance sheet as customer advances until we meet our performance obligations, at which point we recognize the revenue.

Revenue is recognized after deducting estimated reserves for returns, price concessions and other allowances. In circumstances when we do not have a reliable basis to estimate returns and price concessions or are unable to determine that collection of a receivable is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

Allowances for Returns, Price Concessions and Other Allowances

We may accept returns and grant price concessions in connection with our publishing arrangements. Following reductions in the price of our products, we grant price concessions that permit customers to take credits for unsold merchandise against amounts they owe us. Our customers must satisfy certain conditions to allow them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.

Although our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders, we sometimes accept returns from our distribution customers for stock balancing and make accommodations to customers, which include credits and returns, when demand for specific titles fall below expectations.

We make estimates of future product returns and price concessions related to current period product revenue based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of a hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of our products by consumers.

Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price concessions in any accounting period. We believe we can make reliable estimates of returns and price concessions. However, actual results may differ from initial estimates as a result of changes in circumstances, market conditions and assumptions. Adjustments to estimates are recorded in the period in which they become known.

Earnings (Loss) per Share

Basic earnings (loss) per share ("EPS") is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period. Since the inclusion of the warrants and options outstanding is anti-dilutive because of losses, the dilutive loss per share is the same as the basic loss per share. As a result, warrants and options to acquire shares of common stock were excluded from the EPS calculations for all periods presented.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the applicable local currency, British pounds sterling and Euro. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in income in the period in which they occur, except on inter-company balances considered to be long term. Transaction gains and losses on inter-company balances considered to be long term are recorded in other comprehensive income (loss).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature and therefore do not require tax adjustments. Comprehensive loss for the nine months ended September 30, 2008 was $88,000.

Tax Policy

The Company was a limited liability company from inception until May 16, 2008, when we converted to a corporation. As a limited liability company, we were not required to provide for any corporate tax. The loss from the Company’s operations was passed to the unit holders via Form K-1’s and the unit holders are responsible for any resulting taxes. One of our subsidiaries, DSI was not a limited liability company and we therefore were required to record a corporate tax provision upon the acquisition of DSI.

As a corporation, we recognize deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when we determine that it is more likely than not that such deferred tax assets will not be realized.

With the acquisition of Zoo-UK in April 2008, we are now subject to the taxing authority of the United Kingdom and we will be filing corporate and all applicable taxes in that jurisdiction.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160), which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, we do not expect the adoption of SFAS No. 160 to have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157 ”. FSP FAS 157-2 delays the effective date of SFAS No. 157, “ Fair Value Measurements ”, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. We do not expect the adoption of FSP FAS 157-2 to have a significant impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133 ”. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities ”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets ”. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets ”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. We are currently evaluating the impact FSP FAS 142-3 will have on our results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles ” (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a significant impact on our results of operations or financial position.

On May 9, 2008, the FASB issued Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the effect, if any, the adoption of FSP APB 14-1would have on our results of operations or financial position.

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “ Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No.161 ”. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities ”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others ”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP, which amend SFAS No. 133 and FIN No. 45, are effective for reporting periods (annual or interim) ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161. Disclosures required by SFAS No. 161 are effective for any reporting period (annual or interim) beginning after November 15, 2008. We do not expect the adoption of FSP FAS 133-1 and FIN 45-4 to have a material impact on our results of operations or financial position.

4. BUSINESS ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 2007 and the nine months ended September 30, 2008, we consummated the acquisitions described below, which largely reflect our efforts to expand our business by adding development studios, established distribution systems, a seasoned sales team and talented personnel resources to our existing infrastructure. The acquisitions were accounted for under the purchase method of accounting in accordance with FASB 141 and the results of operations and financial position of these acquisitions are included in our consolidated financial statements from their respective acquisition dates.

Supervillain Studios (Discontinued Operation)

In June 2007, the Company acquired the assets of Supervillain Studios, Inc. (“Supervillain” or “SVS”), a video game developer based in Santa Ana, California. The total purchase price consisted of the following:

(amounts in $000’s)
Cash at closing	$1,400
Promissory Notes, net of $989 debt discount	1,111
Fair value of 351,171 shares issued	490
Acquisition-related costs	53

Total purchase price	$3,054

In addition, there was $333,000 to be paid to each of Supervillain’s three shareholders (an aggregate of up to $1.0 million) that remain employed by the Company or its affiliates on the third anniversary of the Supervillain closing. The $333,000 was accrued for as compensation on a straight-line basis over a three-year period. The Supervillain Promissory Note was payable in three installments; $500,000 of principal together with accrued interest at the rate of 5% per annum is payable on each of (A) the earlier of December 14, 2008 or the date that the Company consummates a round of equity financing of $20.0 million or more and (B) the earlier of December 14, 2008 or the date that the Company consummates a round of equity financing of $31.0 million or more. The balance of the Supervillain Promissory Note, together with any accrued interest, was due on June 14, 2010.

Effective September 16, 2008, the Company resold SVS back to its original owners. In connection with the sale, certain assets that were developed by SVS after its original acquisition remain with the Company. All unpaid obligations related to the acquisition were relieved and the SVS owners returned 351,171 shares of common stock of the Company. The Company reported a loss of approximately $528,000 relating to the disposition of SVS and a loss of approximately $2.6 million for its discontinued operations for the nine months ended September 30, 2008. The assets disposed and liabilities relieved are (in $’000’s):

Fixed assets	$112
Goodwill	1,500
Intangibles	1,057
Accrued expenses relieved	(558)
Notes payable relieved ($2,100, net of $544 discount)	(1,556)
Shares returned to Treasury at fair value	(527)
Additional liability	500
Net assets disposed	$528
Destination Software, Inc.

In December 2007, the Company acquired the shares of Destination Software, Inc. (“DSI”). The purchase price was paid as follows:

(amounts in $000’s)
Cash at closing	$7,040
Promissory Notes, net of $2,346 debt discount	4,414
Fair value of 3,160,874 shares issued	8,173
Fair value of 2,106,582 shares to be issued (issued July 2008)	5,447
Acquisition-related costs	69

Total purchase price	$25,143

The cash purchase price was approximately $7.0 million at closing, with approximately $1.8 million to be paid at the earlier of the Company’s completion of another round of financing or by December 2008 with the $5.0 million balance to be paid in two installments pursuant to a promissory note (the “DSI Note”). The first installment of $2.5 million of principal together with accrued interest at the rate of 3.9% per annum was due on the earlier of June 18, 2009 and the date on which the Company consummates a round of equity financing of $40.0 million or more. The balance of the DSI Note (including accrued interest) was payable December 18, 2010.

In July 2008, the Company restructured the DSI Note and certain other amounts due so that approximately $3.5 million of debt due was converted to equity of the Company at the current market price of $10.65 per share (equivalent to $1.52 per share after the reverse merger) and the remaining debt was restructured so that approximately $1.1 million is due on September 18, 2009 and approximately $2.1 million is due December 18, 2010.

Cyoob, Inc. and Repliqa, LLC (Discontinued Operation)

In June 2007, we acquired a 24.75% interest in the outstanding stock of Cyoob, Inc. (“Cyoob”). Cyoob’s assets were transferred to Repliqa, LLC (“Repliqa”) and the Company acquired a 35% membership interest in Repliqa, ultimately allowing the Company to own 51.09% of the operating business of Repliqa. Repliqa was developing a recommendation engine to be used on the internet. We paid approximately $1.2 million for the interest in Cyoob and we committed to pay approximately $1.2 million for the membership interest in Repliqa. Prior to December 31, 2007, the assets of Repliqa were impaired and we recorded $2.0 million as a loss on impairment on this investment in the 2007 financial statements. This operation had no revenue. In January 2008, the Board and management decided to discontinue its involvement with the operations and this was recorded as a discontinued operation on the 2008 financial statements. During the nine months ended September 30, 2008, the Company sustained an additional $219,000 in losses that are included in the loss from discontinued operations.

Zoo Digital Publishing Limited

In April 2008, the Company acquired the shares of Zoo Digital Publishing Limited (“Zoo-UK”). The purchase price was paid as follows:

(amounts in $000’s)
Cash due at closing	$630
Cash due by December 31, 2008	370
Promissory Notes, net of $547 debt discount	1,953
Fair value of 1,580,237 shares issued	4,086
Acquisition-related costs	188

Total purchase price	$7,227

In addition, there is $500,000 to be paid to each of Zoo-UK’s two shareholders (an aggregate of up to $1.0 million) that remain employed by the Company or its affiliates on the third anniversary of the Zoo-UK closing. The full amount is being accrued for as compensation on a straight-line basis over a three-year period. The cash purchase price was $630,000 paid at closing, with $370,000 to be paid within the next nine months. The $2.5 million promissory note is payable $1.5 million with the Company’s next round of financing and $1.0 million is due April 2009. In addition, the Company is obligated under the Purchase Agreement to remit to the sellers an amount equal to 80% of any resultant tax savings from the utilization of the UK loss carryforward existing at the time of the acquisition. The Company is in the process of obtaining a detailed valuation of the assets acquired and liabilities assumed from Zoo-UK; therefore, the allocation of the purchase price and the valuation of the assets and liabilities, including goodwill, are subject to refinement.

In July 2008, the Company restructured the promissory note so that $2.0 million of debt due was converted to equity of the Company at the price of $10.65 per share (equivalent to $1.52 per share after the reverse merger) and the remaining $500,000 is due on December 31, 2008.

The following table summarizes the allocation of the purchase price based on the estimated value of the assets acquired and liabilities assumed as of the acquisition date:

(amounts in $000’s)
Cash	$342
Other current assets	3,989
Fixed Assets	82
Other assets	78
Goodwill	1,971
Content	1,789
Trademarks	840
Customer Relationships	2,337
Current liabilities assumed	(2,811)
Deferred tax liability	(1,390)

Net assets acquired	$7,227

During November 2008, the Company agreed to sell Zoo-UK back to the original owners for terms still being negotiated. This sale is expected to close before the end of 2008.

Pro forma results

The following unaudited summary pro forma information assumes the Zoo-UK acquisition had occurred on January 1, 2008. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Zoo-UK acquisition occurred on that date, nor is it necessarily indicative of the Company’s future results (in $000’s except per share and share data):

Nine Months Ended September 30, 2008
Revenue	$26,593
Loss from continuing operations	(8,750)
Basic and diluted loss per share from continuing operations	($0.41)
Weighted average shares outstanding	21,598,534

The pro forma net income reflects adjustments for amortization of intangibles, interest charges, accruals for additional compensation arising out of the acquisitions and income taxes

Loss From Discontinued Operations

The loss from discontinued operations is summarized as follows for the periods ended September 30, 2008 (in $000’s):

	Three months	Nine months
	Ended September 30, 2008
Repliqa	$-	$(219)
On-line concept	-	(146)
Supervillain - operations	(1,139)	(2,646)
Supervillain - loss on disposition of assets	(528)	(528)
Total pretax loss from discontinued operations	(1,667)	(3,539)

Credit for income taxes	230	465

Loss from discontinued operations, net of tax benefit	$(1,437)	$(3,074)

The loss from discontinued operations for the three months ended September 30, 2007 consists of $329,000 from Repliqa and the on-line concept and $45,000 from Supervillain operations. The loss from discontinued operations for the period from March 23, 2007 to September 30, 2007 consists of $329,000 from Repliqa and the on-line concept and $153,000 from Supervillain operations.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consisted of:

(amounts in $000’s)	September 30, 2008	December 31, 2007
Vendor advances for inventory	$5,842	$2,424
Prepaid royalties	2,504	1,321
Income taxes receivable	188	188
Other prepaid expenses	194	165

Prepaid expenses and other current assets	$8,728	$4,098

6. PRODUCT DEVELOPMENT COSTS

Details of our capitalized product development costs were as follows:

(amounts in $000’s)
	September 30, 2008		December 31, 2007
	Current	Non-Current	Current	Non-Current

Product development costs, internally
developed, net of amortization	$499	$-	$88	$-
Product development costs, externally
developed, net of amotrization	9,490	-	3,051	1,120

Product development costs	$9,989	$-	$3,139	$1,120

Product development costs written off during the nine months ended September 30, 2008 was approximately $1.3 million.

Amortization of product development costs expensed in the three and nine months ended September 30, 2008 were $407,000 and $1.6 million, respectively

7. GOODWILL

Goodwill was generated from the acquisitions of the assets of Supervillain and the stock of DSI during 2007, and the acquisition of the stock of Zoo-UK in 2008 as described in Note 4 as follows (in $000’s):

Supervillain	$1,500
DSI	14,704
Total Goodwill Dec. 31. 2007	16,204

Zoo-UK	1,971
Less Supervillain disposition	(1,500)

Total Goodwill September 30, 2008	$16,675

8. INTANGIBLE ASSETS, NET

The following table sets forth the components of the intangible assets subject to amortization.

(amounts in $000’s)
		September 30, 2008			Dec. 31, 2007
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Net Book	Net Book
	(Years	Amount	Amortization	Value	Value

Content	10	$13,991	$1,055	$12,936	$12,151
Trademarks	10	2,350	162	2,188	2,171
Customer relationships	10	5,086	335	4,751	3,213

Total Intangible Assets		$21,427	$1,552	$19,875	$17,535

Amortization expense related to intangible assets for the three and nine months ended September 30, 2008 and the three months ended September 30, 2007 and for the period from March 23, 2007 to September 30, 2007 was $351,000, $1.5 million, $83,000 and $83,000, respectively.

In connection with the disposition of Supervillain in September 2008, approximately $1.1 million of net intangibles were eliminated.

The following table presents the estimated amortization of intangible assets, based on our present intangible assets, for the next five years ending December 31 as follows:

(amounts in $000’s) Year ended Dec. 31,
Balance of 2008	$536
2009	2,144
2010	2,144
2011	2,144
2012	2,144
Thereafter	10,763

Total	$19,875

9. CREDIT AND FINANCING ARRANGEMENTS

In connection with the DSI acquisition, the Company entered into the following credit and finance arrangements:

The Company and DSI entered into a purchase order financing agreement with Transcap Trade Finance, LLC (“Transcap”) on December 19, 2007. This agreement made the Company a party to a Master Purchase Order Assignment Agreement dated August 20, 2001 pursuant to which Transcap agreed to provide purchase order financing to or for the benefit of DSI. Total advances under the factoring arrangement include letters of credit for purchase order financing and is limited to $10.0 million. The amounts outstanding as of September 30, 2008 and December 31, 2007 were approximately $6.5 million and $2.9 million, respectively. The interest rate is prime plus 1.5% on outstanding advances. As of September 30, 2008 and December 31, 2007, the effective interest rates were 6.5% and 8.75%, respectively. The charges and interest expense on the advances are included in interest in the accompanying consolidated statement of operations. The Company’s obligations under such agreement have been personally guaranteed by the Zoo Games and DSI Presidents.

DSI uses a factor to approve credit and to collect the proceeds from a substantial portion of its sales. During 2008, the Company used two different factoring facilities:

•
Under the terms of the first agreement, DSI assigns to the factor and the factor purchases from DSI eligible accounts receivable. In connection with these arrangements, the factor has a security interest in substantially all of the DSI assets. The factor, in its sole discretion, determines whether or not it will accept a receivable based on its assessment of credit risk. Once a receivable is accepted by the factor, the factor assumes substantially all of the credit risk associated with the receivable. The factor is required to remit payments to DSI for the assigned accounts receivable in accordance with the terms of the assigned invoice, regardless of whether the factor receives payment on the receivable, so long as the customer does not have a valid dispute related to the invoice. The amount remitted to DSI by the factor equals the invoiced amount adjusted for allowances and discounts DSI has provided to the customer. The factor charges 0.25% of invoiced amounts plus a fee for every 10 days the amount is uncollected from the customer, subject to certain minimum charges per invoice and a monthly maintenance charge, for these credit and collection services. During 2008, the factor purchased $918,000 of eligible gross receivables. The factor’s charges and interest expense on the advances are included in interest in the accompanying consolidated statement of operations and amounted to approximately $44,000 for the period. This agreement was terminated in March 2008. At December 31, 2007, accounts receivable included $175,000 due from the factor.

•
In August 2008, Zoo Publishing entered into a new factoring agreement with Working Capital Solutions, Inc., which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. Under the terms of our factoring and security agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 20% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open. From August to September 2008, the factor purchased approximately $3.4 million of eligible gross receivables. Since the factor acquires the receivables with recourse, we record the gross receivables including amounts due from our customers to the factor and we record a liability to the factor for funds advanced to us from the factor. At September 30, 2008, accounts receivable included approximately $2.0 million due from our customers to the factor and the factor advanced approximately $1.8 million to the Company. This facility is guaranteed by the Company’s President.

In connection with the Zoo-UK acquisition, the Company entered into the following credit and finance arrangements:

•
Zoo-UK maintains a committed overdraft financing facility through the Bank of Scotland in the amount of £700,000 (approximately U.S. $1.4 million). Interest on the overdraft facility is 3% over the Bank of Scotland base rate, from time to time. As of September 30, 2008, the Bank of Scotland base rate was 5% per annum. The facility will terminate on June 17, 2009 at which time all amounts will be due and payable, unless the facility is otherwise renewed.

•
Zoo-UK is required to meet certain financial covenants in order to continue using the overdraft facility, of which the Company was in compliance. The bank requires that one of the principals of Zoo-UK provide a guarantee for £250,000 (approximately US $500,000) to secure this facility. As of September 30, 2008, Zoo-UK used £518,000 (approximately US$941,000) of the overdraft facility and had £182,000 (approximately US $331,000) available. The facility is used for general working capital of Zoo-UK.

•
Zoo-UK also utilizes invoice financing through the Bank of Scotland. The invoice financing allows Zoo-UK to finance 65% of the gross value of acceptable invoices up to a limit of £800,000 (approximately US$1.6 million). The discount fee is 1.75% per annum above the Bank of Scotland’s base rate and there are minimal arrangement fees to set up the facility. Zoo-UK is required to meet certain financial covenants and provide certain documentation in order to continue using the invoice facility. The Company was in compliance with these covenants as of September 30, 2008. There are specific funding limits and requirements for financing debts from certain customers of Zoo-UK. As of September 30, 2008, Zoo-UK used £105,000 (approximately US$191,000) and had available drawdown of £82,000 (approximately US$149,000). This facility is reviewed annually by the Bank of Scotland for renewal.

As of September 30, 2008, the total financing arrangements outstanding were (in $000’s):

	September 30, 2008	December 31, 2007
Purchase order financing	$6,482	$2,893
Receivable factoring financing	1,834	-
UK overdraft facility	941	-
UK invoice financing	191	-
Total financing arrangements	$9,448	$2,893

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

(amounts in $000’s)	September 30, 2008	December 31, 2007
Customer advances	$571	$1,671
Obligation arising from DSI acquisition	254	1,200
Obligations relating to Cyoob acquisition	-	977
Obligations arising from Supervillain sale	335	-
DSI pension plan (1)	240	425
Commission for equity raise	-	345
Royalty	1,134	793
Operating expenses	2,267	437
Interest	127	84

Total	$4,928	$5,932

(1)	The DSI pension plan liability was assumed with the acquisition of DSI. The plan was subsequently cancelled and there is no additional DSI pension plan liability.

11. NOTES PAYABLE

The following table lists all outstanding Notes Payable (in $000’s):

	September 30, 2008	December 31, 2007
Note Description

Driftwood convertible notes, net of discounts attributable to the warrant value of $2,716	$8,434	$-
5.0% SVS sellers note	-	1,304
3.9% DSI notes, net of discount of $1,309	2,211	4,457
2.95% note due June 2012 assumed from DSI acquisition	400	490
8.25% Wachovia demand note assumed from DSI acquisition	50	50
Note assumed from DSI acquisition, 12% interest	200	200
Zoo Digital Publishing Limited Note due April 2009, net of discount of $27	473	-
Employee loans, payable on demand	331	408
DSI Employee loans at 4% interest	498	-
Zoo-UK shareholder note due April 2009	591	-
Total	13,188	6,909

Current portion	10,667	2,877

Non-current portion	$2,521	$4,032

The Notes Payable are due as follows:

(amounts in 000’s)

Twelve Months Ending	Amount Due

September 2009	$10,667
September 2010	120
September 2011	2,331
September 2012	70
Thereafter	-

Total	$13,188

Driftwood Notes

On July 7, 2008 and as amended on July 15, 2008 and July 31, 2008, the Company entered into a note purchase agreement under which the purchasers agreed to provide loans to the Company up to an the aggregate principal amount of up to $9.0 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the notes, the Company issued to the purchasers warrants to purchase 8,181,818 shares of common stock of the Company. The notes bear an interest rate of five percent (5%) for the one year term of the note commencing from issuance, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of common stock of the Company determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with the consent of the Company. In connection with the note purchase agreement, the Company satisfied a management fee obligation by issuing additional senior secured convertible promissory notes in the principal amount of $750,000 and warrants to purchase 681,818 shares of common stock of the Company. All of the warrants are exercisable at $0.01 per share.

On September 26, 2008, the Company entered into a note purchase agreement pursuant to which the purchasers agreed to provide a loan to the Company in the aggregate principal amount of $1.4 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the notes, the Company issued to the purchasers warrants to purchase shares of common stock of the Company. The note purchase agreement provides for subsequent closings whereby the Company may issue additional notes and warrants to one or more additional purchasers at any time and from time to time on or before October 15, 2008. The notes bear an interest rate of five percent (5%) for the time period beginning on September 26, 2008 and ending on September 26, 2009, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of common stock of the Company determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with the consent of the Company. In connection with the note purchase agreement, the Company issued 1,272,726 warrants to purchase 1,272,726 shares of common stock of the Company. The warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated September 26, 2008, the Company granted a security interest in all of its assets to each of the purchasers to secure the Company’s obligations under the notes.

The total principal amount of all of the notes described above is approximately $11.2 million. The warrants issued with all the notes were valued at approximately $5.9 million by an independent valuation firm. The total deferred debt discount of $5.9 million is amortized over the one year life of the notes. Prior to September 12, 2008, 4,545,455 warrants were exercised and the interest expense related to the discount of these warrants was accelerated. As of September 12, 2008, the deferred debt discount of the existing notes was approximately $2.4 million and the net value of the notes recorded as of September 12, 2008 was approximately $7.8 million. On September 26, 2008, we issued $1.0 million of the notes and 909,090 of the warrants which were valued at $527,000 using consistent valuation methodologies as those used for all the previously issued notes. As of September 30, 2008, the net deferred debt discount of all the notes is $2.7 million and the net value of the notes recorded as of September 30, 2008 is approximately $8.4 million.

Supervillain Notes

In connection with the purchase of the Supervillain assets, the Company’s subsidiary Supervillain Studios LLC issued a promissory note (“Supervillain Note”) in the amount of $2.1 million. The Supervillain Note was payable in three installments; $500,000 of principal together with accrued interest at the rate of 5% per annum is payable on each of (A) the earlier of December 14, 2008 or the date that the Company consummates a round of equity financing of $20.0 million or more and (B) the earlier of December 14, 2008 or the date that the Company consummates a round of equity financing of $31.0 million or more. The balance of the Supervillain Note, together with any accrued interest, was due on June 14, 2010. In connection with the aforementioned note, the Company recorded a debt discount of $989,000. For the nine months ended September 30, 2008, amortization of deferred debt discount and interest expense were $265,000 and $80,000, respectively. All obligations under the Supervillain Note were terminated effective September 16, 2008 with the sale of SVS back to the original owners.

DSI Notes

In connection with the acquisition of DSI, the Company issued various promissory notes (“DSI Note”) in aggregate of approximately $6.8 million. Approximately $1.8 million of principal is payable at the earlier of the Company’s completion of another round of financing or by December 2008 with the $5.0 million balance to be paid in two installments pursuant to the “DSI Note”. The first installment of $2.5 million of principal together with accrued interest at the rate of 3.9% per annum would be due on the earlier of June 18, 2009 and the date on which the Company consummates a round of equity financing of $40.0 million or more. The balance of the DSI Note (including accrued interest) would be payable December 18, 2010. In connection with the aforementioned note, the Company recorded a debt discount of approximately $2.3 million. For the nine months ended September 30, 2008, amortization of deferred debt discount and interest expense were $754,000 and $163,000, respectively. In July 2008, approximately $3.5 million of this debt was converted to common stock of the Company based on fair value and of the remaining $3.25 million, $1.1 million is due September 18, 2009 and $2.1 million is due December 18, 2010.

In connection with the acquisition of DSI, the Company also assumed a liability of $1.2 million as part of the DSI purchase price. Other notes payable assumed from the DSI acquisition included:

•	$200,000 Demand note with 12.0% percent interest per annum, callable in 6 months, minimum guaranteed interest per renewal is $ 12,000. The note is guaranteed by the DSI President.

•
DSI purchased treasury stock from a former employee in December 2006 for the amount of $650,000. The balance on the note as of September 30, 2008 was $400,000; $120,000 is classified as current and $310,000 is classified as long-term. The payments are due monthly and the amount of the payment is $10,000 per month.

Zoo-UK Notes

In connection with the acquisition of Zoo-UK, the Company issued a promissory note (“Zoo Note”) in the amount of $2.5 million. The Zoo Note stated that $1.5 million was to be paid upon the completion of the next round of financing and $1.0 million to be paid April 4, 2009.  In connection with the aforementioned note, the Company recorded a debt discount of $548,000. For the nine months ended September 30, 2008, amortization of deferred debt discount was $158,000.  In July 2008, $2 million of this debt was converted to common stock of the Company based on fair value and the remaining $500,000 note is due December 31, 2008.

Zoo-UK had an outstanding loan in the amount of £325,000 (approximately U.S. $591,000) from I.C. Stewart 2001 Trust.   The loan bears interest at an annual rate of 1.75% over the base lending rate of the Bank of England.  The entire loan is currently outstanding.  Zoo-UK is required to pay interest quarterly in arrears, and the entire amount outstanding must be repaid on April 4, 2009.

Other Notes

On May 16, 2008, the Company entered into a Letter of Intent with Mandalay Media, Inc. to merge. In conjunction with this merger, the Company received $2.0 million from Mandalay Media and issued a 10% convertible note to Mandalay that was due October 15, 2008. The beneficial conversion feature in this note was $200,000 and this is amortized over the five-month term of the note. The letter of intent was terminated on June 16, 2008 and the Company repaid the note in full, including approximately $29,000 of interest on July 7, 2008. The remaining unamortized portion of the beneficial conversion feature in the amount of $140,000 was expensed upon the repayment of the note.

12. INCOME TAXES

Through May 15, 2008, the Company and certain of its consolidated subsidiaries are taxed as a partnership under the provisions of the Internal Revenue Code. Accordingly, the losses incurred by the Company and those subsidiaries through May 15, 2008 will be allocated to the respective members and reported on their individual tax returns. Effective May 16, 2008, the Company changed its tax status from a partnership to a corporation and, as a result, will begin filing consolidated corporate tax returns with its domestic subsidiaries. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes as well as the deferred tax assets and liabilities recognized for existing timing items relating to the Company's change in tax status.

For financial reporting purposes, income (loss) before income taxes for the nine months and three months ended September 30, 2008 include the following components (in $000’s):

	Nine Months Ended	Three Months Ended
	September 30, 2008	September 30, 2008
Pretax (loss):
United States	($15,537)	($6,465)
Foreign	(1,191)	(528)
	($16,728)	($6,993)

The United States pretax loss includes approximately $5.6 million for the period through May 15, 2008 attributable to entities that are taxed as partnerships.

The components of income tax (benefit) for the nine months and three months ended September 30, 2008 are as follows (in $000’s):

	Nine Months Ended	Three Months Ended
	September 30, 2008	September 30, 2008
Current:
Federal	$-	$-
State	2	-
Foreign	(256)	(90)
Total Current	(254)	(90)

Deferred:
Federal	(2,440)	(1,630)
State	(1,300)	(1,002)
Foreign	(69)	(50)
Total Deferred	(3,809)	(2,682)

	$(4,063)	$(2,772)

Income tax (benefit) allocated to:
Continuing operations	($3,598)	($2,542)
Discontinued operations	(465)	(230)

Total income tax (benefit)	$(4,063)	$(2,772)
No income taxes were paid during the nine months ended September 30, 2008.

The reconciliation of income tax expense (benefit) computed at the U.S. statutory tax rates to income tax expense (benefit) for the nine months ended September 30, 2008 is:

Tax at U.S. federal income tax rates	(34.0)%
State taxes, net of federal income tax benefit	(8.9)
Impact of foreign tax rates and credits	0.7
Deferred taxes related to change in tax status	5.3
Nondeductible expenses and other	0.6
(36.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30,2008 are as follows (in $000’s):

Deferred tax assets:	Current	Long-term

Net operating loss carryforwards	$-	$3,659
Capital loss carryforwards	-	515
Allowance for doubtful accounts	335	-
Inventory reserve	19	-
Bonuses payable	461	185
Bonus and vacation accruals	228	-
Non-qualified options	-	179
Gross deferred tax assets	1,043	4,538
Valuation allowance	(98)	(417)

Net deferred tax assets	945	4,121

Deferred tax liabilities:

Property and equipment	-	(9)
Intangibles	-	(6,710)
Discount on notes	(378)	(242)

Total deferred tax liabilities	(378)	(6,961)

Net deferred tax asset (liability)	$567	$(2,840)

The Company has approximately $1.2 million of available capital loss carryforwards which expire in 2013. A valuation allowance of approximately $515,000 has been recognized to offset the deferred tax assets related to these carryforwards. The Company currently does not have any capital gains to utilize against this capital loss. When realized, the tax benefit of this item will be applied to reduce future capital gains of the Company.

As of September 30, 2008, the Company has U.S. federal net operating loss (NOL) carryforwards of approximately $8.4 million which will be available to offset taxable U.S. income during the carryforward period and are expected to be fully realized. The federal NOL will begin to expire in 2023. The Company has state net operating loss carryforwards of approximately $8.4 million which will be available to offset taxable state income during the carryforward period. The state NOL will also begin to expire in 2023. The tax benefit of these items is reflected in the above table of deferred tax assets and liabilities. The Company is assessing the potential utilization of approximately $5.0 million of foreign loss carryforwards. As a result, no deferred tax assets have been included in the above table as of September 30, 2008, subject to any additional purchase accounting adjustments.

13. STOCKHOLDERS EQUITY

The Company has authorized 75,000,000 shares of Common Stock, par value $0.001 and 5,000,000 preferred shares, par value $0.001. As of September 30, 2008, there are 37,425,756 common shares issued, with 351,171 returned to Treasury in connection with the sale of Supervillain.

There are 7,320,341 warrants outstanding. All are currently exercisable and have a five-year life:

•	5,590,909 have an exercise price of $0.01
•	1,411,186 have an exercise price of $2.84 and
•	318,246 have an exercise price of $2.13.

There are 2,352,676 options outstanding under the Zoo Games, Inc. 2008 Long-Term Incentive Plan dated September 12, 2008. No additional awards may be granted from this plan. 2,001,513 options vest immediately and the balance of the options vest over a three-year period:

•	243,040 have an exercise price of $2.58 (all issued in 2007)
•	421,396 have an exercise price of $2.25 and (all issued during 2008)
•	1,688,240 have an exercise price of $1.52. (all issued during 2008)

As of September 30, 2008, an aggregate of 975,000 shares of restricted common stock of the Company are outstanding under the Company’s 2007 Employee, Director and Consultant Stock Plan, and 25,000 shares of Common Stock are reserved for future issuance under this plan.

In connection with the Merger on September 12, 2008, each share of common stock of Zoo Games was converted into 7.0232737 shares of the Company’s common stock. All references to shares are at the converted amount.

During 2008, the following activity transpired relating to the Company’s common stock:

•
Issued 2,143,000 shares of common stock in connection with raising $6.4 million from a private placement offering from January 2008 to April 2008. We incurred costs of $317,000 in connection with the offering.

•	Issued 1,581,000 shares of common stock as partial payment for the acquisition of Zoo-UK in April 2008.
•	Converted various promissory notes totaling $5.7 million into 6,325,000 shares of the Company’s common stock based on fair value.
•	Exchanged promissory notes totaling $550,000 into 261,000 shares of the Company’s common stock.
•	Issued 702,440 shares of the Company’s common stock to a consultant as compensation for consulting services provided to the Company valued at approximately $1.1 million.
•	Issued 16,484 shares of the Company’s stock to an employee in lieu of a $25,000 cash bonus.
•
Combined the 26,098,000 shares of stock from Zoo Games shareholders with the 11,327,000 existing shares of the Company’s common stock on September 12, 2008. The paid-in-capital amount relating to the 11.3 million existing shares was approximately $2.3 million.

Prior to the conversion to a C-corporation in May 2008, the company had issued membership common units, incentive units and incentive profit units. Upon the conversion to a C-corporation, each common unit and incentive unit was converted to one share of common stock; each incentive profit unit was converted to a combination of common stock and rights to receive options. We expensed the unamortized portion of the value of the incentive profit units in May 2008. The total amount of expense recorded for the nine months ended September 30, 2008 relating to these incentive profit units was $354,000.
In May 2008, Zoo Games received a $2.0 million loan and issued a 10% convertible note. The beneficial conversion feature in this note was $200,000 and is recorded as additional paid-in-capital.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2008 and the period from March 23, 2007 to September 30, 2007 is as follows:

(amounts in $000’s)

	Jan 1, 2008 -	Mar 23, 2007 -
	September 30, 2008	June 30, 2007

Changes in other assets and liabilities

Accounts receivable	$(1,488)	$210
Inventory	506
Prepaid expenses and other current assets	(3,982)	(19)
Product development costs	(6,384)
Accounts payable	(477)	22
Accrued expenses and other current liabilities	860	49

Net changes in other assets and liabilities	$(10,965)	$262

Cash paid during the period for interest	$92	$-
Cash paid during the period for taxes	$6	$-

Non Cash Investing and Financing Activities:
Issuance of 1,580,237 shares in connection with the acquisition of Zoo-UK	$4,086	$-

Exchange of debt for equity at original face value	$6,266	$-

Issuance of 351,171 shares in connection with the acquisition of net assets of Supervillain	$-	$490

15. SEGMENT REPORTING

With the acquisition of Zoo-UK in April 2008, the Company now has operations outside the United States.

Certain summary financial information for the three months and nine months ended September 30, 2008 and Balance Sheet data as of September 30, 2008 is broken down by geographic segment below:

(amounts in $000’s)	Three Months Ended Sept. 30, 2008			Nine Months Ended September 30, 2008
	Domestic	United Kingdom	Total	Domestic	United Kingdom	Total

Revenues	$7,662	$1,154	8,816	$22,269	$2,034	$24,303
Loss from continuing operations	(2,397)	(387)	(2,784)	(8,723)	(868)	(9,591)

Total assets				$55,555	$9,454	$65,009

Capital expenditures	$0	$4	$4	$65	$20	$85

16. RELATED PARTY TRANSACTIONS

We leased office space in New York from 575 Broadway Associates, LLC, a company owned principally by one of our principal investors. We paid rent expense of $209,000 for the nine months ended September 30, 2008 for this office.

Mark Seremet, President of the Company, received $549,000 in connection with the sale of a portion of his shares in Cyoob, Inc to Zoo Games during 2007. This amount is included in general and administrative expenses. The agreement entitled Mr. Seremet to receive an additional $549,000 from Zoo Games for such shares; however this debt was converted to Zoo Games equity. Of such amount, $647,000 was recorded as compensation and included in General and administrative expenses in the 2007 Statement of Operations.

In July 2008, Mark Seremet, President of the Company, received 700,000 options to purchase shares of the Company’s common stock at an exercise price of $1.52 to compensate him for a providing a personal guaranty for the Company’s receivable factoring facility. These options are immediately exercisable.

A few DSI employees loaned the Company an aggregate of up to $765,000 in 2008 on a short-tem basis. The employees were paid interest at a 4% rate and all amounts are expected to be repaid in full.

17. SUBSEQUENT EVENTS

On October 13, 2008, the third party warehouse in San Bernardino California that we use for packing our product from Zoo Publishing and shipping finished goods to our customers was consumed by fire, destroying our entire inventory stored at that location, with an approximate cost of $3.0 million. We collected on our property insurance policy in the amount of approximately $2.1 million and we are in the process of quantifying our exposure for our business income insurance policy whereby we expect to collect an additional amount to cover our carrying value. We were unable to ship product to our customers for a few weeks and in order to provide adequate cash flow for our operations, we entered into a sales agreement with Atari, Inc. (“Atari”). This sales agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell all its products to Atari and Atari will resell the products to wholesalers and retailers in the United States, Mexico and Canada for sales to ultimate end users. The agreement expires on March 31, 2009.

During November 2008, the Company agreed in principle to sell Zoo-UK back to the original owners for terms still being negotiated. This sale is expected to close before the end of 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, references to “we,” “us,” “our,” “ours,” and “the Company” refer to Driftwood Ventures, Inc. and its sole operating and wholly-owned subsidiary, Zoo Games.

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

This Qarterly Report on Form 10-Q for the quarter ended September 30, 2008 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

On July 7, 2008, Driftwood entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Driftwood (“Merger Sub”), Zoo Games, Inc. (“Zoo Games”) (formerly known as Green Screen Interactive Software, Inc.) and a stockholder representative (the “Stockholder Representative”), pursuant to which Merger Sub would merge with and into Zoo Games, with Zoo Games as the surviving corporation through an exchange of common stock of Zoo Games for common stock of Driftwood (the “Merger”).

On September 12, 2008, Driftwood, Merger Sub, Zoo Games and the Stockholder Representative completed the Merger and each outstanding share of Zoo Games common stock, $0.001 par value per share (the “Zoo Games Common Stock”) on a fully-converted basis, converted automatically into and became exchangeable for shares of Driftwood common stock, $0.001 par value per share (the “Driftwood Common Stock”) based on an exchange ratio equal to 7.023274. In addition, each of the 334,983 options to purchase shares of Zoo Games Common Stock (the “Zoo Games Options”) outstanding under Zoo Games’ 2008 Long-Term Incentive Plan were assumed by Driftwood, subject to the same terms and conditions as were applicable under such plan immediately prior to the Merger, and converted into 243,040 options to purchase shares of Driftwood Common Stock at an exercise price of $2.58 per share, 421,396 options to purchase shares of Driftwood Common Stock at an exercise price of $2.25 per share and 1,688,240 options to purchase shares of Driftwood Common Stock at an exercise price of $1.52 per share. The 246,243 warrants to purchase shares of Zoo Games Common Stock outstanding at the time of the Merger (the “Zoo Games Warrants”) were assumed by Driftwood and converted into 1,411,186 warrants to acquire shares of Driftwood Common Stock at an exercise price of $2.84 and 318,246 warrants to acquire shares of Driftwood Common Stock at an exercise price of $2.13 per share. The merger consideration consisted (i) 26,098,303 shares of Driftwood Common Stock, (ii) the reservation of 2,352,677 shares of Driftwood Common Stock that are required for the assumption of the Zoo Games Options and (iii) the reservation of 1,729,432 shares of Driftwood Common Stock that are required for the assumption of the Zoo Games Warrants.

Zoo Games is treated as the acquirer for accounting purposes in this reverse merger and the financial statements of the Company represent the historical activity of Zoo Games and consolidate the activity of Driftwood beginning on September 12, 2008, the date of the reverse merger.

The financial statements of Zoo Games include operations of each division from the date that they were acquired. The 2007 financial statements include operations of each division as follows:

•	Corporate and Publishing - includes nine months of activity beginning on March 23, 2007. This division oversees the corporate and video game publishing operations of the Company.
•	Supervillain - a video game development studio acquired in June 2007 that was discontinued during September 2008.
•	Cyoob (Repliqa) - a group developing a recommendation engine to be used on the internet that was acquired in June 2007 and discontinued during January 2008.
•
Zoo Publishing - a publisher, developer and distributor of video games for the casual market that was acquired on December 18, 2007, so we include thirteen days of activity beginning December 19, 2007.

The 2008 financial statements include operations of Zoo Digital Publishing beginning on April 4, 2008, and the operations of Driftwood beginning on September 13, 2008. The operations of Supervillain and Repliqa are classified as discontinued operations in the 2008 and 2007 financial statements.

Results of Operations

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007

The following table sets forth, for the period indicated the amount and percentage of net revenue for significant line items in our statement of operations:

(amounts in $000’s)
	For The Three Months Ended September 30,
	2008		2007

Revenue	$8,816	100%	$-

Cost of goods sold	5,968	68%	-

Gross profit	2,848	32%	-

Operating expenses:

General and administrative expenses	4,232	48%	748
Selling and marketing expenses	1,729	20%	-
Depreciation and amortization	632	7%	24

Total Operating expenses	6,593	75%	772

Loss from operations	(3,745)		(772)

Interest (expense) income	(1,581)		12

Loss from continuing operations before benefit for income tax	(5,326)		(760)

Income tax benefit	(2,542)		-

Loss from continuting operations	(2,784)		(760)

Loss from discontinued operations, net of tax benefit	(1,437)		(374)

Net loss	$(4,221)		$(1,134)

Net Revenues. Net revenues for the period ended September 30, 2008 were approximately $8.8 million, consisting of approximately $7.6 million from casual game sales in the United States and approximately $1.2 million from casual game sales in Europe. The breakdown of gross sales by platform is:

	US	Europe
Nintendo DS	44%	45%
Nintendo Wii	52%	4%
Nintendo GBA	1%	-
SONY PSP	1%	4%
SONY PS2	2%	28%
PC	-	18%
Other	-	1%

The biggest seller during this period on the Nintendo DS platform was Deal or No Deal. The biggest sellers during this period on the Nintendo Wii platform were the M&M Kart Racing, Chicken Shoot and Showtime Boxing.

We had no revenues during the three months ended September 30, 2007.

Gross Profit. Gross profit for the three months ended September 30, 2008 was approximately $2.8 million, or 32% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. The gross margin of the U.S. sales was 35%, while the gross margin of the European revenues was 23% for the 2008 period. The product specific gross margins during this period were reflective of lower customer allowances charged during this period, resulting in a high gross margin for this three month period.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2008 were approximately $4.2 million as compared to $748,000 for the three months ended September 30, 2007. The 2008 period includes $1.7 million for the operations of the corporate and publishing group, including salary and related costs, professional fees and rent expenses, approximately $242,000 for Zoo Publishing expenses and $230,000 for Zoo Digital Publishing. The 2008 period also included approximately $2.0 million in consulting, audit and legal fees for services performed in connection with our merger. The 2007 period includes three months of corporate and publishing expenses for Zoo Games.
Selling and Marketing Expenses. Selling and marketing expenses for the three months ended September 30, 2008 were approximately $1.7 million as compared to $0 for the period ended September 30, 2007. The 2008 costs were approximately $1.3 million relating to the sales of casual games in the U.S. market and approximately $380,000 for sales in Europe during the 2008 period.

Depreciation and Amortization Expenses. Depreciation and amortization costs for the three months ended September 30, 2008 was $632,000 as compared to $24,000 in the prior period. The 2008 period includes $590,000 resulting form the amortization of intangibles acquired from the Zoo Publishing and Zoo Digital acquisitions. The balance of $42,000 relates to depreciation of fixed assets during the period.

Interest Expense/Income. Interest expense for the 2008 period was approximately $1.6 million as compared to interest income of $12,000 for the 2007 period. The 2008 period includes $922,000 of non-cash interest expense relating to the accelerated amortization of the debt discount resulting from the early extinguishment of debt and $320,000 of interest on the various promissory notes due to the sellers of Zoo Publishing and Zoo Digital of which $262,000 is non-cash interest imputed at the market rate.

Loss from Discontinued Operations. In September 2008, the Company sold Supervillain back to the original owners, incurring a loss for the three-month period of approximately $1.7 million, consisting of an operating loss for the period of approximately $1.1 million and a loss on the disposition of net assets of $528,000. In the 2007 period, $329,000 of the loss relates to the Repliqa and on-line operations that were discontinued in 2008 and $45,000 of the loss relates to the Supervillain operations. The 2008 period includes a tax benefit of $230,000.

For the nine months ended September 30, 2008 as compared to the period from March 23, 2007 to September 30, 2007

The following table sets forth, for the period indicated the amount and percentage of net revenue for significant line items in our statement of operations:

(amounts in $000’s)
	For The Periods
	Nine Months Ended September 30, 2008		March 23, 2007 to September 30, 2007

Revenue	$24,303	100%	$-

Cost of goods sold	19,879	82%	-

Gross profit	4,424	18%	-

Operating expenses:

General and administrative expenses	7,742	32%	1,217
Selling and marketing expenses	4,198	17%	-
Research and development expenses	1,481	6%	-
Depreciation and amortization	1,611	7%	31

Total Operating expenses	15,032	62%	1,248

Loss from operations	(10,608)		(1,248)

Interest (expense) income	(2,581)		16

Loss from continuing operations before benefit for income taxes	(13,189)		(1,232)

Income tax benefit	3,598		-

Loss from continuing operations	(9,591)		(1,232)

Loss from discontinued operations, net of tax benefit	(3,074)		(482)

Net loss	$(12,665)		$(1,714)

Net Revenues. Net revenues for the period ended September 30, 2008 were approximately $24.3 million, consisting of approximately $22.3 million from casual game sales in the United States and approximately $2.0 million from casual game sales in Europe since the acquisition of Zoo Digital in April 2008. The breakdown of gross sales by platform is:

	US	Europe
Nintendo DS	60%	56%
Nintendo Wii	35%	8%
Nintendo GBA	2%	-
SONY PSP	2%	4%
SONY PS2	1%	20%
PC	-	12%
Other	-	-

The biggest sellers during this period on the Nintendo DS platform were (i) the compilation of Battle Ship, Connect 4, Sorry & Trouble, (ii) the compilation of Clue, Perfection & Aggravation, and (iii) Deal or No Deal. The biggest sellers during this period on the Nintendo Wii platform were the M&M Kart Racing, Chicken Shoot and Order Up.

We had no revenues during the period from March 23, 2007 to September 30, 2007.

Gross Profit. Gross profit for the nine months ended September 30, 2008 was approximately $4.4 million, or 18% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. The gross margin of the U.S. sales was 18%, while the gross margin of the European revenues was 19% for the 2008 period.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2008 were approximately $7.7 million as compared to $1.2 million for the period ended September 30, 2007. The 2008 period includes $4.7 million for the operations of the corporate and publishing group, including salary and related costs, professional fees and rent expenses, approximately $659,000 for Zoo Publishing expenses and $306,000 for Zoo Digital Publishing. The 2008 period also included approximately $2.0 million in consulting, audit and legal fees for services performed in connection with our merger. The 2007 period includes six months of corporate and publishing expenses for Zoo Games.

Selling and Marketing Expenses. Selling and marketing expenses for the nine months ended September 30, 2008 were approximately $4.2 million as compared to $0 for the period ended September 30, 2007. The 2008 costs were approximately $3.3 million relating to the sales of casual games in the U.S. market and approximately $930,000 for sales in Europe during the 2008 period.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2008 were approximately $1.5 million as compared to $0 for the period ended September 30, 2007. The 2008 expenses consist of approximately $1.3 million relating to products that were discontinued during the period and approximately $136,000 of miscellaneous research and development costs.

Depreciation and Amortization Expenses. Depreciation and amortization costs for the nine months ended September 30, 2008 was approximately $1.6 million as compared to $31,000 in the prior period. The 2008 period includes approximately $1.5 million resulting form the amortization of intangibles acquired from the Zoo Publishing and Zoo Digital acquisitions. The balance of $130,000 relates to depreciation of fixed assets during the period.

Interest Expense/Income. Interest expense for the 2008 period was approximately $2.6 million as compared to interest income of $16,000 for the 2007 period. The 2008 period includes $922,000 of non-cash interest expense relating to the accelerated amortization of the debt discount resulting from the early extinguishment of debt and $1.4 million of interest on the various promissory notes due to the sellers of Zoo Publishing and Zoo Digital of which $1.2 million is non-cash interest imputed at the market rate.

Loss from Discontinued Operations. In September 2008, the Company sold Supervillain back to the original owners, incurring a loss for the nine-month period of approximately $3.2 million, consisting of an operating loss for the period of approximately $2.6 million and a loss on the disposition of net assets of $528,000. In January 2008, management determined to discontinue Zoo Games’ involvement in the operations of Repliqa and recorded a loss from discontinued operations of $219,000. Also during 2008, the Company discontinued the operations of an on-line concept and incurred a loss from discontinued operations of $146,000. In the 2007 period, $329,000 of the loss relates to the Repliqa and on-line operations that were discontinued in 2008 and $153,000 of the loss relates to the Supervillain operations. The 2008 period includes a tax benefit of $465,000.

Liquidity and Capital Resources

We incurred a loss from continuing operations of $9.6 million for the nine months ended September 30, 2008 and a net loss of $1.2 million from continuing operations for the period from March 23, 2007 to September 30, 2007. Our principal source of cash is from sales of our debt and equity securities and the use of our purchase order financing and factor arrangements. Net cash used in operating activities for the first nine months of 2008 was $20.8 million and for the period from March 23, 2007 to September 30, 2007 was $1.4 million.

We raised an aggregate of $21.4 million, net, from various debt and equity financings from our inception to September 2008, as follows:

•	$5.0 million, net in the initial sale of our common equity in May and June 2007;

•	$2.8 million, net from October 2007 through December 2007 in the sale of a 12% debt security that was converted into the common equity we sold in December 2007;

•	$7.5 million, net in December 2007 from the sale of our common equity; and

•	$6.1 million, net during the first nine months of 2008 from the sale of our common equity.

On May 16, 2008, Mandalay Media, Inc. (“Mandalay”) provided a bridge loan to us of $2.0 million (the “Mandalay Note”) in connection with the potential acquisition by Mandalay of Zoo Games. The Mandalay Note bore interest at 10% per annum. The acquisition agreements between Mandalay and Zoo Games were terminated, and the Mandalay Note was paid in full on July 7, 2008.

On July 7, 2008 and as amended on July 15, 2008 and July 31, 2008, Driftwood entered into a note purchase agreement under which the purchasers agreed to provide loans to the Company up to an the aggregate principal amount of up to $9.0 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the notes, the Company issued to the purchasers warrants to purchase 8,181,818 shares of common stock of the Company. The notes bear an interest rate of five percent (5%) for the one year term of the note commencing from issuance, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of common stock of the Company determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with the consent of the Company.  All of the warrants are exercisable at $0.01 per share.

On July 7, 2008, Driftwood provided a bridge loan of up to $7.0 million to Zoo Games (the “Driftwood Loan”). The Driftwood Loan matures on September 30, 2008, and initially bears interest at a rate of 10% per annum (increasing upon default). Under the terms of the Driftwood Loan, Zoo Games may borrow on a weekly basis, repay without penalty or premium and continue to borrow amounts until September 30, 2008, provided that any advance made by Driftwood to Zoo Games is contingent upon a mutually approved budget for the use of such advance by Zoo Games, which approval will not be unreasonably withheld by Driftwood. The Driftwood Loan and all accrued interest were automatically extinguished upon the closing of the Merger. We used $2.029 million of the amounts we borrowed to repay all amounts outstanding under the Mandalay Note on July 7, 2008. The additional advances were used for working capital purposes.

On September 26, 2008, the Company entered into a note purchase agreement with four investors, pursuant to which the purchasers agreed to provide a loan to the Company in the aggregate principal amount of $1.4 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the notes, the Company issued to the purchasers warrants to purchase shares of common stock of the Company. The note purchase agreement provides for subsequent closings whereby the Company may issue additional notes and warrants to one or more additional purchasers at any time and from time to time on or before October 15, 2008. The notes bear an interest rate of five percent (5%) for the time period beginning on September 26, 2008 and ending on September 26, 2009, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of common stock of the Company determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with the consent of the Company. In connection with the note purchase agreement, the Company issued warrants to purchase 1,272,726 shares of common stock of the Company. The warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated September 26, 2008, the Company granted a security interest in all of its assets to each of the purchasers to secure the Company's obligations under the notes.

A significant portion of our cash was used during 2007 and the first nine months of 2008 in connection with our acquisitions.  We used $7.4 million of our cash during 2007 in the acquisitions of the assets of Supervillain, and the stock of Zoo Publishing.  We used approximately $626,000 of our cash during the first nine months of 2008 with respect to the outstanding obligations in connection with our prior acquisition of Zoo Publishing.  We used approximately $191,000 of our cash in 2007 and $450,000 cash in the first nine months of 2008 towards the investments in Cyoob and Repliqa LLC. We used $335,000 cash in 2007 and $85,000 cash in the first nine months of 2008 for capital expenditures.

Zoo Publishing

In connection with Zoo Games’ acquisition of its Zoo Publishing subsidiary, there is an outstanding 3.9% promissory note for the benefit of the former shareholders of Destination Software in the aggregate principal amount of $2,957,500. Of that amount, $1,137,500 of the principal plus accrued and unpaid interest must be paid on or before September 18, 2009 and the remaining $1,820,000 plus accrued and unpaid interest must be paid on or before December 18, 2010. As part of that acquisition transaction, Zoo Games also has a remaining obligation to two employees of Zoo Publishing in connection with that acquisition transaction. Zoo Games is required to pay one of those individuals $1,200,000. Of that amount, Zoo Games paid $200,000 in February 2008 and is paying $380,000 in equal monthly installments over a six-month period beginning July 2008, and $620,000 will be paid on July 31, 2011, in cash or Driftwood Common Stock based on the fair market value of the Driftwood Common Stock as of July 31, 2011, at the election of Zoo Games. Zoo Games is required to pay the other individual an aggregate of $608,400. Of that amount, $292,500 is due on December 18, 2010 and $315,900 will be paid on July 31, 2011, in cash or Driftwood Common Stock based on the fair market value of the Driftwood common stock as of July 31, 2011, at the election of Zoo Games.

Zoo Publishing has additional debt outstanding which debt was outstanding prior to Zoo Games’ acquisition of that subsidiary.  As of September 30, 2008, Zoo Publishing owes an aggregate of approximately $1.5 million to various individuals.  Of this amount, $400,000 is owing as a result of the repurchase of certain stock from a former stockholder.  This amount is being repaid by its terms in monthly increments of $10,000.  In addition, this amount includes a loan to Zoo Publishing from its President in the aggregate amount of $507,000.  Of that amount, $363,000 remains outstanding. The note bears interest at an annual rate of 4% and is due in full on October 31, 2008.

Zoo Publishing also takes advances from our factor, Working Capital Solutions, Inc., which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. Under the terms of our factoring and security agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 20% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open.

In addition to the receivable financing, Zoo Publishing also utilizes purchase order financing with Transcap Trade Finance, LLC, to fund the manufacturing of video game products. Under the terms of our agreement, we assign purchase orders received to Transcap Trade Finance, LLC, which may accept or decline the assignment of specific purchase orders. The purchase order financing allows us to order manufactured video game product from the manufacturer. Upon receipt of a purchase order, Transcap Trade Finance, LLC opens a letter of credit to the video game product manufacturer. The letter of credit permits us to order the video game product to satisfy the purchase orders and projected purchase orders submitted by our accounts. The interest rate is prime plus 1.5% on outstanding advances.

Zoo Digital Publishing (UK)

In connection with Zoo Games’ April 4, 2008 purchase of Zoo Digital Publishing, the shareholders of Zoo Digital Publishing agreed to accept $364,000, a portion of the purchase price that was originally due in cash at closing, over a 5 month period, beginning on July 25, 2008.  Of that amount, $218,000 remains outstanding.   In addition, Zoo Games entered into a Loan Note Instrument with the sellers in connection with the same transaction for the aggregate principal amount of $2,500,000.  The Loan Note Instrument was amended on July 30, 2008, to provide that $1,250,000, or the entire amount due and owing to one seller, was converted into 117,370 shares of common stock of Zoo Games, and $750,000 of the $1,250,000 due and owing to the other seller, was converted into 70,422 shares of common stock of Zoo Games, and the remaining $500,000 outstanding will become due and payable on December 31, 2008.  We are also obligated to pay the sellers an earnout during each of the three years beginning on April 4, 2008 and ending on March 31, 2011 (the earnout period) based on certain net revenue targets.  If the net revenue targets are met, the applicable earnout amounts, to be shared equally by the sellers, would be $250,000.  In addition, pursuant to the acquisition agreement, Zoo Games agreed to pay $500,000 to each of the two sellers in April 2011 provided that (i) Zoo Digital Publishing has, in the aggregate through the earnout period, at least £1 of profit on ordinary activities and (ii) the applicable individual has not resigned, or been terminated for cause from, Zoo Digital Publishing.  If Zoo Digital Publishing terminates the services of either individual for any reason other than cause, the amount due must be paid to such individual within twelve months of such termination.

Zoo Digital Publishing has an outstanding loan facility in the amount of £325,000 (approximately U.S. $591,000) from I.C. Stewart 2001 Trust.   The facility bears interest at an annual rate of 1.75% over the base lending rate of the Bank of England.  The entire facility is currently outstanding.  Zoo Digital Publishing is required to pay interest quarterly in arrears, and the entire amount outstanding must be repaid on April 4, 2009.

Zoo Digital Publishing maintains a committed overdraft financing facility through the Bank of Scotland in the amount of £700,000 (approximately US $1.3 million). Interest on the overdraft facility is 3% over the Bank of Scotland base rate, from time to time. The facility will terminate on June 17, 2009 at which time all amounts will be due and payable, unless the facility is otherwise renewed. Zoo Digital Publishing is required to meet certain financial covenants in order continue using the overdraft facility. The bank requires that one of the principals of Zoo Digital Publishing provides a guarantee for £250,000 (approximately US$ 455,000) to secure this facility. As of September 30, 2008, Zoo Digital Publishing used £518,000 (approximately US$ 943,000) of the overdraft facility and had £182,000 (approximately US$ 331,000) available. The facility is used for general working capital of Zoo Digital Publishing.

Zoo Digital Publishing also utilizes invoice financing through the Bank of Scotland. The invoice financing allows Zoo Digital Publishing to finance 65% of the gross value of acceptable invoices up to a limit of £800,000 (approximately US $1.5 million). The discount fee is 1.75% per annum above the Bank of Scotland’s base rate and there are minimal arrangement fees to set up the facility. Zoo Digital Publishing is required to meet certain financial covenants and provide certain documentation in order to continue using the invoice facility. There are specific funding limits and requirements for financing debts from certain customers of Zoo Digital Publishing. As of September 30, 2008, Zoo Digital Publishing used £105,000 (approximately US $191,000) and had available drawdown of £82,000.

We believe the existing cash and cash generated from operations, will be sufficient to meet our immediate operating requirements. However, given our strategic plan, working capital requirements, capital expenditures and potential future acquisitions, we will need to raise additional capital within the short-term. We believe that we require at least an additional $5 million to $10 million in financing in order to fund our operating requirements and strategic plan for the following 12 months. However, there can be no assurances that we will be able to secure any such financing on favorable terms, if at all. If we do not secure such financing on a timely basis, it will have a material adverse effect on our financial condition.

In addition, we may choose at any time to raise additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

The report of our independent auditors on our financial statements for the fiscal year ended December 31, 2007 included an explanatory paragraph raising doubt about Zoo Games’ and Driftwood’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and current trends and other assumptions that management believes to be reasonable at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual amounts could differ significantly from these estimates.

We have identified the policies below as critical to our business operations and the understanding of our financial results and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

Revenue Recognition

We recognize revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition" in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, "Revenue Recognition." Accordingly, we recognize revenue for software when (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable, (4) collection of the customer receivable is deemed probable and (5) we do not have any continuing obligations. Our payment arrangements with customers typically provide net 30 and 60-day terms. Advances received for licensing and exclusivity arrangements are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue.

Revenue is recognized after deducting estimated reserves for returns and price concessions. In specific circumstances when we do not have a reliable basis to estimate returns and price concessions or are unable to determine that collection of receivables is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivables is probable.

Allowances for Returns and Price Concessions

We accept returns and grant price concessions in connection with our publishing arrangements. Following reductions in the price of our products, we grant price concessions to permit customers to take credits against amounts they owe us with respect to merchandise unsold by them. Our customers must satisfy certain conditions to entitle them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.

Our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, we sometimes accept returns from our distribution customers for stock balancing and make accommodations to customers, which includes credits and returns, when demand for specific titles falls below expectations.

We make estimates of future product returns and price concessions related to current period product revenue. We estimate the amount of future returns and price concessions for published titles based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of the hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of our products by consumers.

Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price concessions in any accounting period. We believe we can make reliable estimates of returns and price concessions. However, these estimates are inherently subjective and actual results may differ from initial estimates as a result of changes in circumstances, market conditions and assumptions. Adjustments to estimates are recorded in the period in which they become known.

Inventory

Inventory, which consists principally of finished goods, is stated at the lower of actual cost or market. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales.

Product Development Costs

We utilize both internal development teams and third party product developers to develop the titles we publish.

We capitalize internal product development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third party production and other content costs, subsequent to establishing technological feasibility of a video game title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Amortization of such capitalized costs is recorded on a title-by-title basis in cost of goods sold using the proportion of current year revenues to the total revenues expected to be recorded over the life of the title.

We frequently enter into agreements with third party developers that normally require us to make advance payments for game development and production services. In exchange for our advance payments, we receive the exclusive publishing and distribution rights to the finished game title. Such agreements allow us to fully recover the advance payments to the developers at an agreed royalty rate earned on the subsequent retail sales of such games, net of any agreed costs. We capitalize all advance payments to developers as product development. On a product-by-product basis, we reduce product development costs and record a corresponding amount of research and development expense for any costs incurred by third party developers prior to establishing technological feasibility of a product. We typically enter into agreements with third party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed developer contract as research and development expense. We also generally contract with third party developers that have proven technology and experience in the genre of the video game being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the product development process and require our third party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

We capitalize advance payments as product development costs subsequent to establishing technological feasibility of a video game title and amortize them, on a title-by-title basis, as royalties in cost of goods sold. Royalty amortization is recorded using the proportion of current year revenues to the total revenues expected to be recorded over the life of the title.

At each balance sheet date, or earlier if an indicator of impairment exists, we evaluate the recoverability of capitalized product development costs, advance development payments and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis, and charge any amounts that are deemed unrecoverable to cost of goods sold if the product has already been released. If the product is discontinued prior to completion, any prepaid unrecoverable advances are charged to research and development expense. We use various measures to estimate future revenues for our video game titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

Prior to establishing technological feasibility, we expense research and development costs as incurred.

Licenses

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. Agreements with rights holders generally provide for guaranteed minimum royalty payments for use of their intellectual property. Guaranteed minimum payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) upon execution of a licensing agreement, provided that no significant performance remains to be completed by the licensor. When significant performance remains to be completed by the licensor, we record payments when actually paid.

Certain licenses extend over multi-year periods and encompass multiple game titles. In addition to guaranteed minimum payments, these licenses frequently contain provisions that could require us to pay royalties to the license holder, based on pre-agreed unit sales thresholds.

Capitalized licensing fees are amortized as royalties in cost of goods sold on a title-by-title basis at a ratio of (1) current period revenues to the total revenues expected to be recorded over the remaining life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater. Similar to software development costs, we review our sales projections quarterly to determine the likely recoverability of our capitalized licenses as well as any unpaid minimum obligations. When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

Asset Impairment

Business Combinations—Goodwill and Intangible Assets.    The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction, integration and restructuring costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill.

We evaluate our goodwill annually for impairment or more frequently if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. We generally use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded intangible asset balances.

Long-lived assets.    We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including, in the case of stock option awards, estimating expected stock volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes

We were a limited liability company (“LLC”) from inception until May 16, 2008 and followed all applicable US tax regulations for an LLC. Effective May 16, 2008 when we became incorporated, it became necessary for us to make certain estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained. The impact of these revisions is recorded in income tax expense or benefit in the period in which they become known.

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

Fluctuations in Operating Results and Seasonality

We experience fluctuations in quarterly and annual operating results as a result of: the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the size and timing of acquisitions; the timing of orders from major customers; order cancellations; and delays in product shipment. Sales of our products are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for titles during the holiday season. Quarterly and annual comparisons of operating results are not necessarily indicative of future operating results.

Item 4T. Controls and Procedures.

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As of the date of this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Form 8-K filed on September 18, 2008 except that the current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Our operating results are impacted by the health of the North American and European economies.  Our business and financial performance, including collection of our accounts receivable, realization of inventory, recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, etc.

Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the U.S.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Sales Agreement, by and between Zoo Publishing, Inc. and Atari, Inc. dated October 24, 2008. +*

31.1	Certification of Robert Ellin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of Charles Bentz, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of Robert Ellin, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Charles Bentz, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 +

+Filed herewith
*Confidential treatment has been requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Driftwood Ventures, Inc.

November 19, 2008	By:	/s/ Robert Ellin
Robert Ellin President and Chief Executive Officer (Principal Executive Officer)

November 19, 2008	By:	/s/ Charles Bentz
Charles Bentz Chief Financial Officer (Principal Financial Officer)