Form 10-K
period 2008-12-31
Zoo Entertainment, Inc
filed 2009-04-15
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to

Commission File No. 333-124829

ZOO ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	71-1033391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2121 Avenue of the Stars, Suite 2550
Los Angeles, California            90067
(Address of principal executive office)

Registrant’s telephone number, including area code (310) 601-2500

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001
(Title of class)

     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $502,000.
     As of April 10, 2009, the registrant had 38,243,937 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is either incorporated from the registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders, or will be filed in a future amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

TABLE OF CONTENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the risk factors described in greater detail in the section entitled “Risk Factors.” Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

Item 1.  Business.

Company History

Zoo Entertainment, Inc. (“Zoo” or the “Company”) was originally incorporated in the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc.  On December 20, 2007, through a merger, the Company reincorporated in the State of Delaware as a public shell company with no operations.

On September 12, 2008, the Company’s wholly-owned subsidiary, DFTW Merger Sub, Inc., merged with and into Zoo Games, Inc. (“Zoo Games”), with Zoo Games being the surviving corporation, through an exchange of common stock of Zoo Games for common stock of the Company.  Effective as of the closing of the merger, Zoo Games became the Company’s wholly-owned subsidiary.  As a result thereof, the historical and current business operations of Zoo Games now comprise the Company’s principal business operations.  Unless the context otherwise indicates, the use of the terms “we,” ‘our” or “us” refer to the business and operations of Zoo Entertainment, Inc. through its operating and wholly-owned subsidiaries, Zoo Games and Zoo Publishing, Inc.

On December 3, 2008, the Company changed its name to “Zoo Entertainment, Inc.”

Zoo Games commenced operations in March 2007 as Green Screen Interactive Software, LLC, a Delaware limited liability company, and in May 2008, converted to a Delaware corporation. On August 14, 2008, it changed its name to Zoo Games, Inc. Since its initial organization and financing, Zoo Games embarked on a strategy of partnering with and acquiring companies with compelling intellectual property, distribution capabilities, and management with demonstrated records of success.

In June 2007, Zoo Games acquired the assets of Supervillain Studios, Inc. which were held by a wholly-owned subsidiary of Zoo Games, Supervillain Studios, LLC (“Supervillain”).  The acquisition provided Zoo Games with access to proprietary high end casual gaming content, established video game designers, technical experts and producers capable of providing Zoo Games with high quality, original casual games. On July 22, 2008, Zoo Games released Order Up!, its first offering from Supervillain.   In our effort to refocus our cash on our core business, we sold Supervillain back to its original owners on September 16, 2008.

In December 2007, Zoo Games acquired the capital stock of Destination Software, Inc. (now known as Zoo Publishing, Inc., “Zoo Publishing”). The acquisition of Zoo Publishing provided Zoo Games with a profitable core business, North American distribution, and further enhanced its experienced management team. Zoo Publishing distributes software titles throughout North America and generated over $30 million in annual revenue in 2007. Zoo Publishing expects to exploit its development expertise, in combination with its sales, marketing and licensing expertise, to target the rapidly expanding market for casual games, particularly on Nintendo’s platforms, where Zoo Publishing has experienced considerable success. By nurturing and growing this business unit, Zoo Games believes it will be able to rapidly build a much larger distribution network, enabling it to place a significant number of software titles with major retailers.

In April 2008, Zoo Games acquired the capital stock of Zoo Digital Publishing Limited (“Zoo Digital”), a business operated in the United Kingdom. This acquisition provided Zoo Games with a profitable core business in the United Kingdom, European distribution, and further enhanced its experienced management team. Zoo Digital distributes software titles throughout Europe and generated over $6.8 million in annual revenue in 2007.  In our effort to refocus our cash on our core business operations, we sold Zoo Digital back to its original owners on November 28, 2008.

Zoo Games’ principal executive offices are located at 770 Broadway, New York, NY 10003 and our telephone number is (646) 495-6399. Our web site address is www.zoogamesinc.com.

Overview

We are a developer, publisher and distributor of video game software for use on major platforms including Nintendo’s Wii, DS, GBA, Sony’s PSP and PlayStation 2.   In addition, we intend to publish packaged entertainment software titles for use on a variety of other gaming platforms, including Sony’s PlayStation 3 and Microsoft’s Xbox 360. We will also seek to create and sell downloadable games for Microsoft’s Xbox Live Arcade, Sony’s PlayStation 3 Network, Nintendo’s Virtual Console, iPhone and for use on personal computers (PCs).

Our current video game titles are targeted at various demographics, primarily at a lower-priced “value” title. In some instances, these titles are based on licenses of well known properties and, in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of our video games.

Industry Overview

The interactive entertainment industry is mainly comprised of video game hardware platforms, video game software and peripherals. Within this industry, combined sales of video game hardware, video game software and video game peripherals in the United States set a new industry record totaling $21.33 billion in 2008, a 19% increase over 2007 according to the NPD Group, a retail market research firm. Of that total, hardware sales reached $7.81 billion (up 11% from 2007), software sales totaled $10.96 billion (up 26% from 2007), and peripheral accessory sales increased to $2.57 billion (up 14% from 2007. The industry, which started in the 1970’s and 80’s with titles such as Pong and Pac-Man, continues to expand at a rapid pace.  Even in difficult economic times, the video game industry had a strong finish to 2008.  The NPD Group reports industry sales in the U.S. were $5.29 billion for the month of December 2008, up 9% from the month of December 2007.  This was driven primarily by software sales totaling $2.75 billion for the month of December 2008, up 15% from the month of December 2007. At least half of all Americans claim to play PC and video games, with an estimated 69% of parents and caregivers playing video games. The average video game player is 33 years old and has been playing for nearly ten years.

The introductions of new gaming platforms such as the PS3, Xbox 360, Wii, and the Internet have created additional opportunities for overall market growth. Throughout the world, consumers are spending significant time and money playing video games that range from the traditional console titles, to “massively multiplayer” online role-playing games (MMOs), to hand-held cell phone games. The online gaming experience has expanded both the audience and the revenue opportunities for games - offering at one end of the spectrum new types of games for more casual gamers - and, at the other end, large-scale subscription multi-player experiences for more sophisticated gamers. The online games business is projected by PricewaterhouseCoopers to almost double from worldwide revenues of $5.2 billion in 2005 to $9.8 billion in 2009. Gaming on mobile phones, still relatively new, is anticipated to hit $10 billion in 2009. PricewaterhouseCoopers projects the total worldwide gaming market to approach $49 billion by 2011.

The interactive entertainment software market is composed of two primary markets. The first is the console systems market, which is comprised of software created for dedicated game consoles that use a television as a display. The most recently released console systems include Sony’s PS3, Microsoft’s Xbox360, and Nintendo’s Wii. The second primary market is software created for use on personal computers (PCs). In addition to these primary markets, additional viable markets exist for the Internet, mobile/handheld systems (mobile phones, Sony PSP, Nintendo DS) and for interactive play on home DVD machines.
The overall growth trends within the interactive entertainment software industry are strong. The content is becoming more broadly appealing, allowing the industry to continue to capture the younger consumer while retaining the older player with content that is more relevant to them. In addition, we believe that the global popularity of video games coupled with the growing base of available markets will continue to permit publishers to substantially grow revenues and profits for the foreseeable future.

Interactive Entertainment Software Markets:

Console Systems: The console systems market is currently dominated by three major platforms: Microsoft’s Xbox 360, Sony’s PlayStation 2 and 3 and Nintendo’s Wii. These systems are now installed on an aggregate worldwide basis in well over 100 million households. The console market is characterized by generational transitions in the hardware (i.e., Sony’s PlayStation 1 to PlayStation 2), which traditionally have been times of adaptation for existing publishers and times of opportunity for emerging publishers.

With the launch of the Xbox 360 platform in late 2005, and the 2007 launches of Sony’s PS3 and Nintendo’s Wii, the next console transition is in full force.  Cumulative worldwide sales for the Nintendo Wii reached 50 million units in March 2009, making this the fastest-selling games console in history, surpassing Sony’s Playstation 2.  Improvements on next-generation peripherals such as the Wii Balance Board or the Playstation 3 Eyetoy have also contributed to increased sales in the total industry.  We believe the new generation of these systems creates additional market opportunity for us and other publishers that can access both the existing and installed base of current-generation systems while also focusing on the creation of new titles for next-generation systems. We believe that video game publishers will be able to generate increased margins as the installed base of Xbox 360, PS3 and Wii achieves critical mass.

PC Systems: The Gartner Group, a market research firm, estimates that by the end of 2012 nearly 77% of US households will have at least one broadband connected computer. The increase in PC ownership appears to be spurred by lower-cost Pentium-based processing systems, which incorporate higher-speed CD-ROM or DVD drives, modems and increasingly sophisticated graphics capabilities, and by the continued growth and interest in the Internet.  PC games are also becoming more accessible for players due to websites such as Steam.  Steam allows developers and publishers to post downloadable games in which consumers can purchase and download directly through the site in an efficient manner.

Mobile/Handheld Systems: With more than five million units sold worldwide within months of launch, the Sony PSP and Nintendo DS demonstrated the vitality of the handheld games business, previously dominated by Nintendo’s Gameboy product line.  The Nintendo DS has been the most successful handheld gaming console in the marketplace, selling over 100 million units worldwide as of March 2009.  As of November 26, 2008, 396 titles have released for Sony PSP with an average of 133,000 units sold per title, while 653 titles have released for Nintendo DS with an average of 163,000 units sold per title, as reported in NPD Data.  This success has fueled Nintendo to release a new handheld platform, the DSi.  The portable gaming system sold 2 million units in Japan during the first 5 months of availability.  The U.S. launch was April 5, 2009.  The market for “portable” games has been substantially enhanced by the rise of more powerful mobile phones (i.e. Apple’s iPhone) and the increased bandwidth of mobile networks (i.e. the 3G Network).

Internet: The next generation of hardware is resulting in a significantly higher percentage of consoles connected to the Internet. Publishers will be able to generate new revenue streams from the sale of downloadable games and from subscription revenues for participation in MMOs. Using systems such as Xbox Live Arcade and PS3 Network (Home), publishers now have the ability to distribute downloadable products over the Internet. In addition, the MMO genre continues on its high growth path, with revenue expected to grow over 150% from 2006 through 2011 according to DFC Intelligence, a market research firm.

In-Game Advertising Revenues: In-game advertising revenue is expected to be an additional area of growth with the widespread adoption of the new console systems. Advertisers have become aware of the increasing popularity of video games as they look to expand into alternative platforms. The Yankee Group, a market research firm, forecasts that advertisers will increase their amount spent on in-gaming advertising from roughly $330 million in 2008 to over $970 million by 2011.

We believe the outlook for the various gaming market segments is very strong, growing rapidly, and accessible to us.

Products

We are a developer, publisher and distributor of casual gaming software for use on major platforms including Nintendo’s Wii, DS, GBA Sony’s PSP and PlayStation 2 and PCs.

In 2008, we released the following games:

Game Title	Platform

Barnyard Blast: Swine of the Night	DS

Command & Destroy	DS

Double Sequence	DS

Championship Pony	DS

Sea Monsters	PS2

Shining Stars "Super Starcade"	DS

1 vs. 100	DS

Puzzler Collection	DS/Wii

Garfield's Fun Fest	DS

Order Up!	Wii

Twin Strike: Operation Thunder	Wii

Margot’s Word Brain	DS/Wii

Wordmaster	DS

Army Men: Soldiers of Misfortune	DS/Wii

Calvin Tucker’s Redneck Jamboree	Wii

Jeep Thrills	Wii/PS2

M&M’S Adventure	DS/Wii

Chrysler Classic Racing	DS/Wii

Skate City Heroes	Wii

In addition, the most successful games released by our subsidiary Zoo Publishing during 2007, prior to our acquisition of it, include the following:

Game Title	Platform

M&M's "Break 'Em"	DS/GBA

Battleship/Connect 4/Sorry/Trouble	DS

Clue/Mouse Trap/Perfection/Aggravation	DS

Deal or No Deal	DS/GBA

Hot Wheels Ultimate Racing	PSP

Chicken Shoot	DS/Wii

Balls of Fury	DS/Wii

M&Ms Kart Racing	DS/Wii

Showtime Championship Boxing	DS/Wii

Sea Monsters	DS/Wii/PS2

Titles already released in the first three and a half months of 2009 include:

Game Title	Platform

Story Hour Adventures & Fairy Tales	Wii

Bigfoot: Collision Course	DS/Wii

Deal or No Deal	Wii

M&M’S Beach Party	Wii

Yamaha Supercross	DS/Wii

Build’n Race	DS

Product Development

We use third party development studios to create our video game products. We carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We usually have broad rights to commercially utilize products created by the third party developers we work with. Development contracts are structured to provide developers with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, and by providing for the payment of royalties to them based on sales of the developed product, only after we recoup development costs. We have worked, and continue to work, with independent third party developers.

Customers

Our customers are comprised of national and regional retailers, specialty retailers and video game rental outlets. We believe we have developed close relationships with a number of retailers, including GameStop, Kmart and Sam’s Club.  We also have strong relationships with Jack of All Games (“JOAG”), a subsidiary of Take-Two Interactive Software, Inc., Cokem and SVG, who act as resellers of our products to smaller retail outlets. For the fiscal year ended 2008, our most significant customers were JOAG and Cokem, which accounted for approximately 30% and 14% of our net revenue, respectively.

Competition

The interactive entertainment software industry is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than us.

The principal factors of competition in our industry are:

•	the ability to select and develop popular titles;

•	the ability to identify and obtain rights to commercially marketable intellectual properties; and

•	the ability to adapt products for use with new technologies.

Successful competition in our industry is also based on price, access to retail shelf space, product quality, product enhancements, brand recognition, marketing support and access to distribution channels.

We compete with Microsoft, Nintendo and Sony, which publish software for their respective systems. We also compete with numerous companies licensed by the platform manufacturers to develop or publish software products for use with their respective systems. These competitors include Activision Blizzard, Inc., Atari, Inc., Capcom Interactive, Inc., Electronic Arts, Inc., Konami, Corp., Majesco Entertainment Company, Midway Games, Inc., Namco Networks America, Inc., SCi Entertainment Group PLC, Sega Corporation, Take-Two Interactive Software, Inc., THQ, Inc., Ubisoft Entertainment and Vivendi Universal Games, among others. We will face additional competition from the entry of new companies into the video game market, including large diversified entertainment companies as well as other independent publishing companies.

Many of our competitors have significantly greater financial, marketing and product development resources than we do. As a result, current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies;

•	devote greater resources to secure rights to valuable licenses and relationships with leading software developers;

•	gain access to wider distribution channels; and

•	have better access to prime shelf space.

There is also intense competition for shelf space among video game developers and publishers, all of whom have greater brand name recognition, significantly more titles and greater leverage with retailers and distributors than we do. In addition, regardless of our competitors’ financial resources or size, our success depends on our ability to successfully execute our competitive strategies.

The number of new video game releases for PCs in a given year is much higher than the number of new video game releases for home consoles and handheld platforms. The barriers to entry in the PC market are lower because there are no publishing agreements with, or royalties to, be paid to the hardware manufacturers.

We believe that large diversified entertainment, cable and telecommunications companies, in addition to large software companies, are increasing their focus on the interactive entertainment software market, which will likely result in consolidation and greater competition.

We also compete with providers of alternative forms of entertainment, such as providers of non-interactive entertainment, including movies, television and music, and sporting goods providers. If the relative popularity of video games were to decline, our revenues, results of operations and financial condition likely would be harmed.

These competitive factors may result in price reductions, reduced gross margins and loss of market share, and may have a material adverse effect on our business.

Intellectual Property

Platform Licenses:

Hardware platform manufacturers require that publishers and developers obtain licenses from them to develop and publish titles for their platforms. We currently have licenses from Sony to develop and publish products for PlayStation, PlayStation 2 and PSP, and from Nintendo to develop products for the GBA, GameCube, DS, Wii and Micro.  These licenses are non-exclusive and must be periodically renewed.  These companies generally have approval over games for their platforms, on a title-by-title basis, at their discretion.

Licenses from Third Parties:

While we develop and publish original titles, many of our titles are based on rights, licenses, and properties, including copyrights and trademarks, owned by third parties.  In addition, original titles many times include third party licensed materials such as software and music.  License agreements with third parties have variable terms and are terminable on a variety of events.  Licensors often have fairly strict approval rights.  We are often required to make minimum guaranteed royalty payments over the term of such licenses, including advance payments against these guarantees.

Trademarks, Trade Names and Copyrights:

Zoo Games and its subsidiaries have used and applied to register certain trademarks to distinguish our products from those of our competitors in the United States and in foreign countries. Zoo Games and its subsidiaries are also licensed to use certain trademarks, copyrights and technologies.  We believe that these trademarks, copyrights and technologies are important to our business. The loss of some of our intellectual property rights might have a negative impact on our financial results and operations.

Seasonality

The interactive entertainment business is highly seasonal, with sales typically higher during the peak holiday selling season during the fourth quarter of the calendar year. Traditionally, the majority of our sales for this key selling period ship in our fiscal fourth quarter, which ends on December 31. Significant working capital is required to finance the manufacturing of inventory of products that ship during this quarter.

Manufacturing

Sony, Nintendo and Microsoft control the manufacturing of our products that are compatible with their respective video game consoles, as well as the manuals and packaging for these products, and ship the finished products to us for distribution. Video games for Microsoft, Nintendo and Sony game consoles consist of proprietary format CD-ROMs or DVD-ROMs and are typically delivered to us within the relatively short lead time of approximately two to three weeks. Sony PSP products adhere to a similar production time frame, but use a proprietary media format called a Universal Media Disc, or UMD.

With respect to DS products, which use a cartridge format, Nintendo typically delivers these products to us within 30 to 40 days after receipt of a purchase order.

Initial production quantities of individual titles are based upon estimated retail orders and consumer demand. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product, and either cash in advance or an irrevocable letter of credit for the entire purchase price. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products. However, manufacturers’ difficulties, which are beyond our control, could impair our ability to bring products to the marketplace in a timely manner.

Employees

As of April 1, 2009, we had twenty-four full-time employees, of which four are in product development and twenty are in selling, general and administrative functions, including two employees located at a third-party warehouse. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we believe our relationship with our employees is good.

Item 1A. Risk Factors.

You should carefully consider each of the risks described below and other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and those of our predecessor companies. The following risks and the risks described elsewhere in this Annual Report on Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” could materially affect our business, prospects, financial condition, operating results or cash flow. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business. If any of these risks materialize, the trading price of our common stock could decline.

Unless the context otherwise indicates, the use of the terms “we,” “our” or “us” refers to the business and operations of Zoo Entertainment, Inc. through its operating subsidiaries, Zoo Games and Zoo Publishing.

Risks Related to Our Business

We have a limited operating history in an evolving market, which may make it difficult to evaluate our business.

Although certain of our subsidiaries have operated for several years prior to their acquisition by us, Zoo was recently organized and has a limited history of generating revenues. The future revenue potential of our business in this evolving market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. We cannot assure our investors that we will be able to introduce our proposed products, operate our business successfully or implement our strategies as described in this Annual Report on Form 10-K or otherwise be successful in generating any revenues from our activities. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our business objectives.

We have experienced operating losses, and expect to incur future losses.

We have incurred start-up costs and continue to incur restructuring costs, which consist primarily of management and corporate salaries, rent, and professional fees. Until we generate sufficient income to cover these costs, we will continue to report operating losses. Through December 31, 2008, we have cumulative losses of approximately $31.9 million. If we do become profitable, we may not be able to sustain or increase our profitability. Continued losses or an inability to sustain profitability, may have an adverse effect on our future operating prospects.

We are unable to predict whether we will be successful in our efforts. If we are not successful, we will not be able to continue as a going concern. The report of our independent auditors on our financial statements for the fiscal year ended December 31, 2008 included an explanatory paragraph raising doubt about Zoo’s ability to continue as a going concern.

Our business activities will require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

Although there can be no assurance, our management believes that based on our current plan there are sufficient capital resources from operations, including our factoring and purchase order financing arrangements, to finance our immediate operational requirements. We will need to raise additional capital or incur debt to fund our operations and strategic plan. We intend to seek at least $5 million to $10 million in additional financing through sales of additional equity or debt securities and/or loans from financial institutions, but there can be no assurance that funds will be available to us on acceptable terms, if at all, and any sales of additional securities will be dilutive to investors.

Failure to obtain financing or obtaining financing on unfavorable terms could result in a decrease in our stock price and could have a material adverse effect on future operating prospects, or require us to significantly reduce operations.

If our products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

Our success depends on generating revenues from new products. The market for video game products is subject to continually changing consumer preferences and the frequent introduction of new products. As a result, video game products typically have short market lives spanning only three to twelve months. Our products may not achieve and sustain market acceptance sufficient to generate revenues to cover our costs and allow us to become profitable. If our products fail to gain market acceptance, we may not have sufficient revenues to develop a continuous stream of new games, which we believe is essential to covering costs and achieving future profitability.

Product development schedules are long and frequently unpredictable, and we may experience delays in introducing products, which may adversely affect our revenues.

The development cycle for our products is long. In addition, the creative process inherent in video game development makes the length of the development cycle difficult to predict, especially in connection with products for a new hardware platform involving new technologies. As a result, we may experience delays in product introductions. If an unanticipated delay affects the release of a video game we may not achieve anticipated revenues for that game, for example, if the game is delayed until after an important selling season or after market interest in the subject matter of the game has begun to decline. A delay in introducing a video game could also require us to spend more development resources to complete the game, which would increase costs and lower margins, and could affect the development schedule for future products.

The global economic downturn could result in a reduced demand for our products and increased volatility in our stock price.

Current uncertainty in global economic conditions pose a risk to the overall economy as consumers and retailers may defer or choose not to make purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products. Additionally, due to the weak economic conditions and tightened credit environment, some of our retailers and distributors may not have the same purchasing power, leading to lower purchases of our games for placement into distribution channels. Consequently, demand for our products could be materially different from expectations, which could negatively affect our profitability and cause our stock price to decline.

Our market is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies, our revenues will be negatively affected.

Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products to emerging technologies. When we choose to incorporate a new technology into a product or to develop a product for a new platform, operating system or media format, we will likely be required to make a substantial investment one to two years prior to the introduction of the product. If we invest in the development of video games incorporating a new technology or for a new platform that does not achieve significant commercial success, our revenues from those products likely will be lower than we anticipated and may not cover our development costs. If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms that achieve significant commercial success, our potential revenues would also be adversely affected, and it may take significant time and resources to shift product development resources to that technology or platform. Any such failure to adapt to, and appropriately allocate resources among, emerging technologies would harm our competitive position, reduce our market share and significantly increase the time we take to bring popular products to market.

Customer accommodations could materially and adversely affect our business, results of operations, financial condition, and liquidity.

When demand for our product offerings falls below expectations, we may negotiate accommodations to retailers or distributors in order to maintain our relationships with our customers and access to our sales channels. These accommodations include negotiation of price discounts and credits against future orders commonly referred to as price protection. At the time of product shipment, we establish reserves for price protection and other similar allowances. These reserves are established according to our estimates of the potential for markdown allowances based upon our and our predecessors’ historical rates, expected sales, retailer inventories of products and other factors. We cannot predict with certainty whether existing reserves will be sufficient to offset any accommodations we will provide, nor can we predict the amount or nature of accommodations that we will provide in the future. If actual accommodations exceed our reserves, our earnings would be reduced, possibly materially. Any such reduction may have an adverse effect on our business, financial condition or results of operations. The granting of price protection and other allowances reduces our ability to collect receivables and impacts our availability for advances from our factoring arrangement. The continued granting of substantial price protection and other allowances may require additional funding sources to fund operations, but there can be no assurance that such funds will be available to us on acceptable terms, if at all.

Significant competition in our industry could adversely affect our business.

The interactive entertainment software industry is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than us.

Many of our competitors have significantly greater financial, marketing and product development resources than we do. As a result, current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies;

•	devote greater resources to secure rights to valuable licenses and relationships with leading software developers;

•	gain access to wider distribution channels; and

•	have better access to prime shelf space.

If we are unable to compete successfully, we could lose sales, market share, opportunities to license marketable intellectual property and access to next-generation platform technology. We also could experience difficulty hiring and retaining qualified software developers and other employees. Any of these consequences would significantly harm our business, results of operations and financial condition.

If game platform manufacturers refuse to license their platforms to us or do not manufacture our games on a timely basis or at all, our revenues would be adversely affected.

We intend to sell our products for use on proprietary game platforms manufactured by other companies, including Microsoft, Nintendo and Sony. These companies can significantly affect our business because:

•	we may only publish their games for play on their game platforms if we receive a platform license from them, which is renewable at their discretion;

•	we must obtain their prior review and approval to publish games on their platforms;

•
 if the popularity of a game platform declines or, if the manufacturer stops manufacturing a platform, does not meet the demand for a platform or delays the introduction of a platform in a region important to us, the games that we have published and that we are developing for that platform would likely produce lower sales than we anticipate;

•	these manufacturers control the manufacture of, or approval to manufacture, and manufacturing costs of our game discs and cartridges;

•
 these manufacturers have the exclusive right to (1) protect the intellectual property rights to their respective hardware platforms and technology and (2) discourage others from producing unauthorized software for their platforms that compete with our games; and

•	the manufacturing times, particularly in the fourth quarter, can be quite long. We may be unable to manufacture our products in a timely manner, if at all, to meet holiday or other demands.

We currently have licenses from Sony to develop products for PlayStation, PlayStation 2 and PSP, and from Nintendo to develop products for the GBA, the DS and Wii. These licenses are non-exclusive, and as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms. In addition, the interactive entertainment software products that we intend to develop for platforms offered by Nintendo or Sony generally are manufactured exclusively by that platform manufacturer or its approved replicator. These manufacturers generally have approval and other rights that will provide them with substantial influence over our costs and the release schedule of such products. Each of these manufacturers is also a publisher of games for its own hardware platform. A manufacturer may give priority to its own products or those of our competitors, especially if their products compete with our products. Any unanticipated delays in the release of our products or increase in our development, manufacturing, marketing or distribution costs as a result of actions by these manufacturers would significantly harm our business, results of operations and financial condition.

Failure to renew our existing brand and content licenses on favorable terms or at all and to obtain additional licenses would impair our ability to introduce new products and services or to continue to offer our products and services based on third-party content.

Some of our revenues are derived from our products and services based on or incorporating brands or other intellectual property licensed from third parties. Any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own products or other applications, competing with us in the marketplace. Several of these licensors already provide intellectual property for other platforms, and may have significant experience and development resources available to them should they decide to compete with us rather than license to us. In the past, competitors have successfully outbid us for licenses that we previously held.

We have both exclusive and non-exclusive license arrangements and both licenses that are global and licenses that are limited to specific geographies. Our licenses generally have terms that range from two to five years. We may be unable to renew these licenses or to renew them on terms favorable to us, and we may be unable to secure alternatives in a timely manner. Failure to maintain or renew our existing licenses or to obtain additional licenses would impair our ability to introduce new products and services or to continue to offer our current products or services, which would materially harm our business, operating results and financial condition. Some of our existing licenses impose, and licenses that we obtain in the future might impose, development, distribution and marketing obligations on us. If we breach our obligations, our licensors might have the right to terminate the license which would harm our business, operating results and financial condition.

Even if we are successful in gaining new licenses or extending existing licenses, we may fail to anticipate the entertainment preferences of our end users when making choices about which brands or other content to license. If the entertainment preferences of end users shift to content or brands owned or developed by companies with which we do not have relationships, we may be unable to establish and maintain successful relationships with these developers and owners, which would materially harm our business, operating results and financial condition. In addition, some rights are licensed from licensors that have or may develop financial difficulties, and may enter into bankruptcy protection under U.S. federal law or the laws of other countries. If any of our licensors files for bankruptcy, our licenses might be impaired or voided, which could materially harm our business, operating results and financial condition.

Rating systems for interactive entertainment software, potential legislation and vendor or consumer opposition could inhibit sales of our products.

Trade organizations within the video game industry require digital entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for sales of digital entertainment software in their countries. In some instances, we may be required to modify our products to comply with the requirements of these rating systems, which could delay the release of those products in these countries. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles. Several proposals have been made for legislation to regulate the digital entertainment software, broadcasting and recording industries, including a proposal to adopt a common rating system for digital entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of digital entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas, including legislation prohibiting the sale of certain ‘‘M’’ rated video games to minors, and by engaging in public demonstrations and media campaigns. Retailers may decline to sell digital entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our ‘‘M’’ rated products, and adversely affect our operating results. If any groups, whether governmental entities, hardware manufacturers or advocacy groups, were to target our ‘‘M’’ rated titles, we might be required to significantly change or discontinue a particular title, which could adversely affect our business.

We could also experience delays in obtaining ratings which would adversely impact our ability to manufacture products.

We are dependent on third parties to manufacture our products, and any delay or interruption in production would negatively affect both our ability to make timely product introductions and our results of operations.

Certain of our products are manufactured by third parties who set the manufacturing prices for those products. Therefore, we depend on these manufacturers, including platform manufacturers, to fill our orders on a timely basis and to manufacture our products at an acceptable cost. If we experience manufacturing delays or interruptions, it would harm our business and results of operations.

We may be unable to develop and publish new products if we are unable to secure or maintain relationships with third party video game software developers.

We utilize the services of independent software developers to develop the majority of our video games. Consequently, our success in the video game market depends on our continued ability to obtain or renew product development agreements with quality independent video game software developers. However, we cannot assure you that we will be able to obtain or renew these product development agreements on favorable terms, or at all, nor can we assure you that we will be able to obtain the rights to sequels of successful products which were originally developed for us by independent video game software developers.

Many of our competitors have greater financial resources and access to capital than we do, which puts us at a competitive disadvantage when bidding to attract independent video game software developers. We may be unable to secure or maintain relationships with quality independent video game software developers if our competitors can offer them better shelf access, better marketing support, more development funding, higher royalty rates, more creative control or other advantages. Usually, our agreements with independent software developers are easily terminable if either party declares bankruptcy, becomes insolvent, ceases operations or materially breaches its agreement.

We have less control over a game developed by a third party because we cannot control the developer’s personnel, schedule or resources. In addition, any of our third-party developers could experience a business failure, be acquired by one of our competitors or experience some other disruption. Any of these factors could cause a game not to meet our quality standards or expectations, or not to be completed on time or at all. If this happens with a game under development, we could lose anticipated revenues from the game or our entire investment in the game.

Our failure to manage our growth and expansion effectively could adversely affect our business.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect to increase the scope of our operations domestically and internationally. This growth will continue to place a significant strain on management systems and resources. If we are unable to effectively manage our growth or scale our development, our business could be adversely affected.

The acquisition of other companies, businesses or technologies could result in operating difficulties, dilution or other harmful consequences.

We have made acquisitions and, although we have no present intention to do so, we may pursue further acquisitions, any of which could be material to our business, operating results and financial condition. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. We may also raise additional capital for the acquisition of, or investment in, companies, technologies, products or assets that complement our business. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could harm our financial condition and operating results. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management's attention from running existing business;

•	increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

•	increased costs to integrate personnel, customer base and business practices of the acquired company;

•	adverse effects on reported operating results due to possible write-down of goodwill associated with acquisitions;

•	potential disputes with sellers of acquired businesses, technologies, services or products; and

•	dilution to stockholders if we issue securities in any acquisition.

Any acquired business, technology, product or service could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from acquisitions. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our operating results. For all these reasons, our pursuit of an acquisition and investment strategy or any individual acquisition or investment, could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to attract and retain our key employees. We may experience increased costs to continue to attract and retain senior management and highly qualified software developers.

Our success depends to a significant extent upon the performance of senior management and on our ability to attract, motivate and retain highly qualified software developers. We believe that as a result of consolidation in our industry, there are now fewer highly skilled independent developers available to us. Competition for these developers is intense, and we may not be successful in attracting and retaining them on terms acceptable to us or at all. An increase in the costs necessary to attract and retain skilled developers, and any delays resulting from the inability to attract necessary developers or departures, may adversely affect our revenues, margins and results of operations.

The loss of the services of any of our executive officers or other key employees could harm our business. All of our executive officers and key employees are under short term employment agreements which means, that their future employment with the company is uncertain. All of our executive officers and key employees are bound by a contractual non-competition agreement; however, it is uncertain whether such agreements are enforceable and, if so, to what extent, which could make us vulnerable to recruitment efforts by our competitors.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. We face intense competition for qualified individuals from numerous technology, marketing and mobile entertainment companies. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so.  Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. If we are unable to attract and retain the qualified personnel we need to succeed, our business, operating results and financial condition would be harmed.

The loss of any of our key customers could adversely affect our sales.

Our sales to Jack of All Games and Cokem accounted for approximately 30% and 14%, respectively, of our gross sales for 2008. Although we seek to broaden our customer base, we anticipate that a small number of customers will continue to account for a large concentration of our sales given the consolidation of the retail industry. We do not have written agreements in place with several of our major customers. Consequently, our relationship with these retailers could change at any time. Our business, results of operations and financial condition could be adversely affected if:

•	we lose any of our significant customers;

•	any of these customers purchase fewer of our offerings;

•	any of these customers encounter financial difficulties, resulting in the inability to pay vendors, store closures or liquidation;

•	less favorable foreign intellectual property laws making it more difficult to protect our properties from appropriation by competitors;

•	potentially adverse tax treatment;

•	difficulties with distributors;

•	difficulties collecting our accounts receivable;

•	relying on limited business relationships.

Our failure to manage or address any of these could adversely affect our business.

If our products contain errors, our reputation, results of operations and financial condition may be adversely affected.

As video games incorporate new technologies, adapt to new hardware platforms and become more complex, the risk of undetected errors in products when first introduced increases. If, despite our testing procedures, errors are found in new products after shipments have been made, we could experience a loss of revenues, delay in timely market acceptance of its products and damage to our reputation, any of which may negatively affect our business, results of operations and financial condition.

If we are unsuccessful in protecting our intellectual property, our revenues may be adversely affected.

The intellectual property embodied in our video games is susceptible to infringement, particularly through unauthorized copying of the games, or piracy. The increasing availability of high bandwidth Internet service has made, and will likely continue to make, piracy of video games more common. Infringement of our intellectual property may adversely affect our revenues through lost sales or licensing fees, particularly where consumers obtain pirated video game copies rather than copies sold by us, or damage to our reputation where consumers are wrongly led by infringers to believe that low-quality infringing material originated from us. Preventing and curbing infringement through enforcement of the our intellectual property rights may be difficult, costly and time consuming, and thereby ultimately not cost-effective, especially where the infringement takes place in foreign countries where the laws are less favorable to rights holders or not sufficiently developed to afford the level of protection we desire.

If we infringe on the intellectual property of others, our costs may rise and our results of operations may be adversely affected.

Although we take precautions to avoid infringing the intellectual property of others, it is possible that we or our third-party developers have done so or may do so in the future. The number and complexity of elements in our products that result from the advances in the capabilities of video game platforms increases the probability that infringement may occur. Claims of infringement, regardless of merit, could be time consuming, costly and difficult to defend. Moreover, as a result of disputes over intellectual property, we may be required to discontinue the distribution of one or more of its products, or obtain a license for the use of or redesign those products, any of which could result in substantial costs and material delays and materially adversely affect our results of operations.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by malicious software and other losses.

In the ordinary course of our business, most of our agreements with carriers and other distributors include indemnification provisions. In these provisions, we agree to indemnify them for losses suffered or incurred in connection with our products and services, including as a result of intellectual property infringement and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. Large future indemnity payments could harm our business, operating results and financial condition.

We may be unable to develop and introduce in a timely way new products or services, which could harm our brand.

The planned timing and introduction of new products and services are subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new products and services, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. Our attractiveness to branded content licensors might also be reduced. In addition, new products and services may not achieve sufficient market acceptance to offset the costs of development, particularly when the introduction of a product or service is substantially later than a planned “day-and-date” launch, which could materially harm our business, operating results and financial condition.

Our business is subject to risks generally associated with the entertainment industry, and we may fail to properly assess consumer tastes and preferences, causing product sales to fall short of expectations.

Our business is subject to all of the risks generally associated with the entertainment industry and, accordingly, our future operating results will depend on numerous factors beyond our control, including the popularity, price and timing of new hardware platforms being released; economic, political and military conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot be predicted. A decline in the popularity of certain game genres or particular platforms could cause sales of our titles to decline dramatically. The period of time necessary to develop new game titles, obtain approvals of platform licensors and produce finished products is unpredictable. During this period, consumer appeal for a particular title may decrease, causing product sales to fall short of expectations.

We have developed and may expand international operations, which may subject us to economic, political, regulatory and other risks.

Continuing our international operations may subject us to many risks, including:

•	difficulty in maintaining or finding a suitable distribution partner;

•	social, economic and political instability;

•	compliance with multiple and conflicting foreign and domestic laws and regulations;

•	changes in foreign and domestic legal and regulatory requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	currency fluctuations;

•	difficulties in staffing and managing our international operations;

•	less favorable foreign intellectual property laws making it more difficult to protect our properties from appropriation by competitors;

•	potentially adverse tax treatment;

•	higher costs associated with doing business internationally;

•	challenges caused by distance, language and cultural differences;

•	difficulties with distributors;

•	protectionist laws and business practices that favor local businesses in some countries;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

•	price controls;

•	the servicing of regions by many different carriers;

•	imposition of public sector controls;

•	restrictions on the export or import of technology;

•	greater fluctuations in sales to end users and through carriers in developing countries, including longer payment cycles and greater difficulties collecting our accounts receivable; and

•	relying on limited business relationships.

Our failure to manage or address any of these could adversely affect our business. In addition, developing user interfaces that are compatible with other languages or cultures can be expensive. As a result, our ongoing international expansion efforts may be more costly than we expect. Further, expansion into developing countries subjects us to the effects of regional instability, civil unrest and hostilities, and could adversely affect us by disrupting communications and making travel more difficult. These risks could harm our international expansion efforts, which, in turn, could materially and adversely affect our business, operating results and financial condition.

Our business is ‘‘hit’’ driven. If we do not deliver ‘‘hit’’ titles, or if consumers prefer competing products, our sales could suffer.

While many new products are regularly introduced, only a relatively small number of ‘‘hit’’ titles account for a significant portion of net revenue. Competitors may develop titles that imitate or compete with our ‘‘hit’’ titles, and take sales away from us or reduce our ability to command premium prices for those titles. Hit products published by our competitors may take a larger share of consumer spending than we anticipate which could cause our product sales to fall below our expectations. If our competitors develop more successful products or offer competitive products at lower price, or if we do not continue to develop consistently high-quality and well received products, our revenue, margins, and profitability will decline.

Risks Relating to Our Common Stock

The liquidity of our common stock will be affected by its limited trading market.

Bid and ask prices for shares of our common stock are quoted on the OTC Bulletin Board under the symbol “ZOOE.OB.” There is currently no broadly followed, established trading market for our common stock. While we are hopeful that we will command the interest of a greater number of investors, a broadly followed, established trading market for our shares of common stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our common stock. As a result of the lack of trading activity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

The market price of our common stock is highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the current price.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in our revenues and operating expenses;

•	developments in the financial markets, and the worldwide or regional economies;

•	announcements of innovations or new products or services by us or our competitors;

•	fluctuations in merchant credit card interest rates;

•	significant sales of our common stock or other securities in the open market; and

•	changes in accounting principles.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder were to file any such class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to the litigation, which could harm our business.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock, if and when it develops, will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

“Penny stock” rules may restrict the market for our common stock.

Our common stock is subject to rules promulgated by the Securities and Exchange Commission relating to “penny stocks,” which apply to companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also hamper our ability to raise funds in the primary market for our common stock.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, will require us to evaluate and report on our internal control over financial reporting for all our current operations and have our independent registered public accounting firm attest to our evaluation beginning with our Annual Report on Form 10-K for the year ending December 31, 2009. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time - consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the Securities and Exchange Commission, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business.

We do not anticipate paying dividends.

We have never paid cash or other dividends on our common stock. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by our Board of Directors.

Our officers, directors and principal stockholders can exert significant influence over us and may make decisions that may not be in the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 45.0% of our outstanding common stock. As a result, this group will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock is likely to have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, this group could cause us to enter into transactions or agreements that we would not otherwise consider.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

As a public company, we will be subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

As we grow, the Sarbanes-Oxley Act may require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. These reports may not be timely, and in the past they have contained, and in the future they may contain, errors.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs.

The Sarbanes-Oxley Act will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, and officers will be significantly curtailed.

Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual products and services, and carrier relationships, represent meaningful portions of our revenues and net loss in any quarter. We may incur significant or unanticipated expenses when licenses are renewed. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the number of new products and services released by us and our competitors;

•	the amount we reserve against returns and allowances;

•	the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new products and services, and products and services released in prior periods;

•	the expiration of existing content licenses;

•	the timing of charges related to impairments of goodwill, intangible assets, royalties and minimum guarantees;

•	changes in pricing policies by us or our competitors;

•	changes in the mix of original and licensed content, which have varying gross margins; the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for video game products, services and related content;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	foreign exchange fluctuations;

•	accounting rules governing recognition of revenue;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Failure to meet market expectations would likely result in decreases in the trading price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

The principal offices of Zoo are the offices of Trinad Management, LLC, located at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California 90067.  Trinad Management, LLC is a significant shareholder and noteholder of the Company.  Zoo does not allocate any rent for use of this facility.

The principal offices of Zoo Games are at 770 Broadway, Suite 215, New York, New York, 10003, where it leases 530 square feet in an executive office complex for a monthly rent of $5,005 under a lease that expires on April 30, 2009. Zoo Games is currently looking for other office space in New York City and can extend the current lease on a month-to-month basis until a new location is identified.

We also lease 4,120 square feet of office space in Sicklerville, New Jersey for $6,220 per month, expiring on January 31, 2011, for the offices of Zoo Publishing.

Item 3. Legal Proceedings.

On  February 19, 2009, Susan Kain Jurgensen, Steven Newton, Mercy Gonzalez, Bruce Kain, Wesley Kain, Raymond Piece and Christie Walsh filed a compliant against Zoo Publishing, Zoo Games, and Zoo in the Supreme Court of the State of New York, New York County, index number 09 / 102381 alleging claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer.  The complaint seeks compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies.  An answer is due on May 15, 2009.  We believe we have meritorious defenses and intend to vigorously defend the matter.

Revolution Partners, LLC and Zoo Games, Inc., JAMS Alternative Dispute Resolution Reference Number 1400011786.  In this action, pending in the Boston, Massachusetts office of JAMS Alternative Dispute Resolution, the Claimant Revolution Partners, LLC is seeking money damages for a claimed investment banking or finder’s fee purportedly earned in connection with a reverse merger transaction and related financing that we entered into in the third quarter of 2008.  We have denied all material allegations and are vigorously defending the matter.  At this time, discovery is ongoing.  The matter is scheduled for trial before an arbitrator in July 2009.

We are also involved in various other legal proceedings and claims incident to the normal conduct of our business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, we believe that our legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities .

Our common stock is listed for trading on the OTC Bulletin Board under the symbol “ZOOE.OB.”  Prior to January 30, 2009, our common stock was listed for trading on the OTC Bulletin Board under the symbol “DFTW.OB.”  The market for our common stock has often been sporadic, volatile and limited.

The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the OTC Bulletin Board. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low
2007
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

2008
First Quarter	$1.35	$1.00
Second Quarter	$1.45	$1.10
Third Quarter	$2.50	$1.45
Fourth Quarter	$1.70	$0.25

Holders of common stock.
On April 1, 2009, we had approximately 97 registered stockholders of record of the 38,243,937 outstanding shares. There were also an undetermined number of holders who hold their stock in nominee or "street" name.

Dividends and dividend policy.
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

Securities authorized for issuance under equity compensation plans.
The following table sets forth information concerning our equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by Zoo security holders	0	*	$0	25,000

Equity compensation plans approved by Zoo Games security holders	2,336,552		$1.76	0

Equity compensation plans not approved by security holders	0			0

Total	2,336,552		$1.76	25,000
*This number does not include an aggregate of 900,000 restricted shares of our common stock that we issued on June 23, 2008, and an aggregate of 75,000 restricted shares of our common stock that we issued on June 27, 2008, at a purchase price of $0.001 per share to certain employees, directors and consultants, pursuant to our 2007 Employee, Director and Consultant Stock Plan (the "2007 Plan").

On January 14, 2009, the 2007 Plan was amended to increase the aggregate number of shares of common stock that may be issued under the plan from 1,000,000 shares to 4,000,000 shares, and to increase the maximum number of shares with respect to which stock rights may be granted to any participant in any fiscal year from 250,000 shares to 750,000 shares.

Unregistered sales of securities.
None.

Issuer purchases of equity securities.
None.

Item 6. Selected Financial Data.

Not applicable as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, references to “we,” “us,” “our,” “ours,” and “the Company” refer to Zoo Entertainment, Inc. (formerly known as Driftwood Ventures, Inc.) and its operating and wholly-owned subsidiary, Zoo Games, Inc. (formerly known as Green Screen Interactive Software, Inc.) and its operating and wholly owned subsidiary, Zoo Publishing, Inc. (formerly known as Destination Software, Inc.).

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

We are a developer, publisher and distributor of video game software for use on major platforms including Nintendo’s Wii, DS, GBA, Sony’s PSP and PlayStation 2.   In addition, we intend to publish packaged entertainment software titles for use on a variety of other gaming platforms, including Sony’s PlayStation 3 and Microsoft’s Xbox 360. We will also seek to create and sell downloadable games for Microsoft’s Xbox Live Arcade, Sony’s PlayStation 3 Network, Nintendo’s Virtual Console, iPhone and for use on personal computers (PCs).  Our current video game titles are targeted at various demographics, primarily at a lower-priced “value” title. In some instances, these titles are based on licenses of well known properties and, in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of our video games.

Zoo Entertainment, Inc. was originally incorporated in the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc.  On December 20, 2007, through a merger, the Company reincorporated in the State of Delaware as a public shell company with no operations.

On July 7, 2008, the Company entered into an Agreement and Plan of Merger, as subsequently amended on September 12, 2008 (the “Merger Agreement”) with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Zoo Games and a stockholder representative, pursuant to which Merger Sub would merge with and into Zoo Games, with Zoo Games as the surviving corporation through an exchange of common stock of Zoo Games for common stock of the Company (the “Merger”).

On September 12, 2008, the Company, Merger Sub, Zoo Games and the stockholder representative completed the Merger and each outstanding share of Zoo Games common stock, $0.001 par value per share (the “Zoo Games Common Stock”), on a fully-converted basis, converted automatically into and became exchangeable for shares of the Company’s common stock, $0.001 par value per share, based on an exchange ratio equal to 7.023274. In addition, each of the 334,983 options to purchase shares of Zoo Games Common Stock (the “Zoo Games Options”) outstanding under Zoo Games’ 2008 Long-Term Incentive Plan were assumed by the Company, subject to the same terms and conditions as were applicable under such plan immediately prior to the Merger, and converted into 243,040 options to purchase shares of the Company’s common stock at an exercise price of $2.58 per share, 421,396 options to purchase shares of the Company’s common stock at an exercise price of $2.25 per share and 1,688,240 options to purchase shares of the Company’s common stock at an exercise price of $1.52 per share. The 246,243 warrants to purchase shares of Zoo Games Common Stock outstanding at the time of the Merger (the “Zoo Games Warrants”) were assumed by the Company and converted into 1,411,186 warrants to acquire shares of the Company’s common stock at an exercise price of $2.84 and 318,246 warrants to acquire shares of the Company’s common stock at an exercise price of $2.13 per share. The merger consideration consisted (i) 26,098,303 shares of the Company’s common stock, (ii) the reservation of 2,352,677 shares of the Company’s common stock that are required for the assumption of the Zoo Games Options and (iii) the reservation of 1,729,432 shares of the Company’s common stock that are required for the assumption of the Zoo Games Warrants.

Upon the closing of the Merger, as the sole remedy for the Zoo Games stockholders’ indemnity obligations, on behalf of the Zoo Games stockholders pursuant to the Merger Agreement, the Company deposited 2,609,861 shares of the Company’s common stock, otherwise payable to such stockholders, into escrow to be held by the escrow agent in accordance with the terms and conditions of an escrow agreement.

Effective as of the closing of the Merger, Zoo Games became the Company’s wholly-owned subsidiary.  As a result thereof, the historical and current business operations of Zoo Games now comprise the Company’s principal business operations.

Zoo Games is treated as the acquirer for accounting purposes in this reverse merger and the financial statements of the Company represent the historical activity of Zoo Games and consolidate the activity of Zoo beginning on September 12, 2008, the date of the reverse merger.

Zoo Games commenced operations in March 2007 as Green Screen Interactive Software, LLC, a Delaware limited liability company, and in May 2008, converted to a Delaware corporation. On August 14, 2008, it changed its name to Zoo Games, Inc. Since its initial organization and financing, Zoo Games embarked on a strategy of partnering with and/or acquiring companies with compelling intellectual property, distribution capabilities, and/or management with demonstrated records of success.

In June 2007, Zoo Games acquired the assets of Supervillain Studios, Inc. which were held by the wholly-owned subsidiary of Zoo Games, Supervillain Studios, LLC.  The acquisition provided Zoo Games with access to proprietary high end casual gaming content, established video game designers, technical experts and producers capable of providing Zoo Games with high quality, original casual games. On July 22, 2008, Zoo Games released Order Up!, its first offering from Supervillain.   In our effort to refocus our cash on our core business, the Company sold the assets of Supervillain Studios LLC back to its original owners on September 16, 2008.

In December 2007, Zoo Games acquired the capital stock of Zoo Publishing.  The acquisition of Zoo Publishing provided Zoo Games with a profitable core business, North American distribution, and further enhanced its experienced management team. Zoo Publishing distributes software titles throughout North America and generated over $30 million in annual revenue in 2007. Zoo Publishing expects to exploit its development expertise, in combination with its sales, marketing and licensing expertise, to target the rapidly expanding market for casual games, particularly on Nintendo’s platforms, where Zoo Publishing has experienced considerable success. By nurturing and growing this business unit, Zoo Games believes it will be able to rapidly build a much larger distribution network, enabling it to place a significant number of software titles with major retailers.

In April 2008, Zoo Games acquired the capital stock of Zoo Digital, a business operated in the United Kingdom. This acquisition provided Zoo Games with a profitable core business in the United Kingdom, European distribution, and further enhanced its experienced management team. Zoo Digital distributes software titles throughout Europe and generated over $6.8 million in annual revenue in 2007.  In our effort to refocus our cash on our core business operations, the Company sold Zoo Digital back to its original owners on November 28, 2008.

The financial statements of Zoo Games include operations of each division from the date that they were acquired.

The 2007 financial statements include operations of each division as follows:

•	Corporate and Publishing - includes nine months of activity beginning on March 23, 2007. This division oversees the corporate and video game publishing operations of the Company.
•	Supervillain - a video game development studio acquired in June 2007 that was discontinued in September 2008 (included in discontinued operations for both periods presented).
•
 Cyoob (Repliqa) - a group developing a recommendation engine to be used on the internet that was acquired in June 2007 and discontinued during January 2008 (included in discontinued operations for both periods presented).

•
 Zoo Publishing - a publisher, developer and distributor of video games for the casual market that was acquired on December 18, 2007.  2007 results include thirteen days of activity beginning December 19, 2007.

The 2008 financial statements include operations of each division as follows:

Continuing operations:
•	Corporate and Publishing – 12 months
•	Zoo Publishing – 12 months
•	Zoo beginning on September 12, 2008, the date of the reverse merger.

Discontinued operations:
•	Zoo Digital which was acquired on April 4, 2008 and disposed of on November 28, 2008
•	Supervillain and
•	Repliqa

Results of Operations

For the year ended December 31, 2008 as compared to the period from March 23, 2007 to December 31, 2007

The following table sets forth, for the period indicated the amount and percentage of net revenue for significant line items in our statement of operations:

	(amounts in $000’s except per share data)
	For The Periods
	Year Ended December 31, 2008		March 23, 2007 (Inception) to December 31, 2007

Revenue	$36,313	100%	$565

Cost of goods sold	30,883	85%	485

Gross profit	5,430	15%	80

Operating expenses:

General and administrative expenses	10,484	29%	2,666
Selling and marketing expenses	4,548	12%	146
Research and development expenses	5,857	16%	3,360
Depreciation and amortization	1,760	5%	126

Total Operating expenses	22,649	62%	6,298

Loss from operations	(17,219)	(47)%	(6,218)

Interest (expense) income, net	(3,638)	(10)%	(896)
Other income – insurance recovery	1,200	3%	-

Loss from continuing operations before benefit for income taxes	(19,657)	(54)%	(7,114)

Income tax benefit	4,696	13%	58

Loss from continuing operations	(14,961)	(41)%	(7,056)

Loss from discontinued operations, net of tax benefit	(6,734)	(19)%	(3,189)

Net loss	$(21,695)	(60)%	$(10,245)

Loss per share from continuing operations	$(0.59)		$(1.07)

Net Revenues. Net revenues for the year ended December 31, 2008 were approximately $36.3 million, all consisting of casual game sales in North America.  The breakdown of gross sales by platform is:

Nintendo DS	50%
Nintendo Wii	45%
Nintendo GBA	2%
SONY PS2	2%
SONY PSP	1%

The biggest sellers during this period on the Nintendo DS platform were (i) the compilation of Battle Ship, Connect 4, Sorry & Trouble, (ii) Deal or No Deal, and (iii) the compilation of Clue, Perfection & Aggravation. The biggest sellers during this period on the Nintendo Wii platform were the M&M Kart Racing, Chicken Shoot and Showtime Championship Boxing.

The revenues during the period from March 23, 2007 to December 31, 2007 consist of casual game sales in North America for the thirteen day period beginning in December 19, 2007 when we acquired Zoo Publishing.

Gross Profit. Gross profit for the year ended December 31, 2008 was approximately $5.4 million, or 15% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. The gross profit in 2008 was negatively impacted by the October 2008 fire and the subsequent agreement to sell our products through Atari for the remainder of the 2008 period.  Atari’s fees amounted to approximately $1.2 million and were recorded as a reduction in revenue.  The gross margin of the sales for the period from December 19, 2007 to December 31, 2007 was 14%.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2008 were approximately $10.5 million as compared to $2.7 million for the period from March 23, 2007 to December 31, 2007. The 2008 period includes $7.2 million for the operations of the corporate and publishing group, including salary and related costs, professional fees and rent expenses and $876,000 for Zoo Publishing expenses. The 2008 period also included approximately $2.0 million in consulting, audit and legal fees for services performed in connection with our reverse merger and included approximately $2.8 million in share based compensation. The 2007 period includes nine months of corporate and publishing expenses for Zoo Games, consisting primarily of salaries and related costs and professional fees.

Selling and Marketing Expenses. Selling and marketing expenses for the year ended December 31, 2008 were approximately $4.5 million as compared to $146,000 for the period ended December 31, 2007.  These expenses all relate to the sales of casual games in North America and are primarily the salaries, commissions and related costs for Zoo Publishing.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2008 were approximately $5.9 million as compared to $3.4 million for the period ended December 31, 2007. The 2008 expenses consist of approximately $5.1million relating to various video game products that were discontinued during the period and approximately $720,000 for a video game still in development that we deemed unrecoverable.  The 2007 period includes approximately $1.8 million relating to a game that was discontinued and approximately $1.5 million relating to video game publishing rights that were terminated.

Depreciation and Amortization Expenses. Depreciation and amortization costs for the year ended December 31, 2008 were approximately $1.8 million as compared to $126,000 in the prior period. The 2008 period includes approximately $1.7 million resulting from the amortization of intangibles acquired from the Zoo Publishing acquisitions. The balance relates to depreciation of fixed assets during the period.   The 2007 period includes $69,000 resulting from the amortization of the Zoo Publishing intangibles.

Interest Expense.  Interest expense for the 2008 period was approximately $3.6 million as compared to $896,000 for the 2007 period. The 2008 period includes $1.3 million of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $610,000 of non-cash interest expense relating to the accelerated amortization of the debt discount resulting from the early extinguishment of debt and approximately $1.2 million of interest on the various promissory notes due to the sellers of Zoo Publishing of which $1.0 million is non-cash interest imputed at the then market rate. Also included in 2008 is $536,000 of interest expense on other notes including the Zoo Entertainment Notes.  The 2007 period includes $843,000 charged to interest expense resulting from the beneficial conversion feature in our bridge notes issued during 2007 that were converted to equity in December 2007.

Other Income – Insurance Recovery.  In 2008, we received $1.2 million from our insurance company relating to business losses incurred from a fire at a third party warehouse that housed our inventory in October 2008.

Income Tax Benefit.  In 2008, we recorded an income tax benefit of approximately $4.7 million, while the income tax benefit recorded for the 2007 period was $58,000.  The 2008 tax benefit is based on losses incurred from continuing operations since we converted from a limited liability corporation (“LLC”) to a general corporation on May 16, 2008.  Any losses incurred prior to May 16, 2008 were passed along to the members of the LLC.

Loss from Discontinued Operations.  In November 2008, we sold Zoo Digital back to the original owners, incurring a pre-tax loss for the eight-month period that we owned Zoo Digital of approximately $4.5 million, consisting of an operating loss of approximately $1.2 million and a loss on the disposition of net assets of approximately $3.3 million.  The tax benefit recognized in 2008 related to the loss on Zoo Digital was $1.4 million.  In September 2008, the Company sold Supervillain back to the original owners, incurring a loss for the 2008 period of approximately $3.2 million, consisting of an operating loss for the period of approximately $2.6 million and a loss on the disposition of net assets of $528,000. In January 2008, management determined to discontinue Zoo Games’s involvement in the operations of Repliqa and recorded a loss from discontinued operations of $219,000. Also during 2008, we discontinued the operations of an on-line concept and incurred a loss from discontinued operations of $146,000. In the 2007 period, approximately $2.1 million of the loss relates to the Repliqa and on-line operations that were discontinued in 2008 and approximately $1.1 million of the loss relates to the Supervillain operations. The revenues from the discontinued operations were approximately $2.5 million in 2008 and $785,000 during the period from March 23, 2007 to December 31, 2007.  The 2008 period includes a tax benefit of approximately $1.1 million.

Loss per share from continuing operations.  The loss per share from continuing operations was $0.59 for 2008, based on a weighted average shares outstanding for the year of 25.4 million, vs. a loss per share from continuing operations of $1.07, based on a weighted average shares outstanding of 6.6 million for the period from March 23, 2007 to December 31, 2007.

Liquidity and Capital Resources

We incurred a loss from continuing operations of approximately $15.0 million for the year ended December 31, 2008 and a net loss of approximately $7.1 million from continuing operations for the period from March 23, 2007 to December 31, 2007. Our principal source of cash is from sales of our debt and equity securities and the use of our purchase order financing and factor arrangements. Net cash used in operating activities for 2008 was $14.3 million and for the period from March 23, 2007 to December 31, 2007 was $7.3 million.

We raised an aggregate of $21.4 million, net, from various debt and equity financings from our inception to December 2008, as follows:

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

On May 16, 2008, Mandalay Media, Inc. (“Mandalay”) provided a bridge loan to us of $2.0 million (the “Mandalay Note”) in connection with the potential acquisition by Mandalay of Zoo Games. The Mandalay Note bore interest at a rate of 10% per annum. The letter of intent between Mandalay and Zoo Games were terminated, and the Mandalay Note was paid in full on July 7, 2008.

On July 7, 2008, Zoo provided a bridge loan of up to $7.0 million to Zoo Games (the “Company Loan”). The Company Loan bore interest at a rate of 10% per annum (increasing upon default). Under the terms of the Company Loan, Zoo Games could borrow on a weekly basis, repay without penalty or premium and continue to borrow amounts until September 30, 2008, provided that any advance made by Zoo to Zoo Games is contingent upon a mutually approved budget for the use of such advance by Zoo Games, which approval will not be unreasonably withheld by Zoo. The Company Loan and all accrued interest were automatically extinguished upon the closing of the Merger. We used $2.029 million of the amounts borrowed to repay all amounts outstanding under the Mandalay Note on July 7, 2008. The additional advances were used for working capital purposes.

Zoo Entertainment Notes

On July 7, 2008 and as amended on July 15, 2008 and July 31, 2008, we entered into a note purchase agreement under which the purchasers agreed to provide loans to us in the aggregate principal amount of $9.0 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the First Financing Notes, we issued to the purchasers warrants to purchase 8,181,818 shares of our common stock. The notes bear an interest rate of five percent (5%) for the one year term of the note commencing from issuance, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of our common stock determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with our consent.  All of the warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated as of July 7, 2008, we granted a security interest in all of our assets to each of the purchasers to secure our obligations under the notes.

On September 26, 2008, we entered into a note purchase agreement with four investors, pursuant to which the purchasers agreed to provide a loan to us in the aggregate principal amount of $1.4 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the notes, we issued to the purchasers warrants to purchase 1,272,726 shares of our common stock.  The notes bear an interest rate of five percent (5%) for the time period beginning on September 26, 2008 and ending on September 26, 2009, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of our common stock determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with our consent. The warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated as of September 26, 2008, we granted a security interest in all of our assets to each of the purchasers to secure our obligations under the notes.

A significant portion of our cash was used during 2007 and 2008 in connection with our acquisitions.  We used $7.4 million of our cash during 2007 in the acquisitions of the assets of Supervillain, and the stock of Zoo Publishing.  We used approximately $626,000 of our cash during 2008 with respect to the outstanding obligations in connection with our prior acquisition of Zoo Publishing.  We used approximately $191,000 of our cash in 2007 and $450,000 cash in 2008 towards the investments in Cyoob and Repliqa LLC. We used $202,000 cash in 2007 and $67,000 cash in 2008 for capital expenditures for continuing operations.

Zoo Publishing

In connection with Zoo Games’ acquisition of Zoo Publishing, there is an outstanding 3.9% promissory note for the benefit of the former shareholders of Zoo Publishing in the aggregate principal amount of $2,957,500. Of that amount, $1,137,500 of the principal plus accrued and unpaid interest must be paid on or before September 18, 2009 and the remaining $1,820,000 plus accrued and unpaid interest must be paid on or before December 18, 2010. As part of that acquisition transaction, Zoo Games also has a remaining obligation to two employees of Zoo Publishing in connection with that acquisition transaction. Zoo Games is required to pay one of those individuals $1,200,000. Of that amount, Zoo Games paid $327,000 in 2008, $253,000 is past due and $620,000 will be paid on July 31, 2011, in cash or our common stock based on the fair market value of our common stock as of July 31, 2011, at the election of Zoo Games. Zoo Games is required to pay the other individual an aggregate of $608,400. Of that amount, $292,500 is due on December 18, 2010 and $315,900 will be paid on July 31, 2011, in cash or our common stock based on the fair market value of our common stock as of July 31, 2011, at the election of Zoo Games.

Zoo Publishing has additional debt outstanding which debt was outstanding prior to Zoo Games’ acquisition of that subsidiary.  As of December 31, 2008, Zoo Publishing owes an aggregate of approximately $1.0 million to various individuals.  Of this amount, $370,000 is owed as a result of the repurchase of certain stock from a former stockholder.  This amount is being repaid by its terms in monthly increments of $10,000.  In addition, this amount includes a loan to Zoo Publishing from its President of which approximately $150,000 remains outstanding. The note bears interest at an annual rate of 4% and is past due.

Zoo Publishing also takes advances from our factor, Working Capital Solutions, Inc., which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. Under the terms of our factoring and security agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 20% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open.   We have not used the factor since we entered into the Atari agreement in October 2008 (see below).

In addition to the receivable financing, Zoo Publishing also utilizes purchase order financing with Transcap Trade Finance, LLC, to fund the manufacturing of video game products. Under the terms of our agreement, we assign purchase orders received to Transcap Trade Finance, LLC, which may accept or decline the assignment of specific purchase orders. The purchase order financing allows us to order manufactured video game product from the manufacturer. Upon receipt of a purchase order, Transcap Trade Finance, LLC opens a letter of credit to the video game product manufacturer. The letter of credit permits us to order the video game product to satisfy the purchase orders and projected purchase orders submitted by our accounts. The interest rate is prime plus 4.0% on outstanding advances.

On April 6, 2009, we entered into an amended and restated purchase order financing arrangement with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to an amended and restated master purchase order assignment agreement (the “Assignment Agreement”).  The Assignment Agreement amended and restated in its entirety the master purchase order assignment agreement between Transcap Trade Finance, LLC and Zoo Publishing, dated as of August 20, 2001, as amended.

Pursuant to the Assignment Agreement, we will assign purchase orders received from customers to Wells Fargo, and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which may accept or decline the assignment of specific purchase orders, will retain us to manufacture, process and ship ordered goods, and will pay us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods.  Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo will re-assign the applicable purchase order to us.  We will pay to Wells Fargo a commitment fee in the aggregate amount of $337,500, on the earlier of the twelve month anniversary of the date of the Assignment Agreement, or the date of termination of the Assignment Agreement.  Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000.  The Assignment Agreement is for an initial term of twelve months, and shall continue thereafter for successive twelve month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement is renewed for one or more twelve month terms, for each such twelve month term, we will pay to Wells Fargo a commitment fee in the sum of $337,500, paid on the earlier of the twelve month anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

In connection with the Assignment Agreement, on April 6, 2009 we also entered into an amended and restated security agreement and financing statement (the “Security Agreement”) with Wells Fargo.  The Security Agreement amends and restates in its entirety that certain security agreement and financing statement, by and between Transcap Trade Finance, LLC and Zoo Publishing, dated as of August 20, 2001.  Pursuant to the Security Agreement, we granted to Wells Fargo a first priority security interest in certain of our assets as set forth in the Security Agreement, as well as a subordinate security interest in certain other of our assets (the “Common Collateral”), which security interest is subordinate to the security interests in the Common Collateral held by certain of our senior lenders, as set forth in the Security Agreement.

Also in connection with the Assignment Agreement, on April 6, 2009, Mark Seremet, President and Chief Executive Officer of Zoo Games and a director of Zoo Entertainment, and David Rosenbaum, the Senior Vice President of Operations of Zoo Publishing, entered into a Guaranty with Wells Fargo, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Assignment Agreement and the Security Agreement.

As a result of the fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari will resell the products to wholesalers and retailers that are acceptable to Atari in North America.  This agreement provides for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product.  Atari’s fees approximate 10% of our standard selling price.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2009.  The agreement expired on March 31, 2009, but was amended to extend the term until April 30, 2009.

Net cash used in continuing operations was $12.1 million for the year ended December 31, 2008 and was $7.3 million for the period from March 23, 2007 to December 31, 2007.  The operations of Zoo Publishing generated cash flow of $2.7 million in 2008 and used approximately $1.0 million in cash for operations for the thirteen day period in 2007.   The 2008 year included a full twelve months of activities for the corporate operations of Zoo Games.  In addition, we incurred costs related to the reverse merger in 2008 resulting primarily from the requirement to audit prior year’s financial statements.

We believe the existing cash and cash generated from operations will be sufficient to meet our immediate operating requirements along with our current financial arrangements. However, given our strategic plan, working capital requirements, debt obligations, planned capital expenditures and potential future acquisitions, we will need to raise additional capital within the short-term. We also need to either raise enough capital to force conversion of the $11.2 million of Zoo Entertainment Notes, at face value, that mature between July and September 2009 into equity or restructure the maturing note obligations.  We believe that we require at least an additional $5 million to $10 million in financing in order to fund our operating requirements and strategic plan for the following 12 months. However, there can be no assurances that we will be able to secure any such financing on favorable terms, if at all. If we do not secure such financing on a timely basis, it will have a material adverse effect on our financial condition.

In addition, we may raise additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

The report of our independent auditors on our financial statements for the fiscal year ended December 31, 2008 includes an explanatory paragraph raising doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

We recognize revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition" in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, "Revenue Recognition." Accordingly, we recognize revenue for software when (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable, (4) collection of the customer receivable is deemed probable and (5) we do not have any continuing obligations. Our payment arrangements with customers typically provide net 30 and 60-day terms. Advances received from customers are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue.

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

Our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, we sometimes accept returns from our distribution customers for stock balancing and make accommodations for customers, which include credits and returns, when demand for specific titles falls below expectations.

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

Licenses and Royalties

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

Amounts paid for licensing fees are capitalized on the balance sheet and are amortized as royalties in cost of goods sold on a title-by-title basis at a ratio of (1) current period revenues to the total revenues expected to be recorded over the remaining life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater. Similar to software development costs, we review our sales projections quarterly to determine the likely recoverability of our capitalized licenses as well as any unpaid minimum obligations. When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

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

We evaluate our goodwill annually for impairment or more frequently if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. We generally use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information. Changes in our strategy or market conditions could significantly impact these judgments and require reductions to recorded intangible asset balances.

Long-lived assets including identifiable intangibles.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

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

Income Taxes

Zoo Games was a limited liability company (“LLC”) from inception until May 16, 2008 and followed all applicable US tax regulations for an LLC. Effective May 16, 2008 when Zoo Games became incorporated, it became necessary for us to make certain estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained. The impact of these revisions is recorded in income tax expense or benefit in the period in which they become known.

In 2007, we adopted the provisions of FIN 48, which clarifies accounting for uncertain income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions we determine to be more likely than not of being sustainable upon examination, based on the technical merits of the positions, under the presumption that the taxing authorities have full knowledge of all relevant facts. The determination of which tax positions are more likely than not sustainable requires us to use significant judgments and estimates, which may or may not be borne out by actual results.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160), which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a significant impact on our results of operations or financial position.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. FSP FAS 157-2 delays the effective date of SFAS No. 157, “ Fair Value Measurements”, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. The adoption of FSP FAS 157-2 did not have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a significant impact on our results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a significant impact on our results of operations or financial position.

On May 9, 2008, the FASB issued Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-1 will not have a significant impact on our results of operations or financial position.

Legal Matters

On  February 19, 2009, Susan Kain Jurgensen, Steven Newton, Mercy Gonzalez, Bruce Kain, Wesley Kain, Raymond Piece and Christie Walsh filed a compliant against Zoo Publishing., Zoo Games and Zoo in the Supreme Court of the State of New York, New York County, index number 09 / 102381 alleging claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer.  The complaint seeks compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies.  An answer is due on May 15, 2009.  We believe we have meritorious defenses and intend to vigorously defend the matter.

Revolution Partners, LLC and Zoo Games, Inc., JAMS Alternative Dispute Resolution Reference Number 1400011786.  In this action, pending in the Boston, Massachusetts office of JAMS Alternative Dispute Resolution, the Claimant Revolution Partners, LLC is seeking money damages for a claimed investment banking or finder’s fee purportedly earned in connection with a reverse merger transaction and related financing that we entered into in the third quarter of 2008.  We have denied all material allegations and are vigorously defending the matter.  At this time, discovery is ongoing.  The matter is scheduled for trial before an arbitrator in July 2009.

We are also involved in various other legal proceedings and claims incident to the normal conduct of our business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, we believe that our legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1, and are incorporated herein and made a part hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed in that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2008, effective October 30, 2008, we dismissed Raich Ende Malter & Co. LLP (“Raich Ende”) as our independent public accounting firm and appointed Amper, Politziner & Mattia, LLP (“AP&M”) as our independent public accounting firm to provide audit services for us. The decision to change accountants was approved by our board of directors.

From April 18, 2008 to October 30, 2008, the period of time that Raich Ende served as our principal accountant, no audits were performed by Raich Ende and, therefore, no reports were issued that (i) contained an adverse opinion or disclaimers of opinion and (ii) were qualified or modified as to uncertainty, audit scope or accounting principles.

From April 18, 2008 to October 30, 2008, there were no disagreements between us and Raich Ende on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Raich Ende, would have caused Raich Ende to make reference to the subject matter of the disagreements in connection with its reports on our financial statements during such periods. None of the events described in Item 304(a)(1)(v) of Regulation S-K occurred during the period that Raich Ende served as our principal accountant.

During our fiscal years ended December 31, 2007 and December 31, 2006, and through October 30, 2008, we did not consult with AP&M regarding the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on our financial statements and no written or oral report was provided by AP&M that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues, and the Company did not consult AP&M on or regarding any matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.   Since the acquisition of Zoo Games and its subsidiaries occurred in September 2008 at the end of our fiscal year, we concluded that the management does not need to evaluate the effectiveness of the internal controls and procedures of Zoo Games for our 2008 report.  Therefore, the evaluation for 2008 is limited solely to the operations of Zoo Entertainment, Inc.  We will evaluate the effectiveness of the internal controls and procedures of Zoo Games for the 2009 Annual Report.  Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective at a reasonable assurance level.

Our management has determined that we have a material weakness in our internal control over financial reporting related to not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statements close process.

Until this deficiency in our internal control over financial reporting is remediated, there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

We are committed to appropriately addressing this matter in 2009 and we will reassess our accounting and finance staffing levels to determine and seek the appropriate accounting resources to be added to the team to handle the existing workload.

Changes in controls and procedures.
There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting.
In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  No system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Subject to the limitations above, management believes that the consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item will either be set forth in our Proxy Statement, or will be filed under Item 10 of a future amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The response to this item will either be set forth in our Proxy Statement, or will be filed under Item 11 of a future amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item will either be set forth in our Proxy Statement, or will be filed under Item 12 of a future amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item will either be set forth in our Proxy Statement, or will be filed under Item 13 of a future amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The response to this item will either be set forth in our Proxy Statement, or will be filed under Item 14 of a future amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules .

(1) Financial Statements.

The financial statements required by Item 15 are submitted in a separate section of this report, beginning on Page F-1, and are incorporated herein and made a part hereof.

(2) Financial Statement Schedules.

Those financial statement schedules required by Item 15 have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

EXHIBIT INDEX

Exhibit
No.	Description

2.1
Plan and Agreement of Merger, between Zoo Entertainment, Inc. f/k/a Driftwood Ventures, Inc., a Delaware corporation (“Zoo”), and Driftwood Ventures, Inc., a Nevada corporation, dated as of November 19, 2007 (incorporated by reference to that DEF 14C Information Statement filed with the Securities and Exchange Commission on November 30, 2007).

2.2
Agreement and Plan of Merger, by and among Zoo, DFTW Merger Sub, Inc., Zoo Games Interactive Software, Inc. (“Zoo Games”) and the stockholder representative, dated as of July 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008.)

2.3
Amendment to Agreement and Plan of Merger, by and among Zoo, DFTW Merger Sub, Inc., Zoo Games and the stockholder representative, dated as of September 12, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

3.1	Certificate of Incorporation (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).

3.2
Certificate of Ownership and Merger, filed with the Secretary of State of the State of Delaware on December 3, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2008).

3.3	Bylaws (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).

4.1	Form of Note (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).

4.2	Form of Note (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008).

10.1
Loan Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), dated as of October 24, 2007, as amended on November 21, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007 and November 21, 2007, respectively).

10.2
Amendment No. 2 to Loan Agreement, by and between Zoo and Trinad, dated as of April 18, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2008).

10.3
Amendment No. 3 to the Loan Agreement, by and between Zoo and Trinad, dated as of July 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).

10.4*
Management Agreement, between Zoo and Trinad Management, LLC, dated as of October 24, 2007 (incorporated by reference to that  DEF 14C Information Statement and filed with the Securities and Exchange Commission on November 30, 2007).

10.5*
Amendment No. 1 to the Management Agreement, by and between Zoo and Trinad Management, LLC, dated as of July 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).

10.6*	2007 Employee, Director and Consultant Stock Plan (incorporated by reference to that Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 8, 2008).

10.7*	Amendment to 2007 Employee, Director and Consultant Stock Plan (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).

10.8
Commercial Lease Agreement, by and between Trinad Management, LLC and Zoo, dated as of May 1, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2008).

10.9
Letter Agreement, dated as of June 1, 2008, by and between Zoo and DDK Consulting (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2008).

10.10
Note Purchase Agreement, by and among Zoo, Trinad, Back Bay LLC (“Back Bay”), Cipher 06 LLC (“Cipher”), Soundpost Capital, LP (“Soundpost LP”), Soundpost Capital Offshore Ltd. (“Soundpost Offshore”) and S.A.C. Venture Investments, LLC (“S.A.C.”), dated as of July 7, 2008 (incorporated by reference to those Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008, July 30, 2008, August 1, 2008 and August 15, 2008).

10.11
Amendment No. 1 to the Note Purchase Agreement, dated as of July 15, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2008).

10.12
Amendment No. 2 to the Note Purchase Agreement, dated as of July 31, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2008).

10.11
Security Agreement, by and among Zoo, Trinad, Back Bay, Cipher, Soundpost LP, Soundpost Offshore and S.A.C., dated as of July 7, 2008. (incorporated by reference to those Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008, July 30, 2008, August 1, 2008 and August 15, 2008).

10.12
Securities Purchase Agreement, by and between Zoo Games and Zoo, dated as of July 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).

10.13
Amendment No. 1 to the Securities Purchase Agreement, dated as of July 15, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2008).

10.14	Senior Secured Note, issued by Zoo Games on July 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).

10.15
Pledge Agreement, by and between Zoo and Zoo Games, dated as of July 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).

10.16
Security Agreement, by and among Zoo, Zoo Games, Zoo Games Online LLC, Zoo Digital Publishing Limited, Supervillain Studios, LLC and Zoo Games, Inc. (the “Subsidiaries”), dated as of July 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).

10.17	Guaranty, by and among the Subsidiaries, dated as of July 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).

10.18
Note Purchase Agreement, by and among Zoo, Trinad, Back Bay, Sandor Capital Master Fund LP (“Sandor”) and John S. Lemak (“Lemak”), dated as of September 26, 2008  (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008).

10.19
Security Agreement, by and among Zoo, Trinad, Back Bay, Sandor and Lemak, dated as of September 26, 2008  (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008).

10.20
1st Amended and Restated Employment Agreement between Zoo Games and Mark Seremet, dated as of April 16, 2006. (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.21*
Amendment Number One to the 1st Amended and Restated Employment Agreement between Zoo Games and Mark Seremet, dated as of July 15, 2008. (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.22*
Employment Agreement, by and between Zoo Games and Mark Seremet, dated as of January 14, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).

10.23*
Employment Agreement between Zoo Games and David J. Fremed, dated as of June 4, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.24*
Amendment Number One to the June 4, 2007 David Fremed Employment Agreement between Zoo Games and David J. Fremed, effective as of August 8, 2008. (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.25*
Employment Agreement between Zoo Games and Evan Gsell, dated as of May 22, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.26*
Employment Agreement between Zoo Publishing, Inc. and Susan Kain-Jurgensen, dated as of December 18, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.27*
Amendment Number One to the Susan Kain-Jurgensen Employment Agreement between Zoo Publishing, Inc. and Susan Kain-Jurgensen effective as of July 16, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.18*	2008 Long-Term Incentive Plan of Zoo Games (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.19
Agreement between Barry Hatch and Ian Stewart, and Zoo Games, dated as of April 4, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.30
Amendment to Loan Note Instrument of Zoo Games, dated as of July 31, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.31
Loan facility of £325,000 (approximately U.S. $650,000) from I.C. Stewart 2001 Trust to Zoo Digital Publishing Limited, dated as of April 1, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.32
Cash Flow Financing Facility of Zoo Digital Publishing with Bank of Scotland, dated as of November 21, 2006 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.33
Amendment to Cash Flow Financing Facility of Zoo Digital Publishing with Bank of Scotland, dated as of January 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.34
Overdraft Financing Facility of Zoo Digital Publishing with Bank of Scotland, dated as of July 11, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.35
Lease Agreement between Paul Andrew Williams and Clare Marie Williams t/a Towers Investments of Valley House and Zoo Digital Publishing, Limited, dated as of February 1, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.36**
First Renewal License Agreement for the Nintendo DS System between Nintendo Co., Ltd. And Zoo Digital Publishing Limited, dated as of May 25, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.37**
Confidential License Agreement for the Wii Console between Nintendo Co., Ltd. and Zoo Digital Publishing Limited, dated as of May 15, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.38	Guaranty of Mark Seremet, dated as of August 11, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.39
Playstation2 Licensed Publisher Agreement between Sony Computer Entertainment Europe Limited and Zoo Digital Publishing Limited, dated as of August 22, 2002 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.40
Playstation Portable Licensed Publisher Agreement between Sony Computer Entertainment Europe Limited and Zoo Digital Publishing Limited, dated as of August 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.41
Amended and Restated Promissory Note of Supervillain Studios, LLC and TSC Games, Inc., dated as of June 14, 2007, in the aggregate principal amount of $2,100,000 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.42
Sublease between Supervillain Studios, LLC and Supervillain Studios, Inc. (now known as TSC Games, Inc.), dated as of June 14, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.43
Confidential License Agreement for the Wii Console between Nintendo of America Inc. and Zoo Publishing, Inc., dated as of July 14, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.44
Confidential License Agreement for Nintendo DS between Nintendo of America Inc. and Zoo Publishing, dated as of October 1, 2005 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.45
Confidential License Agreement for the Nintendo DS System between Nintendo Co., Ltd. and Zoo Publishing, dated as of April 4, 2005 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.46**
PSP Licensed Publisher Agreement between SONY Computer Entertainment America Inc. and Zoo Publishing, dated as of January 20, 2006 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.47**
PS2 Licensed Publisher Agreement between SONY Computer Entertainment America Inc. and Zoo Publishing, dated as of November 20, 2002 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.48
Zoo Games, Inc. Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.49
Business Lease between Lakeside Business Park, LLC and DSI, dated as of September 20, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.50
Factoring and Security Agreement between Zoo Publishing, Inc. and Working Capital Solutions, Inc., dated as of August 5, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.51
Promissory Note of Zoo Publishing to the estate of Stuart Kaye in the principal amount of $647,830, dated, as of January 1, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.52
Guaranty of Zoo Publishing obligations to Transcap Trade Finance made by Susan Kain-Jurgensen, dated as of December 19, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.53
Promissory Note of Zoo Publishing for the benefit of Susan Kain-Jurgensen in the principal amount of $506,670.99, dated as of April 15, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.54
Form of Non-Competition Agreement entered into by Mark Seremet and Susan Kain-Jurgensen, dated as of September 12, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.55
Sales Agreement, by and between Zoo Publishing, Inc. and Atari, Inc., dated as of October 24, 2008 (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2009).

10.56
Agreement for the Sale and Purchase of the entire Issued Share Capital of Zoo Digital Publishing Limited, by and among Zoo Games, Zoo Digital Publishing Limited, Barry Hatch and Ian Clifford Stewart, dated as of December 2, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2008).

10.57
Amended and Restated Master Purchase Order Assignment Agreement, by and among Zoo Entertainment, Inc., Zoo Games, Zoo Publishing, Inc. and Wells Fargo Bank National Association, dated as of April 6, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2009).

10.58
Amended and Restated Security Agreement and Financing Statement, by and among Zoo Entertainment, Inc., Zoo Games, Zoo Publishing, Inc. and Wells Fargo Bank National Association, dated as of April 6, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2009).

10.59
Guaranty, by and among Wells Fargo Bank, National Association and Mark Seremet and David Rosenbaum as guarantors, dated as of April 6, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2009).

10.60	Exchange Agreement, by and among Zoo Games, Supervillian Studios, LLC, TSC Games, Inc. and Stephen Ganem, Timothy Campbell and Chris Rausch, dated as of September 16, 2008. †

10.61	Amendment Number One to the October 24, 2008 Sales Agreement, by and between Zoo Publishing, Inc. and Atari, Inc., effective as of April 1, 2009. †

16.1	Letter from Rothstein, Kass & Company, P.C., dated as of April 21, 2008 (incorporated by reference to that Current Report on Form 8-K dated April 22, 2008).

16.2	Letter from Raich Ende Malter & Co. LLP., dated as of November 4, 2008 (incorporated by reference to that Current Report on Form 8-K dated November 5, 2008).

21.1	Subsidiaries of Zoo Entertainment, Inc. †
31.1	Certification of Robert S. Ellin, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Charles Bentz, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Robert S. Ellin, Principal Executive Officer, and Charles Bentz, Principal Financial Officer, pursuant to U.S.C. Section 1350. †

* Management compensation agreements
**Confidential treatment as to certain portions requested
† Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOO ENTERTAINMENT, INC.

Date: April 15, 2009	By:	/s/ Charles Bentz
Charles Bentz, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Robert S. Ellin	Chief Executive Officer
	Robert S. Ellin	(principal executive	April 15, 2009
officer) and Director

By:	/s/ Charles Bentz	Chief Financial Officer	April 15, 2009
	Charles Bentz	(principal financial
officer, principal accounting officer)

By:	/s/ Jay A. Wolf	Secretary, Director	April 15, 2009
Jay A. Wolf

By:	/s/ Mark Seremet	Director	April 15, 2009
Mark Seremet

By:	/s/ Barry Regenstein	Director	April 15, 2009
Barry Regenstein

By:	/s/ John Bendheim	Director	April 15, 2009
John Bendheim

By:	/s/ Drew Larner	Director	April 15, 2009
Drew Larner

By:		Director	April 15, 2009
Moritz Seidel

ZOO ENTERTAINMENT, INC.  AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS	PAGE NO.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2008 and the Period from March 23, 2007 (Inception) to December 31, 2007	F-4

Consolidated Statements of Cash Flow for the Year Ended December 31, 2008 and the Period from March 23, 2007 (Inception) to December 31, 2007	F-5

Consolidated Statements of Stockholders’ Equity for the Period from March 23, 2007 (Inception) to December 31, 2007 and for the Year Ended December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7 - F-31

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Zoo Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Zoo Entertainment, Inc. (formerly Zoo Games, Inc.) and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and for the period March 23, 2007 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoo Entertainment, Inc. (formerly Zoo Games, Inc.) and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for year ended December 31, 2008 and for the period March 23, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 2 to the consolidated financial statements, the Company has incurred losses since inception; net cash outflows from operations and has a working capital deficiency of approximately $9.2 million at December 31, 2008. In addition, the Company has note obligations maturing between July and September 2009 with a total face value of approximately $12.3 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, LLP

April 15, 2009
New York, New York

Zoo Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2008 and 2007
(in $000's except share and per share amounts)

	2008	2007

ASSETS
Current Assets

Cash	$849	$169
Accounts receivable, net of allowances for returns and discounts of $1,160 and $1,167	1,832	1,316
Inventory	3,120	1,555
Prepaid expenses and other current assets	2,124	4,098
Product development costs, net - current	5,338	3,139
Deferred tax asset	688	1,438
Total Current Assets	13,951	11,715

Fixed assets, net	214	384
		-
Goodwill	14,704	16,204
Intangible assets, net	14,747	17,535
Product development costs, net	-	1,120
Total Assets	$43,616	$46,958

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$5,709	$3,274
Financing arrangements	849	2,893
Accrued expenses and other current liabilities	5,167	5,932
Notes payable, net of discount of $145 and $662 - current portion	1,803	2,877
Convertible notes payable, net of discount of $1,576	9,574	-
Total current liabilities	23,102	14,976

Notes payable, net of discount of $885 and $2,438 - non current portion	1,772	4,032
Deferred tax liability	688	6,220
Other long-term liabilities	620	167

Total Liabilities	26,182	25,395

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 75,000,000 shares authorized, 38,243,937 issued and outstanding December 31, 2008 and 15,684,845 issued and outstanding December 31, 2007	38	16
Additional Paid-in-capital	52,692	31,792
Accumulated deficit	(31,940)	(10,245)
Treasury Stock, at cost 2,237,376 shares in 2008	(3,356)	-
Total Stockholders' Equity	17,434	21,563
Total Liabilities and Stockholders' Equity	$43,616	$46,958

See accompanying notes to consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Year Ended December 31, 2008 and the Period from March 23, 2007 (Inception) to December 31, 2007
(in $000's except share and per share amounts)

	Year Ended	March 23 -
	December 31,	December 31,
	2008	2007

Revenue	$36,313	$565

Cost of goods sold	30,883	485

Gross profit	5,430	80

Operating expenses:

General and administrative expenses	10,484	2,666
Selling and marketing expenses	4,548	146
Research and development expenses	5,857	3,360
Depreciation and amortization	1,760	126

Total Operating expenses	22,649	6,298

Loss from operations	(17,219)	(6,218)

Interest (expense) income, net	(3,638)	(896)
Other income - Insurance recovery	1,200	-

Loss from continuing operations before income tax benefit	(19,657)	(7,114)

Income tax benefit	4,696	58

Loss from continuing operations	(14,961)	(7,056)

Loss from discontinued operations, net of tax benefit:

loss from discontinued operations, net of $200 tax benefit in 2008	(4,052)	(3,189)

loss from disposal of net assets, net of $1,190 tax benefit in 2008	(2,682)	-

Loss from discontinued operations	(6,734)	(3,189)

Net loss	$(21,695)	$(10,245)

Loss per share - basic and diluted:

Continuing operations	$(0.59)	$(1.07)

Discontinued operations:
loss from operations	(0.16)	(0.48)
loss from disposal of net assets	(0.11)	0.00
Discontinued operations total	(0.27)	(0.48)

Net loss	$(0.85)	$(1.56)

Weighted average shares outstanding - basic and diluted	25,394,264	6,579,350

See accompanying notes to consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
For the Year Ended December 31, 2008 and the Period from March 23, 2007(Inception) to December 31, 2007
(in $000's)

	Year Ended	March 23, 2007 -
	December 31,	December 31,
	2008	2007
Operating Activities:

Net loss	$(21,695)	$(10,245)

Loss from discontinued operations	(6,734)	(3,189)

Net loss from continuing operations	(14,961)	(7,056)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	1,760	126
Interest arising from amortization of debt discount	3,443	886

Deferred income taxes	(4,782)	(58)

Share based compensation	2,759	138

Other changes in assets and liabilities, net	(291)	(1,373)

Net cash used in continuing operations	(12,072)	(7,337)

Net cash (used in) provided by discontinued operations	(2,184)	60

Net cash used in operating activities	(14,256)	(7,277)

Investing activities:

Capital expenditures	(67)	(202)

Cash received from reverse merger with Zoo	1,669	-
Disposition (acquisition) of assets of discontinued operations, net of cash acquired	477	(1,599)

Acquisition of stock of Zoo Publishing, net of cash acquired	(2)	(6,000)

Net cash provided by (used in) investing activities	2,077	(7,801)

Financing activities:

Proceeds from sale of equity securities	6,118	15,247

Proceeds from Zoo issuance of convertible notes - pre-merger	7,785	-

Proceeds from issuance of convertible notes - post-merger	1,000	-

Net repayments in connection with financing facilities	(2,044)	-

Net cash provided by financing activities	12,859	15,247

Increase in cash	680	169

Cash at beginning of period	169	-

Cash at end of period	$849	$169

See accompanying notes to consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity For the Period from March 23, 2007 (Inception) to December 31, 2007 and
For the Year ended December 31, 2008
(in 000's)

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Par value	Shares	Par Value	Paid-in- Capital	Deficit	Shares	Par Value	Total

Founder's shares		$-	2,374	$3	$64	$-		$-	$67
Issuance of members' units, net of costs			7,676	8	15,239				15,247
Equity-based compensation expense			1,068	1	70				71
Issuance of common units for SVS acquisition			351	-	490				490
Issuance of common units for Zoo Publishing acquisition			3,162	3	8,170				8,173
Commitment to Issue common units for Zoo Publishing acquisition			-	-	5,447				5,447
Issuance of common units for Radar publishing rights			1,054	1	1,469				1,470
Bridge Note beneficial conversion factor			-		843				843
Net loss						(10,245)			(10,245)

Balance December 31, 2007	-	-	15,685	16	31,792	(10,245)	-	-	21,563

Stock issued in connection with private placement offering			2,143	2	6,433				6,435
Costs incurred in connection with private placement offering					(317)				(317)
Stock issued in connection with the acquisition of Zoo Digital			1,581	2	4,084				4,086
Exchange of promissory notes for common stock at fair value			5,973	6	6,022				6,028
Beneficial conversion feature of debt issued			-	-	200				200
Shares issued for consulting services			701	-	1,065				1,065
Value of warrants issued for consulting services			-		63				63
Compensation expense related to shares issued to employees			16	-	25				25
Compensation expense related to options issued to employees			-	-	1,605				1,605
Zoo shares acquired upon the completion of the reverse merger			11,327	11	1,186				1,724
Value of warrants issued in connection with debt financing					527
Value of Shares to be returned to Treasury for SVS and Zoo Digital sale							2,237	(3,356)	(3,356)
Shares issued for warrants exercised			818	1	7				8
Net loss						(21,695)			(21,695)

Balance December 31, 2008	-	$-	38,244	$38	$52,692	$(31,940)	2,237	$(3,356)	$17,434

See accompanying notes to consolidated financial statements

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF ORGANIZATION AND REVERSE MERGER

Zoo Entertainment, Inc., (“Zoo” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc.  On December 20, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001, per share, and 5,000,000 shares of preferred stock, par value $0.001, per share. No terms have been established for the preferred stock. The Company was engaged in acquiring and exploring mineral properties until September 30, 2007 when this activity was abandoned.  The Company had been inactive until July 7, 2008 when the Company entered into an Agreement and Plan of Merger, as subsequently amended on September 12. 2008 (the “Merger Agreement”) with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Zoo Games, Inc. (“Zoo Games”) (formerly known as Green Screen Interactive Software, Inc.) and a stockholder representative, pursuant to which Merger Sub would merge with and into Zoo Games, with Zoo Games as the surviving corporation (the “Surviving Corporation”) through an exchange of common stock of Zoo Games for common stock of the Company (the “Merger”). On December 3, 2008, Driftwood Ventures, Inc. changed its name to Zoo Entertainment, Inc.

On September 12, 2008, upon the completion of the Merger, each outstanding share of Zoo Games common stock, $0.001 par value per share (the “Zoo Games Common Stock”) on a fully-converted basis, converted automatically into and became exchangeable for shares of the Company’s common stock, $0.001 par value per share based on an exchange ratio equal to 7.023274. In addition, by virtue of the Merger, each of the 334,983 options to purchase shares of Zoo Games Common Stock (the “Zoo Games Options”) outstanding under Zoo Games’ 2008 Long-Term Incentive Plan were assumed by the Company, subject to the same terms and conditions as were applicable under such plan immediately prior to the Merger, and converted into 243,040 options to purchase shares of the Company’s common stock at an exercise price of $2.58 per share, 421,396 options to purchase shares of the Company’s common stock at an exercise price of $2.25 per share and 1,688,240 options to purchase shares of the Company’s common stock at an exercise price of $1.52 per share. The 246,243 warrants to purchase shares of Zoo Games Common Stock outstanding at the time of the Merger (the “Zoo Games Warrants”) were assumed by the Company and converted into 1,411,186 warrants to acquire shares of the Company’s common stock at an exercise price of $2.84 and 318,246 warrants to acquire shares of the Company’s common stock at an exercise price of $2.13 per share. The merger consideration consisted (i) 26,098,303 shares of the Company’s common stock, (ii) the reservation of 2,352,677 shares of the Company’s common stock that are required for the assumption of the Zoo Games Options and (iii) the reservation of 1,729,432 shares of the Company’s common stock that are required for the assumption of the Zoo Games Warrants.

Zoo Games is treated as the acquirer for accounting purposes in this reverse merger and the financial statements of the Company for all periods presented represent the historical activity of Zoo Games and include the activity of Zoo beginning on September 12, 2008, the date of the reverse merger. As a result of the reverse merger, the equity transactions for the period from March 23, 2007 to September 12, 2008 have been adjusted to reflect this recapitalization.

Zoo Games, a Delaware corporation, is a New York City-based developer, publisher and distributor of interactive entertainment software for use on all major platforms including Nintendo’s Wii and DS, Sony’s PSP and PlayStation 3, Microsoft’s Xbox 360, and personal computers (PCs). Zoo Games sells primarily to major retail chains and video game distributors. Zoo Games began business in March 2007, acquired the assets of Supervillain Studios, Inc. (“SVS”) on June 13, 2007, acquired the stock of Zoo Publishing on December 18, 2007 and acquired the stock of Zoo Digital Publishing Limited (“Zoo Digital”) on April 4, 2008. The consolidated financial statements include the results of their operations from their respective acquisition dates. We also acquired an interest in Cyoob, Inc., also known as Repliqa (“Repliqa”), on June 28, 2007. During January 2008, Zoo Games’ board of directors made a determination to discontinue its involvement with the operations of Repliqa. During September 2008, Zoo Games sold SVS back to its original owners.  In November 2008, Zoo Games sold Zoo Digital back to its original owners.  Repliqa, SVS and Zoo Digital have been reflected as discontinued operations for all periods presented.

Currently, the Company has determined that it operates in one business segment in North America, as described above, which includes the operations of Zoo Publishing.

On May 16, 2008, Zoo Games converted from a limited liability company to a C-corporation and changed its name to Green Screen Interactive Software, Inc. from Green Screen Interactive Software, LLC. In August 2008, it changed its name to Zoo Games, Inc.

2. GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $31.9 million and a working capital deficiency of approximately $9.2 million at December 31, 2008. For the year ended December 31, 2008, the Company generated negative cash flows from operations of approximately $12.1 million. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. In addition, the Company has various notes maturing between July and September 2009 with a total face value of approximately $12.3 million.  The Company has been in discussions with the debt holders to either convert a portion or the entirety of the debt to equity or extend or amend the terms of the debt.   Its ability to continue as a going concern is dependent upon the ability of the Company to generate cash flow from operations sufficient to maintain its daily business activities as well as acquiring financing from outside sources through the sale of equity or debt instruments as well as restructuring its maturing note obligations. While management has plans to seek financing through additional sales of such instruments, there is no assurance that such financing can be obtained. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary as a result of this uncertainty.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Zoo Games and its wholly and majority owned subsidiaries, Supervillain Studios LLC, Zoo Publishing, Zoo Digital Publishing Limited and Repliqa during the periods that each subsidiary was directly or indirectly owned by Zoo Games. All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates affecting the consolidated financial statements that are particularly significant include the recoverability of product development costs, lives of intangibles, realization of goodwill and intangibles, allocation of purchase price, valuation of inventories and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ from these estimates.

Concentration of Credit Risk

We maintain cash balances at what we believe are several high quality financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed FDIC insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. In October 2008, we entered into an agreement with Atari, Inc. where sales from October 24, 2008 through March 31, 2009 for all customers that Atari deemed acceptable would be through Atari and Atari would prepay us for the cost of goods and they would bear the credit risk from the ultimate customer.  As of December 31, 2008, Atari had prepaid us approximately $1.8 million and the receivable due from Atari was approximately $1.8 million, before allowances.  Our five largest ultimate customers accounted for approximately 60% and 83% of net revenue for the years ended December 31, 2008 and 2007, respectively. These five largest customers accounted for 3% and 10% of our gross accounts receivable as of December 31, 2008 and 2007, respectively. We believe that the receivable balances from these customers do not represent a significant credit risk based on past collection experience. The receivables from our factor included in our gross accounts receivable were $0 and $175,000 as of December 31, 2008 and 2007, respectively. We regularly review our outstanding receivables for potential bad debts and have had no history of significant write-offs due to bad debts.

Inventory

Inventory, primarily consisting of finished goods, is stated at the lower of actual cost or market. We periodically evaluate the carrying value of our inventory and make adjustments as necessary. Estimated product returns are included in the inventory balances and also recorded at the lower of actual cost or market.

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

We also capitalize advance payments as product development costs when advances are made subsequent to establishing technological feasibility of a video game title and amortize them, on a title-by-title basis, as product development costs in cost of goods sold. Royalty amortization is recorded using the proportion of current year unit sales and revenues to the total unit sales and revenues expected to be recorded over the life of the title.

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

Prior to establishing technological feasibility, we expense research and development costs as incurred. During 2008, we wrote-off approximately $5.1 million of expense relating to costs incurred for the development of nine games that were abandoned and we expensed $720,000 for a game still in development that we deemed unrecoverable.  In the 2007 period, we wrote off approximately $1.9 million of expense relating to costs incurred for the development of a game that was abandoned, we wrote off $1.5 million relating to video game publishing rights that were terminated and we expensed approximately $1.0 million for other costs incurred by our internal development studio prior to technological feasibility that could not be capitalized.  Those costs are included in the Statement of Operations under research and development expenses.  In addition in 2008, approximately $1.4 million of other costs were incurred by our discontinued internal development studio prior to technological feasibility that could not be capitalized, and these costs are included in the loss from discontinued operations in the Statement of Operations.

Licenses and Royalties

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

Licensing fees are capitalized on the balance sheet in prepaid expenses and are amortized as royalties in cost of goods sold on a title-by-title basis at a ratio of current period revenues to the total revenues expected to be recorded over the remaining life of the title. Similar to product development costs, we review our sales projections quarterly to determine the likely recoverability of our capitalized licenses as well as any unpaid minimum obligations. When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

 Fixed Assets

Office equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful life of five years. Computer equipment and software are generally depreciated and amortized using the straight-line method over three years. Leasehold improvements are amortized over the lesser of the term of the related lease or seven years. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations, in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. The carrying amounts of these assets are recorded at historical cost.

Goodwill and Intangible Assets

Goodwill is the excess of purchase price paid over identified intangible and tangible net assets of acquired companies. Intangible assets consist of trademarks, customer relationships, content and product development. Certain intangible assets acquired in a business combination are recognized as assets apart from goodwill. Identified intangibles other than goodwill are generally amortized using the straight-line method over the period of expected benefit ranging from one to ten years, except for intellectual property, which are usage-based intangible assets that are amortized using the shorter of the useful life or expected revenue stream.

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangibles”. Under this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. On December 31, 2008, we performed our annual test for impairment of goodwill and determined no impairment existed.  We will continue to perform tests of impairment in the fourth quarter of each fiscal year or earlier if indicators of impairment exist.  We determine the fair value of each reporting unit using a discounted cash flow analysis and compare such values to the respective reporting unit's carrying amount.

Impairment of Long-Lived Assets, Including Definitive Life Intangible Assets

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

We recognize Publishing revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition", in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, "Revenue Recognition." Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms. Advances received from customers are reported on the consolidated balance sheet as customer advances, included in current liabilities until we meet our performance obligations, at which point we recognize the revenue.

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

Consideration Given to Customers and Received from Vendors

We have various marketing arrangements with retailers and distributors of our products that provide for cooperative advertising and market development funds, among others, which are generally based on single exchange transactions. Such amounts are accrued as a reduction to revenue when revenue is recognized, except for cooperative advertising which is included in selling and marketing expense if there is a separate identifiable benefit and the benefit's fair value can be established.

We receive various incentives from our manufacturers, including up-front cash payments as well as rebates based on a cumulative level of purchases. Such amounts are generally accounted for as a reduction in the price of the manufacturer's product and included as a reduction of inventory or cost of goods sold, based on (1) a ratio of current period revenue to the total revenue expected to be recorded over the remaining life of the product or (2) an agreed upon per unit rebate, based on actual units manufactured during the period.

Equity-based Compensation

We issued options to purchase shares of common stock of the Company to certain management and employees during 2008 and 2007. In accordance with SFAS 123(R), Share-Based Payment, we record compensation expense over the requisite service period based on their relative fair values.

The fair value of our equity-based compensation is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and estimated exercise behavior. The assumptions and variables used for the current period grants were developed based on SFAS 123(R) and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment." The following table summarizes the assumptions and variables used by us to compute the weighted average fair value of stock option grants:

	For the Year	For the Period From
	Ended	March 23, 2007 to
	December 31, 2008	December 31, 2007

Risk-free interest rate	3.07%	3.45%
Expected stock price volatility	70.0%	45.0%
Expected term until exercise (years)	5	5
Dividends	None	None

For the years ended December 31, 2008 and 2007, we estimated the implied volatility for publicly traded options on our common shares as the expected volatility assumption required in the Black-Scholes option-pricing model.  The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and our assessment that implied volatility is more representative of future stock price trends than historical volatility.

Earnings (Loss) per Share

Basic earnings (loss) per share ("EPS") is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period. Since the inclusion of the warrants and options outstanding is anti-dilutive because of losses, the dilutive loss per share is the same as the basic loss per share. As a result, 6,502,159 and 1,007,405 warrants as of December 31, 2008 and 2007, respectively and 2,336,552 and 243,040 options to acquire shares of common stock as of December 31, 2008 and 2007, respectively were excluded from the EPS calculations for all periods presented.

Foreign Currency Translation

The functional currency for our former foreign operation was primarily the applicable local currency, British pounds sterling and Euro. Accounts of foreign operations were translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts.  Realized and unrealized transaction gains and losses are included in income in the period in which they occur.  There was no translation adjustment required at December 31, 2008.

Income Taxes

Zoo Games was a limited liability company from inception until May 16, 2008, when we converted to a corporation. As a limited liability company, we were not required to provide for any corporate tax. The loss from the Company’s operations was passed to the unit holders via Form K-1’s and the unit holders are responsible for any resulting taxes. One of our subsidiaries, Zoo Publishing was not a limited liability company and we therefore were required to record a corporate tax provision upon the acquisition of Zoo Publishing.

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

During 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertain income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions which we have determined to be more likely than not sustainable upon examination, based on the technical merits of the positions under the presumption that the taxing authorities have full knowledge of all relevant facts. The determination of which tax positions are more likely than not sustainable requires us to use significant judgments and estimates, which may or may not be borne out by actual results.

Fair Market Value of Financial Instruments

The carrying value of cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, due to factor, and advances from customers are reasonable estimates of the fair values because of their short-term maturity.  Notes payable are recorded net of the discount which is computed as the difference between the market interest rate that the Company would pay for financing at the time the note is issued and the stated interest rate on the note.  The convertible notes that were issued with warrants are recorded net of the unamortized discount applied to the warrants.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160), which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a significant impact on our results of operations or financial position.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. FSP FAS 157-2 delays the effective date of SFAS No. 157, “ Fair Value Measurements”, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. The adoption of FSP FAS 157-2 will not have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a significant impact on our results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not expect the adoption of this statement to have a significant impact on our results of operations or financial position.

On May 9, 2008, the FASB issued Staff Position ("FSP") APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)”, which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-will not have a significant impact on our results of operations or financial position.

4. BUSINESS ACQUISITIONS AND DISPOSITIONS

During the years ended December 31, 2007 and 2008, we consummated the acquisitions and dispositions described below, which largely reflect our efforts to expand our business by adding development studios, established distribution systems, a seasoned sales team and talented personnel resources to our existing infrastructure. The acquisitions were accounted for under the purchase method of accounting in accordance with FASB 141 and the results of operations and financial position of these acquisitions are included in our consolidated financial statements from their respective acquisition dates.

Supervillain Studios (Discontinued Operation)

In June 2007, the Company acquired the assets of Supervillain Studios, Inc. (“Supervillain” or “SVS”), a video game developer based in Santa Ana, California. The total purchase price consisted of the following:
(amounts in $000’s)
Cash at closing	$1,400
Promissory Notes, net of $989 debt discount	1,111
Fair value of 351,171 common shares issued	490
Acquisition-related costs	53

Total purchase price	$3,054

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

Effective September 16, 2008, the Company sold SVS back to its original owners. In connection with the sale, certain assets that were developed by SVS after its original acquisition remain with the Company. All unpaid obligations related to the acquisition were assumed and a net payment of $500,000 was due to the SVS owners. When the $500,000 is paid in full, the SVS owners will return 351,171 shares of common stock of the Company that are currently held in escrow. These shares have been accounted for as Treasury Stock at December 31, 2008.  As of December 31, 2008, $225,000 remains due to the SVS owners.  The Company reported a loss of approximately $528,000 relating to the disposition of SVS and a loss of approximately $2.6 million and $1.1 million for its discontinued operations for 2008 and the 2007 period, respectively. The assets disposed and liabilities relieved are (in $000’s):

Fixed assets	$112
Goodwill	1,500
Intangibles	1,057
Accrued expenses relieved	(558)
Notes payable relieved ($2,100, net of $544 discount)	(1,556)
Common shares to be returned to Treasury at fair value	(527)
Additional liability	500
Net assets disposed	$528

Zoo Publishing, Inc.

In December 2007, the Company acquired the shares of Zoo Publishing.  The purchase price was paid as follows (in $000’s):

Cash at closing	$7,040
Promissory Notes, net of $2,346 debt discount	4,414
Fair value of 3,160,874 common shares issued	8,173
Fair value of 2,106,582 common shares to be issued (issued July 2008)	5,447
Acquisition-related costs	69

Total purchase price	$25,143

The cash purchase price was approximately $7.0 million at closing, with approximately $1.8 million to be paid at the earlier of the Company’s completion of another round of financing or by December 2008 with the $5.0 million balance to be paid in two installments pursuant to a promissory note (the “Zoo Publishing Note”). The first installment of $2.5 million of principal together with accrued interest at the rate of 3.9% per annum was due on the earlier of June 18, 2009 and the date on which the Company consummates a round of equity financing of $40.0 million or more. The balance of the Zoo Publishing Note (including accrued interest) is payable December 18, 2010.

In July 2008, the Company restructured the Zoo Publishing Note and certain other amounts due so that approximately $3.2 million of debt due was converted to equity of the Company at the then current market price of $10.65 per share (equivalent to $1.52 per share after the reverse merger) and the remaining debt was restructured so that approximately $1.1 million is due on September 18, 2009, approximately $100,000 is due on September 18, 2010, $2.0 million is due December 18, 2010 and approximately $300,000 is due on July 31, 2011.

Cyoob, Inc. and Repliqa, LLC (Discontinued Operation)

In June 2007, we acquired a 24.75% interest in the outstanding stock of Cyoob, Inc. (“Cyoob”). Cyoob’s assets were transferred to Repliqa, LLC (“Repliqa”) and the Company acquired a 35% membership interest in Repliqa, ultimately allowing the Company to own 51.09% of the operating business of Repliqa. Repliqa was developing a recommendation engine to be used on the internet. We paid approximately $1.2 million for the interest in Cyoob and we committed to pay approximately $1.2 million for the membership interest in Repliqa. Prior to December 31, 2007, the assets of Repliqa were impaired and we recorded $2.0 million as a loss on impairment on this investment in the 2007 financial statements. This operation had no revenue. In January 2008, the Board and management decided to discontinue its involvement with the operations and this was recorded as a discontinued operation on the 2008 financial statements. During 2008, the Company sustained an additional $219,000 in losses that are included in the loss from discontinued operations.

Zoo Digital Publishing Limited (Discontinued Operation)

In April 2008, the Company acquired the shares of Zoo Digital Publishing Limited (“Zoo Digital”). The purchase price was paid as follows:

(amounts in $000’s)
Cash due at closing	$630
Cash due by December 31, 2008	370
Promissory Notes, net of $547 debt discount	1,953
Fair value of 1,580,237 common shares issued	4,086
Acquisition-related costs	188

Total purchase price	$7,227

In addition, there is $500,000 to be paid to each of Zoo Digitals two shareholders (an aggregate of up to $1.0 million) that remain employed by the Company or its affiliates on the third anniversary of the Zoo Digital closing. The full amount is being accrued for as compensation on a straight-line basis over a three-year period. The cash purchase price was $630,000 paid at closing, with $370,000 to be paid within the next nine months. The $2.5 million promissory note was payable $1.5 million with the Company’s next round of financing and $1.0 million was due April 2009. In addition, the Company was obligated under the purchase agreement to remit to the sellers an amount equal to 80% of any resultant tax savings from the utilization of the UK loss carryforward existing at the time of the acquisition.

In July 2008, the Company restructured the promissory note so that $2.0 million of debt due was converted to equity of the Company at the then current market price of $10.65 per share (equivalent to $1.52 per share after the reverse merger) and the remaining $500,000 is due on December 31, 2008.

The following table summarizes the allocation of the purchase price based on the estimated value of the assets acquired and liabilities assumed as of the acquisition date:

(amounts in $000’s)
Cash	$342
Other current assets	3,989
Fixed Assets	82
Other assets	78
Goodwill	1,960
Content	1,789
Trademarks	840
Customer Relationships	2,337
Current liabilities assumed	(2,800)
Deferred tax liability	(1,390)

Net assets acquired	$7,227

Effective November 28, 2008, the Company sold Zoo Digital back to its original owners.  All unpaid obligations related to the acquisition were relieved and a net payment of approximately $403,000 was due from the Zoo Digital owners to the Company, to be paid in nine equal monthly installments beginning in January 2009.  In addition, the Zoo Digital owners returned 1,886,205 shares of common stock of the Company.  These shares have been accounted for as treasury stock.  The Company reported a loss of approximately $3.3 million relating to the disposition of Zoo Digital and a loss of approximately $1.2 million for its discontinued operations for the year ended December 31, 2008. The assets disposed and liabilities relieved are (in $000’s):

Current assets	$3,961
Fixed assets	57
Goodwill	1,960
Intangibles	4.698
Accrued expenses relieved	(3,022)
Notes payable relieved ($500, net of $9 discount)	(491)
Deferred taxes	(1,190)
Shares to be returned to Treasury at fair value	(2,829)
Net assets disposed	$3,144

Loss from Discontinued Operations

The loss from discontinued operations is summarized as follows for the year ended December 31, 2008 (in $000’s):

Repliqa	$(219)
On-line concept	(146)
Supervillain – operations	(2,646)
Supervillain - loss on disposition of assets	(528)
Zoo Digital – operations	(1,241)
Zoo Digital - loss on disposition of assets	(3,344)
Total pretax loss from discontinued operations	(8,124)

Credit for income taxes	1,390

Loss from discontinued operations, net of tax benefit	$(6,734)

The loss from discontinued operations for the period from March 23, 2007 to December 31, 2007 consists of approximately $2.1 million from Repliqa and the on-line concept and approximately $1.1 million from Supervillain operations.

The revenues from the discontinued operations were approximately $2.5 million for the year ended December 31, 2008 and $785,000 during the period from March 23, 2007 to December 31, 2007.  For the year ended December 31, 2008, approximately $2.3 million of revenue was generated from foreign operations with none being recorded in the 2007 period.

Pro forma results

The following unaudited summary pro forma information assumes the Zoo Publishing acquisition had occurred on January 1, 2007. The pro forma results related to Supervillain and Repliqa have been eliminated as we discontinued our interest in Repliqa in January 2008 and Supervillain in September 2008. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the acquisition occurred on January 1, 2007 (in $000’s):

March 23, 2007 -
December 31, 2007
(unaudited)
Revenue	$31,173
Loss from continuing operations	(8,059)
Basic and diluted loss per unit from continuing operations	$(0.86)
Weighted average shares	9,351,875

No proforma results are required for 2008 as Zoo Digital was bought and sold within the same year.

5. INVENTORY

Inventory consisted of:

	(amounts in $000’s)
	December 31,
	2008	2007
Finished products	$2,939	$1,502
Parts and supplies	181	53

Inventory	$3,120	$1,555

Estimated product returns included in Inventory at December 31, 2008 and 2007 were $337,000 and $542,000, respectively.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consisted of:

	(amounts in $000’s)
	December 31, 2008	December 31, 2007
Vendor advances for inventory	$555	$2,424
Prepaid royalties	1,072	1,321
Income taxes receivable	55	188
Other prepaid expenses	442	165

Prepaid expenses and other current assets	$2,124	$4,098

7. PRODUCT DEVELOPMENT COSTS

Details of our capitalized product development costs were as follows:

	(amounts in $000’s)
	December 31, 2008		December 31, 2007
	Current	Non-Current	Current	Non-Current

Product development costs, internally
developed, net of amortization	$170	$-	$88	$-
Product development costs, externally
developed, net of amortization	5,168	-	3,051	1,120

Product development costs	$5,338	$-	$3,139	$1,120

The December 31, 2007 balance includes $88 of net product development costs relating to operations that were discontinued in 2008.

8. FIXED ASSETS, NET

Fixed assets, net consisted of:

	(amounts in $000’s)
	December 31, 2008	December 31, 2007
Computer equipment	$254	$214
Furniture and fixtures	90	156
Office equipment	52	30
Leasehold improvements	-	50
Other	3	17
Less: Accumulated depreciation and amortization	(185)	(83)

Fixed Assets, net	$214	$384

The December 31, 2007 balance includes $112 of net fixed assets relating to operations that were discontinued in 2008.

9. GOODWILL

Goodwill was generated from the acquisitions of the assets of Supervillain and the stock of Zoo Publishing during the period ended December 31, 2007, and the acquisition of the stock of Zoo Digital in 2008 as described in Note 4 as follows (in $000’s):

Supervillain (discontinued in 2008)	$1,500
Zoo Publishing	14,704
Total Goodwill Dec. 31. 2007	16,204

Zoo Digital	1,960
Less Supervillain disposition	(1,500)
Less Zoo Digital disposition	(1,960)

Total Goodwill December 31, 2008	$14,704

10. INTANGIBLE ASSETS, NET

The following table sets forth the components of the intangible assets subject to amortization.

		(amounts in $000’s)
		December 31, 2008			December 31, 2007
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Net Book	Net Book
	(Years)	Amount	Amortization	Value	Value

Content	10	$12,202	$1,271	$10,931	$12,151
Trademarks	10	1,510	157	1,353	2,171
Customer relationships	10	2,749	286	2,463	3,213

Total Intangible Assets		$16,461	$1,714	$14,747	$17,535

Amortization expense related to intangible assets for the year ended December 31, 2008 and the period from March 23, 2007 to December 31, 2007 was $2.0 million, and $235,000, respectively.

The December 31, 2007 amount includes approximately $1.1 million of net intangible assets relating to Supervillain which was discontinued during the year ended December 31, 2008.
In connection with the disposition of Supervillain in September 2008, approximately $1.1 million of net intangibles were eliminated.
In connection with the acquisition of Zoo Digital in April 2008, approximately $5.0 million of intangibles were added and in connection with the sale of Zoo Digital in November 2008, approximately $4.7 million of net intangibles were eliminated.

The following table presents the estimated amortization of intangible assets, based on our present intangible assets, for the next five years as follows:

(amounts in $000’s)
Year ended Dec. 31,
2009	$1,646
2010	1,646
2011	1,646
2012	1,646
2013	1,646
Thereafter	6,517

Total	$14,747

11. CREDIT AND FINANCING ARRANGEMENTS AND ATARI AGREEMENT

In connection with the Zoo Publishing acquisition, the Company entered into the following credit and finance arrangements:

The Company and Zoo Publishing entered into a purchase order financing agreement with Transcap Trade Finance, LLC (“Transcap”) on December 19, 2007. This agreement made the Company a party to a Master Purchase Order Assignment Agreement dated August 20, 2001 pursuant to which Transcap agreed to provide purchase order financing to or for the benefit of Zoo Publishing. Total advances under the factoring arrangement include letters of credit for purchase order financing and is limited to $10.0 million. The amounts outstanding as of December 31, 2008 and 2007 were approximately $855,000 and $2.9 million, respectively. The interest rate is prime plus 4.0% on outstanding advances. As of December 31, 2008 and 2007, the effective interest rates were 7.25% and 8.75%, respectively.  The charges and interest expense on the advances total approximately $1.1 million for 2008 and are minimal for the 2007 period and are included in the cost of goods sold in the accompanying consolidated statement of operations.  As of December 31, 2008, the Company’s obligations under such agreement were personally guaranteed by the Zoo Games and Zoo Publishing Presidents.  See Subsequent Events Note 22 for a description of our amended and restated facility.

Zoo Publishing uses a factor to approve credit and to collect the proceeds from a substantial portion of its sales. During 2008, the Company used two different factoring facilities:

•
Under the terms of the first agreement, Zoo Publishing assigned to the factor and the factor purchases from Zoo Publishing eligible accounts receivable. In connection with these arrangements, the factor had a security interest in substantially all of the Zoo Publishing assets. The factor, in its sole discretion, determined whether or not it would accept a receivable based on its assessment of credit risk. Once a receivable was accepted by the factor, the factor assumed substantially all of the credit risk associated with the receivable. The factor was required to remit payments to Zoo Publishing for the assigned accounts receivable in accordance with the terms of the assigned invoice, regardless of whether the factor received payment on the receivable, so long as the customer does not have a valid dispute related to the invoice. The amount remitted to Zoo Publishing by the factor equaled the invoiced amount adjusted for allowances and discounts Zoo Publishing had provided to the customer. The factor charged 0.25% of invoiced amounts plus a fee for every 10 days the amount is uncollected from the customer, subject to certain minimum charges per invoice and a monthly maintenance charge, for these credit and collection services. For the year ended December 31, 2008, the factor purchased $918,000 of eligible gross receivables. This agreement was terminated in March 2008. The factor’s charges and interest expense on the advances are included in interest in the accompanying consolidated statement of operations and amounted to approximately $44,000 for the 2008 period and $12,000 for the thirteen-day period in 2007. At December 31, 2007, accounts receivable included $175,000 due from the factor.

•
In August 2008, Zoo Publishing entered into a new factoring agreement with Working Capital Solutions, Inc., which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. Under the terms of our factoring and security agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 20% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open. From August to December 2008, the factor purchased approximately $3.9 million of eligible gross receivables. Since the factor acquires the receivables with recourse, we record the gross receivables including amounts due from our customers to the factor and we record a liability to the factor for funds advanced to us from the factor. At December 31, 2008, accounts receivable did not include any amounts due from our customers to the factor and the factor did not have any advance outstanding to the Company. This facility is guaranteed by the Company’s President.

As a result of the fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, (See Note 21) we entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari will resell the products to wholesalers and retailers that are acceptable to Atari in North America. The agreement expired on March 31, 2009, but was amended to extend the term until April 30, 2009.  This agreement provided for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product.  Atari’s fees approximate 10% of our standard selling price and they have been recorded as a reduction in revenue.  During 2008, we recorded approximately $10.9 million of net sales to Atari.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2009.  As of December 31, 2008, Atari had prepaid the Company approximately $1.8 million for goods not yet shipped which is recorded as customer advances in accrued expenses and other current liabilities.  Also, as of December 31, 2008, Atari owed the Company approximately $1.8 million, before allowances, for goods already shipped which is recorded in accounts receivable.

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(amounts in $000’s)
	December 31, 2008	December 31, 2007
Customer advances (the 2008 amount is all from Atari)	$1,828	$1,671
Due to customers	710	-
Obligation arising from Zoo Publishing acquisition	254	1,200
Obligations relating to Cyoob acquisition	100	977
Obligations to compensate current and former employees	720	208
Zoo Publishing pension plan (1)	17	425
Commission for equity raise	-	345
Royalty	252	793
Operating expenses	965	229
Interest	321	84

Total	$5,167	$5,932

(1)   The Zoo Publishing pension plan liability was assumed with the acquisition of Zoo Publishing. The plan was subsequently cancelled and there is no additional Zoo Publishing pension plan liability.

13. NOTES PAYABLE

Outstanding notes payable, net of unamortized discounts, are as follows:

	(amounts in $000’s)
	December 31, 2008	December 31, 2007
Note Description

Zoo Entertainment convertible notes, net of discounts attributable to the warrant value of $1,576	$9,574	$-
5.0% SVS sellers note	-	1,304
3.9% Zoo Publishing notes, net of discount of $1,030 and $2,304	2,536	4,457
2.95% note due June 2012 assumed from Zoo Publishing acquisition	370	490
8.25% Wachovia demand note assumed from Zoo Publishing acquisition	45	50
Note assumed from Zoo Publishing acquisition, 12% interest	25	200
Employee loans, payable on demand	331	408
Zoo Publishing employee loans at 4% interest	268	-
Total	13,149	6,909

Current portion	11,377	2,877

Non-current portion	$1,772	$4,032

The face amounts of the notes payable are due as follows:
(amounts in $000’s)

Year Ending December	Amount Due
2009	$13,077
2010	2,232
2011	436
2012	10

Total	$15,755

Zoo Entertainment Notes

On July 7, 2008 and as amended on July 15, 2008 and July 31, 2008, the Company entered into a note purchase agreement under which the purchasers agreed to provide loans to the Company in the aggregate principal amount of $9.0 million, in consideration for the issuance and delivery of senior secured convertible promissory notes.  In connection with the issuance of such notes, the Company issued to the noteholders warrants to purchase 8,181,818 shares of common stock of the Company. The notes bear an interest rate of five percent (5%) for the one year term of the note commencing from issuance, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of common stock of the Company determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with the consent of the Company.   In connection with the note purchase agreement, the Company satisfied a management fee obligation by issuing additional senior secured convertible promissory notes in the principal amount of $750,000 and warrants to purchase 681,818 shares of common stock of the Company. All of the warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated as of July 7, 2008, the Company granted a security interest in all of its assets to each of the purchasers to secure the Company’s obligations under the notes.

On September 26, 2008, the Company entered into a note purchase agreement pursuant to which the purchasers agreed to provide a loan to the Company in the aggregate principal amount of $1.4 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. In connection with the issuance on such notes, the Company also issued warrants to purchase 1,272,726 shares of common stock of the Company to the note holders.  The notes bear an interest rate of five percent (5%) for the time period beginning on September 26, 2008 and ending on September 26, 2009, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of common stock of the Company determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with the consent of the Company. The warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated September 26, 2008, the Company granted a security interest in all of its assets to each of the purchasers to secure the Company’s obligations under the notes.

The total principal amount of all of the notes described above is approximately $11.2 million, $9.8 million of which was incurred prior to the date of the reverse merger. The warrants issued with all the notes were valued at approximately $5.9 million by the Company and an independent valuation firm. We used the income and market valuation approaches to derive the Company’s business enterprise value and then used the Black-Scholes option pricing model, applying discounts for illiquidity and dilution, to calculate the value of the warrants.  The total deferred debt discount of $5.9 million is amortized over the one year life of the notes. Prior to September 12, 2008, 4,545,455 warrants were exercised and the interest expense related to the discount of these warrants was accelerated. As of September 12, 2008, the deferred debt discount of the existing notes was approximately $2.4 million and the net value of the notes recorded as of September 12, 2008 was approximately $7.8 million. On September 26, 2008, we issued $1.0 million of the notes and 909,090 of the warrants which were valued at $527,000 using consistent valuation methodologies as those used for all the previously issued notes. As of December 31, 2008, the net deferred debt discount of all the notes is $1.6 million and the net value of the notes recorded as of December 31, 2008 is approximately $9.6 million.

Supervillain Notes

In connection with the purchase of the Supervillain assets, the Company’s subsidiary Supervillain Studios LLC issued a promissory note (“Supervillain Note”) in the amount of $2.1 million. The Supervillain Note was payable in three installments; $500,000 of principal together with accrued interest at the rate of 5% per annum is payable on each of (A) the earlier of December 14, 2008 or the date that the Company consummates a round of equity financing of $20.0 million or more and (B) the earlier of December 14, 2008 or the date that the Company consummates a round of equity financing of $31.0 million or more. The balance of the Supervillain Note, together with any accrued interest, was due on June 14, 2010. In connection with the aforementioned note, the Company recorded a debt discount of $989,000. For the year ended December 31, 2008, amortization of deferred debt discount and interest expense were $265,000 and $80,000, respectively. All obligations under the Supervillain Note were terminated effective September 16, 2008 with the sale of SVS back to the original owners.

Zoo Publishing Notes

In connection with the acquisition of Zoo Publishing, the Company issued various promissory notes (“Zoo Publishing Note”) in aggregate of approximately $6.8 million. Approximately $1.8 million of principal is payable at the earlier of the Company’s completion of another round of financing or by December 2008 with the $5.0 million balance to be paid in two installments pursuant to the “Zoo Publishing Note”. The first installment of $2.5 million of principal together with accrued interest at the rate of 3.9% per annum would be due on the earlier of June 18, 2009 and the date on which the Company consummates a round of equity financing of $40.0 million or more. The balance of the Zoo Publishing Note (including accrued interest) would be payable December 18, 2010. In connection with the aforementioned note, the Company recorded a debt discount of approximately $2.3 million. For the year ended December 31, 2008, amortization of deferred debt discount and interest expense were $988,000 and $213,000, respectively. In July 2008, approximately $3.2 million of this debt was converted to common stock of the Company based on fair value and of the remaining $3.6 million, approximately $1.1 million is due September 18, 2009, $113,000 is due September 18, 2010, $2.0 million is due December 18, 2010 and approximately $316,000 is due July 31, 2011.

In connection with the acquisition of Zoo Publishing, the Company also assumed a liability of $1.2 million as part of the Zoo Publishing purchase price. Other notes payable assumed from the Zoo Publishing acquisition included:

•
$200,000 Demand note with 12.0% percent interest per annum, callable in 6 months, minimum guaranteed interest per renewal is $ 12,000. The note is guaranteed by the Zoo Publishing President.  The balance due on the note as of December 31, 2008 is $25,000.

•
Zoo Publishing purchased treasury stock from a former employee in December 2006 for the amount of $650,000. The balance on the note as of December 31, 2008 was $370,000; $120,000 is classified as current and $250,000 is classified as long-term. The payments are due monthly and the amount of the payment is $10,000 per month.

Zoo Digital Notes

In connection with the acquisition of Zoo Digital, the Company issued a promissory note (“Zoo Note”) in the amount of $2.5 million. The Zoo Note stated that $1.5 million was to be paid upon the completion of the next round of financing and $1.0 million to be paid April 4, 2009.   In connection with the aforementioned note, the Company recorded a debt discount of $548,000. For the year ended December 31, 2008, amortization of deferred debt discount was $213,000.   In July 2008, $2 million of this debt was converted to common stock of the Company based on fair value and the remaining $500,000 note is due December 31, 2008.  This note was relieved as of November 28, 2008 when the Company sold Zoo Digital back to the original owners.

Zoo Digital had an outstanding loan in the amount of £325,000 (approximately U.S. $591,000) from I.C. Stewart 2001 Trust.   The loan bears interest at an annual rate of 1.75% over the base lending rate of the Bank of England.   Zoo Digital is required to pay interest quarterly in arrears, and the entire amount outstanding must be repaid on April 4, 2009.  The responsibility to repay this loan was transferred back to the original owners of Zoo Digital effective November 28, 2008.

Other Notes

On May 16, 2008, Zoo Games entered into a Letter of Intent with Mandalay Media, Inc. to merge. In conjunction with this merger, the Company received $2.0 million from Mandalay Media and issued a 10% convertible note to Mandalay that was due October 15, 2008. The beneficial conversion feature in this note was $200,000 and this is amortized over the five-month term of the note. The letter of intent was terminated on June 16, 2008 and the Company repaid the note in full, including approximately $29,000 of interest on July 7, 2008. The remaining unamortized portion of the beneficial conversion feature in the amount of $140,000 was expensed upon the repayment of the note.

14. COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of December 31, 2008 is as follows:

	(amounts in $000’s)
		Operating
	Licensing	Leases	Total

2009	$418	$75	$493
2010	-	77	77
2011	-	6	6

Total	$418	$158	$576

Licensing and Marketing Agreements

Our licensing commitments primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. Licensing and marketing commitments expire at various times through October 2014. Certain of our licensing and marketing agreements also contain provisions that would impose penalties if we fail to meet agreed upon software release dates.

Lease Commitments

Our office facilities are occupied under non-cancelable operating leases expiring at various times through January 2011. Rent expense amounted to $310,000 and $235,000 for the year ending December 31, 2008 and the period from March 23, 2007 to December 31, 2007, respectively.

15. INCOME TAXES

Through May 15, 2008, the Company and certain of its consolidated subsidiaries were taxed as a partnership under the provisions of the Internal Revenue Code.  Accordingly, the losses incurred by the Company and those subsidiaries through May 15, 2008 will be allocated to the respective members and reported on their individual tax returns.  Effective May 16, 2008, the Company changed its tax status from a partnership to a corporation and, as a result, will began filing consolidated corporate tax returns with its domestic subsidiaries.  The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes as well as the deferred tax assets and liabilities recognized for existing timing items relating to the Company's change in tax status.

For financial reporting purposes, income (loss) before income taxes include the following components (in $000's):
		Period from
	Year Ended	March 23, 2007
	December 31,	- December 31,
	2008	2007
Pretax (loss):
United States	$(23,196)	$(10,303)
Foreign	(4,585)	-
	$(27,781)	$(10,303)

The United States pretax loss includes approximately $5.6 million for the period through May 15, 2008 attributable to entities that are taxed as partnerships.

The components of income tax expense (benefit) are as follows (in $000's):

		Period from
	Year Ended	March 23, 2007
	December 31,	- December 31,
	2008	2007
Current:
Federal	$-	$-
State	86	-
Foreign	-	-
Total Current	86	-

Deferred:
Federal	(3,765)	(46)
State	(1,017)	(12)
Foreign	(1,390)	-
Total Deferred	(6,172)	(58)

Total	$(6,086)	$(58)

Income tax (benefit) allocated to:
Continuing operations	$(4,696)	$(58)
Discontinued operations	(1,390)	-

Total	$(6,086)	$(58)

No income taxes were paid during the year ended December 31, 2008.

The reconciliation of income tax expense (benefit) computed at the U.S. statutory tax rates to income tax expense (benefit) is:

		Period from
	Year Ended	March 23, 2007
	December 31,	to December 31,
	2008	2007

Tax at U.S. federal income tax rates	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	(5.8)	-
Valuation allowance	7.0	-
Amount not subject to corporate income taxes	6.8	33.7
Impact of foreign tax rates and credits	1.1	-
Deferred taxes related to change in tax status	0.6	-
Nondeductible expenses and other	2.4	(0.3)
	(21.9)%	(0.6)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in $000's):

	December 31, 2008		December 31, 2007
Deferred tax assets:	Current	Long-term	Current	Long-term

Net operating loss carryforwards	$-	$5,887	$-	$269
Capital loss carryforwards	-	515	-	-
Allowance for doubtful accounts	548	-	461	-
Inventory reserve	-	-	19	-
Bonuses payable	461	111	714	-
Bonus and other accruals	263	74	244	-
Non-qualified options	-	558	-	-

Gross deferred tax assets	1,272	7,145	1,438	269
Valuation allowance	(299)	(1,800)	-	-

Net deferred tax assets	973	5,345	1,438	269

Deferred tax liabilities:

Property and equipment	-	(19)	-	(14)
Intangibles	-	(5,831)	-	(6,475)
Discount on notes	(285)	(183)	-	-

Total deferred tax liabilities	(285)	(6,033)	-	(6,489)

Net deferred tax asset (liability)	$688	$(688)	$1,438	$(6,220)

The Company has approximately $1.2 million of available capital loss carryforwards which expire in 2013.  A valuation allowance of approximately $515,000 has been recognized to offset the deferred tax assets related to these carryforwards.  The Company currently does not have any capital gains to utilize against this capital loss.  If realized, the tax benefit of this item will be applied to reduce future capital gains of the Company.  Additionally, a valuation allowance of approximately $1.6 million has been recognized to offset the net remaining deferred tax assets in excess of deferred tax liabilities because we cannot reasonably project if and when we will generate enough taxable income to utilize any of the deferred tax asset.

As of December 31, 2008, the Company has U.S. federal net operating loss (NOL) carryforwards of approximately $13.1 million which will be available to offset taxable U.S. income during the carryforward period and are expected to be fully realized. The federal NOL will begin to expire in 2023. The Company has various state net operating loss carryforwards of approximately $14.1 million which will be available to offset taxable state income during the carryforward period. The state NOL will also begin to expire in 2023.  The tax benefit of these items is reflected in the above table of deferred tax assets and liabilities.

16. STOCKHOLDERS EQUITY AND STOCK-BASED COMPENSATION ARRANGEMENTS

Common Stock

The Company has authorized 75,000,000 shares of Common Stock, par value $0.001 and 5,000,000 preferred shares, par value $0.001. As of December 31, 2008, there are 38,243,937 common shares issued.

During 2008, the following activity transpired relating to the Company’s common stock:

 (Share amounts in 000’s)
•
Issued 2,143 shares of common stock in connection with raising $6.4 million from a private placement offering from January 2008 to April 2008. We incurred costs of $317,000 in connection with the offering.

•	Issued 1,581 shares of common stock as partial payment for the acquisition of Zoo Digital in April 2008.
•	Exchanged various promissory notes totaling $6.0 million into 5,973 shares of the Company’s common stock based on fair value.
•	Issued 702 shares of the Company’s common stock to a consultant as compensation for consulting services provided to the Company valued at approximately $1.1 million.
•	Issued 16 shares of the Company’s stock to an employee in lieu of a $25,000 cash bonus.
•
Combined the 26,098 shares of stock from Zoo Games shareholders with the 11,327 existing shares of the Company’s common stock on September 12, 2008. The paid-in-capital amount relating to the 11.3 million existing shares was approximately $1.2 million.

•	Exercised 818 warrants and issued 818 shares of the Company’s common stock

Options

As of December 31, 2008, the Company’s 2007 Employee, Director and Consultant Stock Plan allowed for an aggregate of 1,000,000 shares of common stock with respect to which stock rights may be granted and a 250,000 maximum number of shares of common stock with respect to which stock rights may be granted to any participant in any fiscal year.  As of December 31, 2008, an aggregate of 975,000 shares of restricted common stock of the Company are outstanding under the Company’s 2007 Employee, Director and Consultant Stock Plan, and 25,000 shares of Common Stock were reserved for future issuance under this plan.

On January 14, 2009, the Company’s Board of Directors approved and adopted an amendment to the 2007 Employee, Director and Consultant Stock Plan, which increased the number of shares of common stock that may be issued under the plan from 1,000,000 shares to 4,000,000 shares, and increased the maximum number of shares of common stock with respect to which stock rights may be granted to any participant in any fiscal year from 250,000 shares to 750,000 shares. All other terms of the plan remain in full force and effect.

There were 2,352,676 options outstanding under the Zoo Games, Inc. 2008 Long-Term Incentive Plan dated September 12, 2008 at the date of the reverse merger. No additional awards may be granted from this plan and this plan was adopted by the Company as part of the reverse merger.
A summary of the status of the Company’s outstanding stock options as of December 31 and changes during the years then ended is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number Of	Exercise	Number Of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	243,040	$2.58	-	$-
Granted	2,109,636	$1.67	243,040	$2.58
Canceled	(16,125)	$2.58	-	-
Exercised	-	-	-	-

Outstanding at end of year	2,336,552	$1.76	243,040	$2.58

Options exercisable at year-end	1,915,155	$1.65	243,040	$2.58

Weighted-average fair value of options granted during the year		$0.59		$1..46

The fair value of options granted during the year was approximately $1.3 million.

The following table summarizes information about outstanding stock options at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$2.58	226,915	4.5	$2.58	226,915	$2.58
$2.25	421,398	4.7	$2.25	-	-
$1.52	1,688,240	4.6	$1.52	1,688,240	$1.52
$1.52 to $2.58	2,336,552	4.6	$1.76	1,915,155	$1.65

The following table summarizes the activity of non-vested outstanding stock options:

Weighted-Average
		Weighted-Average	Remaining
	Number	Fair Value at	Contractual Life
	Outstanding	Grant Date	(Years)
Non-Vested shares at December 31, 2007-	-
Options Granted	421,398	$2.25	4.7
Options Vested	-	-	-
Options forfeited or expired	-	-	-

Non-Vested shares at December 31, 2008	421,398	$2.25	4.7

As of December 31, 2008, there was approximately $237,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years.

The intrinsic value of options outstanding at December 31, 2008 is $0.

Warrants

There are 6,502,159 warrants outstanding. All are currently exercisable and have a five-year life:

A summary of the status of the Company’s outstanding warrants as of December 31 and changes during the years then ended is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number Of	Exercise	Number Of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	1,007,405	$2.62	-	$-
Granted	1,994,753	$1.03	1,007,405	$2.62
Assumed with reverse merger	4,318,182	$0.01	-	-
Canceled	-	-	-	-
Exercised	(818,181)	$0.01	-	-

Outstanding at end of year	6,502,159	$0.73	1,007,405	$2.62

Warrants exercisable at year-end	6,502,159	$0.73	1,007,405	$2.62

The following table summarizes information about outstanding warrants at December 31, 2008:

	Warrants Outstanding
		Weighted Average
Range of	Number	Remaining	Weighted Average
Exercise Prices	Outstanding	Contractual Life (Years)	Exercise Price
2007 Warrants issued
$2.13	318,246	3.9	$2.13
$2.84	689,159	4.0	$2.84

$2.13 to $2.84	1,007,405		$2.62

2008 Warrants issued

$2.84	722,027	4.2	$2.84
$0.01	1,272,726	4.7	$0.01
$0.01 to $2.84	1,994,753	4.5	$1.03

Assumed with reverse merger	4,318,182	4.6	$0.01

Exercised in 2008	(818,181)		$0.01

Outstanding December 31, 2008	6,502,159		$0.73

In addition, during 2008, the following various other transactions occurred which impacted the Company’s additional paid-in-capital:

•
Prior to the conversion to a C-corporation in May 2008, the Company had issued membership common shares, incentive shares and incentive profit shares. Upon the conversion to a C-corporation, each common share and incentive share was converted to one share of common stock; each incentive profit share was converted to a combination of common stock and rights to receive options. We expensed the unamortized portion of the value of the incentive profit shares in May 2008. The total amount of expense recorded for the year ended December 31, 2008 relating to these incentive profit shares was $354,000.

•	In May 2008, Zoo Games received a $2.0 million loan and issued a 10% convertible note. The beneficial conversion feature in this note was $200,000 and is recorded as additional paid-in-capital.

17. INTEREST, NET

	(amounts in $000’s)
	Year Ended	Mar 23, 2007 -
	December 31, 2008	December 31, 2007
Interest arising from amortization of debt discount	$3,562	$236
Interest on various notes	492	94
Interest on bridge notes	132	843
Other	-	12
Less: Interest income	(9)	(39)

Net interest - all operations	4,177	1,146

Interest relating to discontinued operations	(539)	(250)

Interest expense, net	$3,638	$896

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the year ended December 31, 2008 and the period from March 23, 2007 to December 31, 2007 is as follows:

	(amounts in $000’s)
	Year Ended	Mar 23, 2007 -
	December 31, 2008	December 31, 2007

Changes in other assets and liabilities

Accounts receivable	$(516)	136
Inventory	(1,565)	366
Prepaid expenses and other current assets	645	(1,017)
Product development costs	155	(2,115)
Accounts payable	1,726	(24)
Accrued expenses and other current liabilities	(736)	1,281

Net changes in other assets and liabilities	$(291)	(1,373)

Cash paid during the period for interest	$56	$12
Cash paid during the period for taxes	$3	-

Non Cash Investing and Financing Activities:
Issuance of 1,580,237 shares in connection with the acquisition of Zoo Digital	$4,086	-
Receipt of 351,171 shares in Treasury in connection with the sale of Supervillain	$527	-
Receipt of 1,886,205 shares in Treasury in connection with the sale of Zoo Digital	$2,829	-
Exchange of debt for equity at original face value	$5,950	-
Issuance of 1,053,513 shares for publishing rights	$-	$1,470
Issuance of 3,160,874 shares for partial payment for acquisition of Zoo Publishing	$-	$8,173
Issuance of 351,171 shares in connection with the acquisition of net assets of Supervillain	$-	$490
Issuance of 54,142 shares to a related party in satisfaction of rent obligation	$-	$114

19. LITIGATION

On  February 19, 2009, Susan Kain Jurgensen, Steven Newton, Mercy Gonzalez, Bruce Kain, Wesley Kain, Raymond Piece and Christie Walsh filed a compliant against Zoo Publishing, Zoo Games and Zoo in the Supreme Court of the State of New York, New York County, index number 09 / 102381 alleging  claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer.  The complaint seeks compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies.  An answer is due on May 15, 2009.  We believe we have meritorious defenses and intend to vigorously defend the matter.

Revolution Partners, LLC and Zoo Games, Inc., JAMS Alternative Dispute Resolution Reference Number 1400011786.  In this action, pending in the Boston, Massachusetts office of JAMS Alternative Dispute Resolution, the Claimant Revolution Partners, LLC is seeking money damages for a claimed investment banking or finder’s fee purportedly earned in connection with a reverse merger transaction and related financing that we entered into in the third quarter of 2008. We have denied all material allegations and are vigorously defending the matter.  At this time, discovery is ongoing.  The matter is scheduled for trial before an arbitrator in July 2009.

We are also involved in various other legal proceedings and claims incident to the normal conduct of our business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, we believe that our legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

20.  RELATED PARTY TRANSACTIONS

We leased office space in New York from 575 Broadway Associates, LLC, a company owned principally by one of our principal investors, from April 2007 to October 2008. We paid rent expense of $234,000 during 2008 and $183,000 for the period from April 2007 to December 2007 for this office.

Mark Seremet, Chief Executive Officer of Zoo Games and a director of the Company, received $549,000 in connection with the sale of a portion of his shares in Cyoob, Inc to Zoo Games during 2007. This amount is included in general and administrative expenses. The agreement entitled Mr. Seremet to receive an additional $549,000 from Zoo Games for such shares; however this debt was converted to Zoo Games equity. Of such amount, $647,000 was recorded as compensation and included in general and administrative expenses in the 2007 Statement of Operations.

In July 2008, Mark Seremet, Chief Executive Officer of Zoo Games and a director of the Company, received 750,000 options to purchase shares of the Company’s common stock at an exercise price of $1.52, the fair value at the date of issuance based on other third-party transactions at that time, to compensate him for a providing a personal guaranty for the Company’s receivable factoring facility. These options are immediately exercisable.

A few Zoo Publishing employees loaned the Company an aggregate of up to $765,000 in 2008 on a short-tem basis. The employees were paid interest at a 4% rate and all amounts are expected to be repaid in full. (See note 13.)

21.  FIRE LOSS AND INSURANCE RECOVERY

On October 13, 2008, a third party warehouse in San Bernardino, California that we use for packing our product from Zoo Publishing and shipping finished goods to our customers was consumed by fire, destroying our entire inventory stored at that location, with an approximate cost of $3.0 million. We collected on our property insurance policy in the amount of approximately $2.1 million which was paid directly to our inventory financing company and was recorded as a reduction of cost of goods sold.  We collected $1.2 million from our business income insurance policy and this was recorded as other income on the statement of operations in 2008.  The insurance company for the warehouse is expected to pay approximately $860,000 to the warehouse for the value of our goods destroyed in the fire that exceeded the Company’s property insurance.  If this is received, it will be used to offset $860,000 of liabilities that the Company has to the warehouse and recorded as other income at that time.

22. SUBSEQUENT EVENTS

On January 14, 2009, the Company’s Board of Directors approved and adopted an amendment to the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). The Amendment increased the number of shares of common stock that may be issued under the 2007 Plan from 1,000,000 shares to 4,000,000 shares, and increased the maximum number of shares of common stock with respect to which stock rights may be granted to any participant in any fiscal year from 250,000 shares to 750,000 shares. All other terms of the 2007 Plan remain in full force and effect.

On January 14, 2009, Zoo Games entered into an employment agreement with Mark Seremet, currently a director of the Company and President of Zoo Games, pursuant to which Mr. Seremet also became Chief Executive Officer of Zoo Games.  Mr. Seremet’s employment agreement is for a term of three years, at an initial base salary of $325,000 per year. The Company granted Mr. Seremet an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.30 per share, pursuant to the Company’s 2007 Plan, as amended.

On April 6, 2009, we entered into an amended and restated purchase order financing arrangement with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to an amended and restated master purchase order assignment agreement (the “Assignment Agreement”).  The Assignment Agreement amended and restated in its entirety the master purchase order assignment agreement between Transcap and Zoo Publishing, dated as of August 20, 2001, as amended.

Pursuant to the Assignment Agreement, we will assign purchase orders received from customers to Wells Fargo, and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which may accept or decline the assignment of specific purchase orders, will retain us to manufacture, process and ship ordered goods, and will pay us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods.  Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo will re-assign the applicable purchase order to us.  We will pay to Wells Fargo a commitment fee in the aggregate amount of $337,500, on the earlier of the twelve month anniversary of the date of the Assignment Agreement, or the date of termination of the Assignment Agreement.  Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000.  The Assignment Agreement is for an initial term of twelve months, and shall continue thereafter for successive twelve month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement is renewed for one or more twelve month terms, for each such twelve month term, we will pay to Wells Fargo a commitment fee in the sum of $337,500, paid on the earlier of the twelve month anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

In connection with the Assignment Agreement, on April 6, 2009 we also entered into an amended and restated security agreement and financing statement (the “Security Agreement”) with Wells Fargo.  The Security Agreement amends and restates in its entirety that certain security agreement and financing statement, by and between Transcap and Zoo Publishing, dated as of August 20, 2001.  Pursuant to the Security Agreement, we granted to Wells Fargo a first priority security interest in certain of our assets as set forth in the Security Agreement, as well as a subordinate security interest in certain other of our assets (the “Common Collateral”), which security interest is subordinate to the security interests in the Common Collateral held by certain of our senior lenders, as set forth in the Security Agreement.

Also in connection with the Assignment Agreement, on April 6, 2009, Mark Seremet, President and Chief Executive Officer of Zoo Games and a director of Zoo Entertainment, and David Rosenbaum, the Senior Vice President of Operations of Zoo Publishing, entered into a Guaranty with Wells Fargo, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Assignment Agreement and the Security Agreement.