Form 10-K/A
period 2008-12-31
Zoo Entertainment, Inc
filed 2009-04-30
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

On April 15, 2009, Zoo Entertainment, Inc. (“Zoo” or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission (the “Original Filing”). In that report, the Company indicated that it would file the information required by Part III of Form 10-K within 120 days following the end of its most recent fiscal year. The Company is amending the Original Filing to provide such information. Except as set forth in this amendment, the Company is not amending or updating any information contained within the Original Filing for the year ended December 31, 2008.  Unless the context otherwise indicates, the use of the terms “we”, “our” or “us” refer to the business and operations of Zoo through its operating and wholly-owned subsidiaries Zoo Games, Inc. (“Zoo Games”) and Zoo Publishing, Inc. (“Zoo Publishing”).

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth our directors and executive officers:

Name	Age	Position(s)
Robert S. Ellin	44	Chief Executive Officer, President and Director
Jay A. Wolf	36	Secretary and Director
Charles Bentz	45	Chief Financial Officer
Barry I. Regenstein	52	Director
John Bendheim	58	Director
Drew Larner	45	Director
Moritz Seidel	38	Director
Mark Seremet	44	Director; Chief Executive Officer and President of Zoo Games
David J. Fremed	48	Chief Financial Officer of Zoo Games
Evan M. Gsell	44	Chief Operating Officer and General Counsel of Zoo Games
David Rosenbaum	56	President of Zoo Publishing

Biographical information for our directors and executive officers are as follows:

Robert S. Ellin.   Mr. Ellin has served as a director and our Chief Executive Officer since October 1, 2007 and is one of the Managing Members of Trinad Management, LLC. Mr. Ellin is also a Managing Member of Trinad Capital Master Fund, Ltd., our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the boards of Command Security Corporation (MOC), New Motion, Inc. (NWMO) and Lateral Media, Inc. (LTLM) and is Chairman of the board of Mandalay Media, Inc. (MNDL). Mr. Ellin also serves on the Board of Governors at Cedars-Sinai Hospital.   Prior to joining Trinad Capital Master Fund Ltd., Mr. Ellin was the founder and President of Atlantis Equities, Inc., a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received a B.A. from Pace University.

Jay A. Wolf. Mr. Wolf has served as a director and our Secretary since October 1, 2007 and is one of the Managing Members of Trinad Management, LLC.  Mr. Wolf is also a Managing Director of Trinad Capital Master Fund, Ltd. Mr. Wolf currently sits on the boards of Mandalay Media, Inc. (MNDL), Lateral Media, Inc. (LTLM), Xcorporeal, Inc. (XCR), ProLink Holdings Corp (PLKH) and NorthStar Systems International Inc.  Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf is a co-founder of Trinad Capital, L.P., where he served as a managing director since its inception in 2003. Prior to founding Trinad, Mr. Wolf served as the Executive Vice-President of Corporate Development for Wolf Group Integrated Communications where he was responsible for the company's acquisition program. Prior to Wolf Group Integrated Communications, Mr. Wolf worked at Canadian Corporate Funding, a Toronto-based merchant bank, in the senior debt department, and subsequently for Trillium Growth, the Canadian Corporate Funding's venture capital fund. Mr. Wolf received his B.A from Dalhousie University.

Charles Bentz. Mr. Bentz has served as our Chief Financial Officer since October 1, 2007, and is a Certified Public Accountant with over 20 years of experience.  Mr. Bentz has been the Chief Financial Officer of Trinad Management, LLC since December of 2006.  Prior to joining Trinad Management, LLC, Mr. Bentz was a Vice President and the Controller of Fletcher Asset Management from 2005 to 2006, Vice President, Controller and Head of Fund Administration & Compliance of the Reserve Funds from 2003 to 2005, Vice President and Head of Fund Administration & Compliance of BlackRock Inc., Vice President and Controller of HHF Acquisition Corp., and Associate Vice President of Prudential Mutual Fund Management. Mr. Bentz is also the Chief Financial Officer of Noble Medical Technologies and Lateral Media Inc.  Mr. Bentz began his career at Deloitte & Touche, and received a B.S. in Accounting from Villanova University.

Barry I. Regenstein.  Mr. Regenstein has served as a director since October 1, 2007. Mr. Regenstein is also the President and Chief Financial Officer of Command Security Corporation. Trinad Capital Master Fund, Ltd. is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad Capital Master Fund, Ltd. Mr. Regenstein has over 30 years of experience including 25 years in operations and finance of contract services companies.  Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the company’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he was with Coopers & Lybrand in Washington, D.C. since 1978.  Mr. Regenstein currently sits on the boards of ProLink Holdings Corporation (PLKH), Mandalay Media, Inc. (MNDL), MPLC, Inc. (MPNC) and Command Security Corporation (MOC).  Mr. Regenstein is a Certified Public Accountant and received a B.S. in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

John Bendheim.   Mr. Bendheim has served as a director since June 2008. Mr. Bendheim is President of Bendheim Enterprises, Inc., a real estate investment holding company with operations located exclusively in California and Nevada. Mr. Bendheim has specialized in providing equity funding for real estate transactions. Previously, he was President of Benditel Incorporated (1988-1994) an apparel manufacturer based in Los Angeles, California. Mr. Bendheim has invested in real estate for his personal account since 1976 and has owned apartments, surgery centers, office buildings, condominiums, model homes, industrial buildings, recreational vehicle parks, and convenience centers.  Mr. Bendheim was the past Chairman of the Cedars-Sinai Board of Governors (2000-2002) and is the current chairman of the Los Angeles Sports & Entertainment Commission.  He is a member of the Board of Directors of the Brentwood School, California Republic Bank, Cedars-Sinai Medical Center, Lowenstein Foundation, Beverly Hills Chamber of Commerce, University Of Southern California Alumni Association Board of Governors, Cedars Sinai Medical Genetics Institute- Community Advisory Board,USC Marshall School Board of Leaders, Wallace Annenberg Center For the Performing Arts, Los Angeles Committee on Foreign Relations, and the Evergreen Community School.  Mr. Bendheim received B.S. degree in 1975 and an MBA in 1976 from the University of Southern California.

Drew Larner. Mr. Larner has served as a director since September 2008.  He is a Managing Director of Europlay Capital Advisors, a Los Angeles-based merchant bank and advisory firm specializing in media and technology companies.  Prior to Europlay, Mr. Larner spent over twelve years as an executive in the motion picture industry, most recently as Executive Vice-President at Spyglass Entertainment Group. In that role, he was involved in all operations of Spyglass with specific oversight of business development, international distribution and business and legal affairs.  Mr. Larner was responsible for managing the company’s output arrangements with the Walt Disney Company, Kirch Media, Canal Plus and Toho Towa (among others) as well as the equity investments of Disney, Svensk Filmindustri (a subsidiary of the Bonnier Group) and Lusomundo Audiovisuais (a subsidiary of Portuguese Telecom) in Spyglass. During Mr. Larner’s tenure at Spyglass, the company released over fifteen feature films including the blockbuster hit The Sixth Sense, as well as successes Seabiscuit, Bruce Almighty and The Recruit. Prior to Spyglass, Mr. Larner spent a total of five years at Morgan Creek Productions during which time he headed up the business and legal affairs department and then moved on to run Morgan Creek International, the company’s international distribution subsidiary.  In this period, Morgan Creek released over twenty feature films including hits Ace Ventura: Pet Detective, its sequel Ace Ventura: When Nature Calls, Robin Hood: Prince of Thieves and Last of the Mohicans.  Additionally, Mr. Larner spent two years as Vice President/Business Affairs at Twentieth Century Fox.  Mr. Larner began his career as an attorney in the Century City office of O’Melveny & Myers. Mr. Larner currently serves on the Board of Directors of Broadspring, an online search and advertising company. Mr. Larner received a B.A. from Wesleyan University, after which he earned a J.D. from Columbia Law School.

Moritz Seidel.  Mr. Seidel has served as a director since January 2009.  Since April 2007, Mr. Seidel has served as Managing Director of T7M7 Unternehmensaufbau GmbH, a small Venture Capital firm focused on early-stage investments in internet and gaming companies. He has also served as a Managing Director of Mybestbrands BmbH, an internet service company, since November 2008. In 1998 he founded Webfair AG, a company that provides software solutions to automotive manufacturers (OEMs) and became its Chief Executive Officer. Webfair´s software is used today by more than 50% of all automotive OEMs to monitor the status, bonus schemes and improvement processes of their dealer networks in Europe.  In March 2006, Webfair AG was acquired by Urban Science Inc., headquartered in Detroit, Michigan.  Mr. Seidel was responsible for the integration of Webfair AG within the international Urban Science organization and left the company in April 2007. From 1994 to 1997, Mr. Seidel was a consultant with Roland Berger & Partner, a management consulting firm of European origin. His focus was consumer goods, retail and internet. He is a member of the Entrepreneurs Organization (YEO and EO). Mr. Seidel graduated at the age of 23 from the University of Regensburg, Germany with a Diploma in Business Studies (Diplom Kaufmann) and went to school in Germany and United States.

Mark Seremet.   Mr. Seremet has served as a director since September 2008.  He has been Chief Executive Officer of Zoo Games since January 2009 and has served as President of Zoo Games since April 2007. For the past four years Mr. Seremet has been an active internet investor with investments in such sites as Wallstrip.com recently acquired by CBS. From 2005-2006 Mr. Seremet also served as CEO of Spreadshirt.com which he quickly grew to the number two provider of online, customized merchandise. Mr. Seremet is a co-founder of Take-Two Interactive Software, Inc. which he helped take public in 1997, and where he was President and Chief Operating Officer from 1993 to 1998. Additionally, he served as the Chief Operating Officer of Picis from 1998-2000, SA in Barcelona, Spain and orchestrated its registration for an initial public offering on the Nouveau Marche. Mr. Seremet is also the founder and Chief Executive Officer of Paragon Software, which was acquired in 1992 by MicroProse.  Mr. Seremet serves on the boards of Serklin, Inc. and Qoop, Inc. He was named Young Entrepreneur of the Year by the U.S. Small Business Administration in 1989 and received a B.S. in Business Computer Systems Analysis from Saint Vincent College.

David J. Fremed.  Mr. Fremed has been Chief Financial Officer of Zoo Games since August 2007. He is a broad-based financial executive with extensive experience in financial operations, budgeting and forecasting, and strategic planning. Prior to working at Zoo Games, he was Executive VP and Chief Financial Officer at Grand Toys International Limited (Nasdaq: GRIN ) where he helped grow the company from $10 million to $150 million in just two years. Mr. Fremed also spent four years at Atari, Inc. as Senior VP of Finance and Chief Financial Officer. During that time he was responsible for all financial functions including treasury, SEC reporting, and compliance. Prior to Atari, Mr. Fremed spent ten years at Marvel Enterprises, Inc. (MVL) and its predecessor in various financial capacities, including Chief Financial Officer. Mr. Fremed earned his MBA in Finance from New York University in 1987 and is a Certified Public Accountant.

Evan M. Gsell.  Mr. Gsell has been Chief Operating Officer and General Counsel of Zoo Games since May 2007. He joined Zoo Games from Atari, Inc. where he served as Vice President of Legal and Business Affairs for six years. Prior to Atari, he worked in various senior legal and business affairs and development positions at America Online’s Moviefone, Times Mirror’s Hollywood.com, and NBC Interactive. Mr. Gsell began his career as a patent litigator at Fish & Neave. He was also an associate at Frankfurt, Garbus, Klein & Selz, specializing in transactional and intellectual property law. Mr. Gsell received his J.D. from the New York University School of Law in 1989 where he was the winner of the American Jurisprudence Award for Patent Law. He is a 1986 graduate of Middlebury College.

David Rosenbaum.  Mr. Rosenbaum has been the President of Zoo Publishing since April 2009.  He has served in various capacities at Zoo Publishing since July 2006 including as Senior Vice President of Sales.  Mr. Rosenbaum served as the Sales Manager of Elmex Corporation, a western model company, from 1975 to 1980, and again from 1982 to 1983.  He served as the Sales Manager of General Toy Distribution, a toy distribution company, from 1979 to 1981.  Mr. Rosenbaum was also the Sales Manager of Kramer Brothers Distribution Company, a hobby distributor, from 1981 to 1982, and of Associated Independent Distributors from 1983 to 1989.  In 1989, Mr. Rosenbaum founded Jack of All Games, which he sold in 1998, but remained on as President through March 2006.  Mr. Rosenbaum received a B.A. from the University of Cincinnati in 1974.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during 2008, all filing requirements applicable to our current officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics.

Now that we are no longer a shell company, we intend to establish a code of ethics.

Committees of the Board of Directors.

Audit Committee.  The Audit Committee of the Company’s Board of Directors (the “Board”) consists of Messrs. Barry Regenstein (Chairman), John Bendheim and Drew Larner. Our Audit Committee held one meeting in 2008, since we became an operating company as a result of the merger with Zoo Games in September 2008.  The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Committee’s composition and meetings.

The Board has determined that each member of the audit committee is “independent,” as that term is defined under Rule 10A-3(b)(1) of the Securities and Exchange Act of 1934, as amended.

The Board has determined that Messrs. Barry Regenstein, John Bendheim and Drew Larner are “financial experts” serving on its Audit Committee, and are independent, as the SEC has defined that term under the applicable SEC rules.  Please see the biographical information for these individuals contained in the section above.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation paid or accrued during the last two fiscal years ended December 31, 2008 and 2007 to (i) our current Chief Executive Officer, and (ii) our two next most highly compensated executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards		All Other Compensation		Total

Robert S. Ellin, Chief Executive Officer of Zoo Entertainment	2008	0	0	275,000	(1)	0		0		275,000
	2007	0	0	0		0		0		0

Mark E. Seremet, Chief Executive Officer of Zoo Games	2008	260,222	0	25,000	(2)	510,164	(3)	7,200	(4)	802,586
	2007	126,202	0	71,788	(5)	0		40,484	(6)	238,474

David Rosenbaum,	2008	375,000	187,500	0		552,112	(7)	25,000	(8)	1,139,612
President of Zoo Publishing	2007	471,153	250,000	0		0		23,000	(8)	744,153

(1)	Mr. Ellin received 250,000 restricted shares of the Company’s common stock in June 2008 valued at $1.10 per share.
(2)	Mr. Seremet received 16,484 shares of the Company’s common stock in lieu of a cash bonus in 2008.
(3)	Mr. Seremet received 702,327 of the Company’s stock options at a value of $510,164 using the provisions of FAS 123R in 2008.
(4)	Includes a $600 monthly car allowance.
(5)
Represents 40,800 founder units issued in April 2007 and valued at $.197 per unit, and 5,000 incentive profit units issued in June 2007 and valued at $12.75 per unit. These values were determined using the provisions of FAS 123R for the fiscal year ended December 31, 2007.

(6)	Includes a $600 monthly car allowance, a $25,000 relocation payment and family medical benefits totaling $11,284.
(7)	Mr. Rosenbaum received 760,031 of the Company’s stock options at a value of $552,112 using the provisions of FAS 123R in 2008.
(8)	Consists of family medical benefits.

On January 14, 2009, Zoo Games entered into an employment agreement (the “Seremet Employment Agreement”) with Mark Seremet, a director of the Company and President of Zoo Games, pursuant to which Mr. Seremet also became Chief Executive Officer of Zoo Games.  The Seremet Employment Agreement is for a term of three years, at an initial base salary of $325,000 per year and provides for a bonus at the discretion of the Company’s Board.  The Seremet Employment Agreement is renewable automatically for successive one year periods unless either party gives written notice not to renew at least sixty days prior to the expiration of the initial term or any renewal terms.  The Company also granted Mr. Seremet an option to purchase 750,000 shares of the Company’s common stock, at an exercise price of $0.30 per share, pursuant to the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended.

On January 14, 2009, that certain Amended and Restated Employment Agreement, by and between Zoo Games and Mark Seremet, dated as of April 16, 2008, as subsequently amended on July 15, 2008 (the “Original Employment Agreement”), was terminated in connection with Zoo Games and Mark Seremet entering into the Seremet Employment Agreement.  Under the Original Employment Agreement, Mr. Seremet agreed to serve as President of Zoo Games. Mr. Seremet’s Original Employment Agreement provided for a term ending on April 30, 2011 with an annual base salary of $250,000 and a bonus based on a performance milestones as determined by the compensation committee of Zoo Games. The Original Employment Agreement was renewable automatically for successive one year periods unless either party gives written notice not to renew at least sixty days prior to the expiration of the initial term or any renewal terms. Mr. Seremet was entitled to receive a monthly car allowance of up to $600 per month and was entitled to participate in Zoo Games’s benefit plans in the same manner and at the same levels as Zoo Games makes such opportunities available to all of Zoo Games’s employees. If the Original Employment Agreement was terminated by Mr. Seremet for Good Reason (as defined in the Original Employment Agreement) or by Zoo Games without Cause (as defined in the Original Employment Agreement) then Mr. Seremet was entitled to receive (a) 1.5 times the sum of his then current base salary and bonus earned with respect to the employment year preceding the year in which he was terminated (the “Prior Bonus”), payable over eighteen months from the termination date, (b) payment of premiums for Mr. Seremet under Zoo Games’s health plans or materially similar benefits, (c) any earned but unpaid base salary or bonus, (d) any earned but unpaid performance bonus from the prior fiscal year and (e) acceleration of vesting of all outstanding stock options and restricted stock which have not vested as of the date of such termination, if any. If Mr. Seremet’s employment was terminated as the result of his death, his heirs will be entitled to receive (i) any earned but unpaid base salary or bonus, (ii) any earned but unpaid performance bonus from the prior fiscal year and (iii) acceleration of vesting of all outstanding stock options and restricted stock which have not vested as of the date of death, if any. Under the agreement, Mr. Seremet was subject to traditional non-competition and employee non-solicitation restrictions while he was employed by Zoo Games and for a period of one year after termination, except that if the agreement was not renewed at the end of a term, the one-year restricted period shall not apply unless Mr. Seremet is paid the sum of his then current base salary and Prior Bonus.

On January 1, 2008, Zoo Publishing entered into an employment agreement with David Rosenbaum, which was subsequently amended on July 1, 2008, pursuant to which he became Senior Vice President of Sales.  The term of the agreement is four years with an annual base salary of $375,000 for the first two years and $400,000 for the remaining years.  Mr. Rosenbaum is entitled to receive a bonus based on achieving certain predetermined goals.  If Mr. Rosenbaum’s employment is terminated by the Company without cause, severance must be paid according to the following:  if the termination is within the first twelve months of the employment agreement, Mr. Rosenbaum shall receive twenty-four months of compensation less the amount already paid; if the termination is after twelve months but before thirty-six months, Mr. Rosenbaum shall receive twelve months of severance pay; if the termination is after thirty-six months, Mr. Rosenbaum shall receive the remainder of pay due to him under the employment agreement.  In April 2009, Mr. Rosenbaum was appointed as President of Zoo Publishing.

Other than as described above, we have no plans or arrangements with respect to remuneration received or that may be received by our named executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END1

Stock Awards
Equity
	Option Awards							Incentive	Equity
			Equity					Plan	Incentive Plan
			Incentive					Awards:	Awards:
			Plan					Number of	Market or
			Awards:			Number	Market	Unearned	Payout Value
	Number of	Number of	Number of			of Shares	Value of	Shares,	of Unearned
	Securities	Securities	Securities			or Units	Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			of Stock	Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option		That	Stock That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price($)	Expiration Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)(1)
Robert S. Ellin	0	0	0	-	-	0	0	0	0
Mark Seremet	702,328	0	0	1.52	July 2013	0	0	0	0
	8,062	0	0	2.58	May 2013	0	0	0	0
David Rosenbaum	760,031	0	0	1.52	July 2013	0	0	0	0

1) On June 23, 2008, pursuant to its 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”), the Company issued an aggregate of 900,000 restricted shares of  common stock (the “Restricted Shares”) to certain employees, directors and consultants, which included 250,000 Restricted Shares issued to Robert S. Ellin. On June 27, 2008, pursuant to the 2007 Plan, the Company issued an aggregate of 75,000 Restricted Shares. The Restricted Shares were issued pursuant to the exemptions from registration afforded by Section 4(2) of the Securities Act. Prior to June 23, 2008, no securities had been issued by the Company pursuant to the 2007 Plan.  No other securities were issued during fiscal year 2008 pursuant to the 2007 Plan.

DIRECTOR COMPENSATION

The following table reflects the compensation paid to our current directors during the fiscal year ended December 31, 2008.

	Fees					Nonqualified
	Earned or				Non-Equity	Deferred
	Paid in	Stock		Option	Incentive Plan	Compensation	All Other
	Cash	Awards		Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)		($)	($)	($)	($)	($)
Jay Wolf	—	137,500	(1)	—	—	—	—	137,500
Barry Regenstein	—	55,000	(2)	—	—	—	—	55,000
John Bendheim	—	275,000	(3)	—	—	—	—	275,000

1) Consists of 125,000 restricted shares of common stock valued at $1.10 per share.
2) Consists of 50,000 restricted shares of common stock valued at $1.10 per share.
3) Consists of 250,000 restricted shares of common stock valued at $1.10 per share.

In October 2008, the Board approved the following compensation packages for the members of the Audit Committee and the Compensation Committee, to be implemented in 2009:

•	Audit Committee:
-
Chairman - $20,000 per year, plus non-qualified options to purchase 100,000 shares of the Company’s common stock, vesting over three years and in accordance with the terms set forth in the Company’s standard form of non-qualified stock option agreement.

-
Members - $5,000 per year, plus non-qualified options to purchase 25,000 shares of the Company’s common stock, vesting over three years and in accordance with the terms set forth in the Company’s  standard form of non-qualified stock option agreement.

•	Compensation Committee:
-
Chairman- $10,000 per year, plus non-qualified options to purchase 50,000 shares of the Company’s common stock, vesting over three years and in accordance with the terms set forth in the Company’s standard form of non-qualified stock option agreement.

-
Members - $5,000 per year, plus non-qualified options to purchase 25,000 shares of the Company’s common stock, vesting over three years and in accordance with the terms set forth in the Company’s standard form of non-qualified stock option agreement.

No cash compensation was paid, and no stock options were issued, to any directors during 2008 in connection with the compensation packages described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 10, 2009, by (i) each of our Chief Executive Officer and our two most highly compensated executive officers as of December 31, 2008, who are referred to as named executive officers, (ii) each of our directors, (iii) all persons, including groups, known to us to own beneficially more than five percent (5%) of our outstanding common stock, and (iv) all current executive officers and directors as a group. As of April 10, 2009 there were a total of 38,243,937 shares of our common stock outstanding.

Name and Address of Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Voting Power
5% Stockholders
Trinad Capital Master Fund, Ltd (TCMF) (2)	9,551,908	25.0
Susan Kain-Jurgensen, former President of Zoo Publishing, Inc. (3)	3,356,507	8.8
S.A.C. Venture Investments, LLC (4)	3,125,979	7.8
Peter Brant (5)	2,117,631	5.5
Harris Toibb (6)	3,895,491	9.7
Directors and named executive officers:
Robert S. Ellin (7)	10,483,726	26.9
Jay A. Wolf (8)	10,358,726	26.6
Barry I. Regenstein (9) (12)	50,000	*
John Bendheim (10) (12)	250,000	*
Drew Larner (12)	0	*
Moritz Seidel (11)(12)	27,932	*
Mark Seremet (13)	1,370,887	3.5
David Rosenbaum (14)	906,880	2.3
All current directors and executive officers as a group (eleven persons) (15)	13,560,523	33.5

*Less than one percent.

(1) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of April 10, 2009, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Consists of 9,551,908 shares of common stock held by Trinad Capital Master Fund, Ltd. (“TCMF”). The address of TCMF is 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

(3) The address of Ms. Kain-Jurgensen is 4 Oak Ridge Lane, Sewell, New Jersey 08080.

(4) The amount includes 1,791,557 shares of common stock underlying immediately exercisable warrants. Steven A. Cohen controls S.A.C. Venture Investments, LLC. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, Mr. Cohen may be deemed to own beneficially the warrants and the shares of common stock shown to be owned by S.A.C. Venture Investments, LLC. Mr. Cohen disclaims beneficial ownership of any of these securities, except to the extent of his pecuniary interest therein. The address for S.A.C. Venture Investments, LLC is c/o S.A.C. Capital Advisors, LLC, 72 Cummings Point Road, Stamford, CT 06902.

(5) The amount include  37,246 shares of common stock underlying immediately exercisable warrants and 32,258 shares of common stock options. The amount does not include 189,692 shares of common stock and warrants to purchase 47,421 shares of common stock held by The Bear Island Paper Company LLC Thrift Plan-Aggressive Growth Fund, of which Mr. Brant is the economic beneficiary but does not have sole investment or dispositive power and such actions require the approval of two of the three trustees of the Plan of which Mr. Brant is one trustee. The address for Peter Brant is c/o Brant Industries, Inc., 80 Fieldpoint Road Greenwich, CT 06830.

(6) Consists of 1,800,768 shares of common stock and immediately exercisable warrants to purchase 2,094,723 shares of common stock. The address of Harris Toibb is 6355 Topenga Boulevard, Suite 335, Woodland hills, CA 91367.

(7) Consists of 9,551,908 shares of common stock held by TCMF, 681,818 shares of common stock underlying immediately exercisable warrants held by Trinad Management, LLC, and 250,000 shares of restricted stock held by Mr. Ellin. Robert Ellin and Jay Wolf, two of our directors and executive officers, are the managing members of Trinad Management, LLC which serves as the investment advisor to TCMF. As a result, each may be deemed indirectly to beneficially own an aggregate of 9,551,908 shares of common stock. Mr. Ellin disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Trinad Management, LLC is an affiliate of, and provides investment management services to, TCMF. The address of TCMF is 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

(8) Consists of 9,551,908 shares of common stock held by TCMF, 681,818 shares of common stock underlying immediately exercisable warrants held by Trinad Management, LLC and 125,000 shares of restricted stock held by Mr. Wolf. Robert Ellin and Jay Wolf, two of our directors and executive officers, are the managing members of Trinad Management, LLC which serves as the investment advisor to TCMF. As a result, each may be deemed indirectly to beneficially own an aggregate of 9,551,908 shares of common stock. Mr. Wolf disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.  Trinad Management is an affiliate of, and provides investment management services to, TCMF. The address of TCMF is 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

(9) Consists of 50,000 shares of restricted stock.

(10) Consists of 250,000 shares of restricted stock.

(11) Consists of 27,932 shares of common stock held by T7M7 Unternehmensaufbau GmbH.  Mr. Seidel is the Managing Director of T7M7 Unternehmensaufbau GmbH, and as a result, may be deemed to indirectly beneficially own an aggregate of 27,932 shares of common stock.  Mr. Seidel disclaims beneficial ownership of these securities.  The address of T7M7 Unternehmensaufbau GmbH is Occam-Strasse 4, Rueckgebauede, 80802, Muenchen, Germany.

(12) The address of each of these persons is c/o Zoo Entertainment, Inc., 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

(13) Consists of 645,825 shares of common stock, and immediately exercisable warrants to purchase 5,893 shares of common stock for a purchase price of $2.13 and immediately exercisable warrants to purchase 8,779 shares of common stock for a purchase price of $2.84. It also includes non-qualified stock options to purchase up to 702,328 shares of common stock for a purchase price of $1.52 per share and non-qualified stock options to purchase up to 8,062 shares of common stock for a purchase price of $2.58 per share, in each case which are fully vested and immediately exercisable.  This does not include non-qualified stock options to purchase up to 750,000 shares of common stock for a purchase price of $0.30 per share that are not vested and not exercisable within the next sixty days.  The address of Mark Seremet is c/o Zoo Games, Inc., 770 Broadway, Suite 215, New York, NY 10003.

(14) Consists of 117,478 shares of common stock, and immediately exercisable warrants to purchase 29,371 shares of common stock for a purchase price of $2.13. It also includes non-qualified stock options to purchase up to 760,031 shares for a purchase price of $1.52 per share which are fully vested and immediately exercisable.  The address for Mr. Rosenbaum is c/o Zoo Publishing, Inc., 3805 Edwards Road, Suite 605, Cincinnati, OH 45209.

(15) Includes warrants to purchase 725,861 shares of common stock and options to purchase 1,516,220 shares of common stock.

Equity Compensation Plan Information

The following table reflects the indicated information as of the last day of our fiscal year ended December 31, 2008.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by Zoo security holders	0	*	$0	25,000

Equity compensation plans approved by Zoo Games security holders	2,336,552		$1.76	0

Equity compensation plans not approved by security holders	0		0	0

Total	2,336,552		$1.76	25,000
* This number does not include an aggregate of 900,000 restricted shares of our common stock that we issued on June 23, 2008, and an aggregate of 75,000 restricted shares of our common stock that we issued on June 27, 2008, at a purchase price of $0.001 per share to certain employees, directors and consultants, pursuant to our 2007 Employee, Director and Consultant Stock Plan (the "2007 Plan").

On January 14, 2009, the 2007 Plan was amended to increase the aggregate number of shares of common stock that may be issued under the plan from 1,000,000 shares to 4,000,000 shares, and to increase the maximum number of shares with respect to which stock rights may be granted to any participant in any fiscal year from 250,000 shares to 750,000 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Zoo Entertainment

On July 7, 2008, the Company entered into a Note Purchase Agreement with TCMF and the purchasers set forth on the schedule thereto (collectively, the “Purchasers”), as subsequently amended on July 15, 2008, July 31, 2008 and August 15, 2008 (the “Note Purchase Agreement”), pursuant to which the Purchasers agreed to provide a loan to the Company in the aggregate principal amount of $9,000,000, in consideration for the issuance and delivery of senior secured convertible promissory notes (the “Notes”). As partial inducement to purchase the Notes, the Company issued to the Purchasers warrants to purchase common stock of the Company (the “Warrants,” and together with the issuance of the Notes, the “Financing”). The offering period of the Financing closed on August 15, 2008.

Pursuant to the Note Purchase Agreement on July 7, 2008, the Company issued to TCMF, a principal stockholder of the Company of which Robert Ellin, our Chief Executive Officer and a director, and Jay Wolf, our Secretary and a director, are the managing directors, a Note in the aggregate principal amount of $2,500,000. The Note bears an interest rate of five percent (5%) for the time period beginning on July 7, 2008 and ending on July 7, 2009, unless extended. Upon the occurrence of an investor sale, as defined in the Note, the entire outstanding principal amount of the Note and any accrued interest thereon will be automatically converted into shares of common stock of the Company. In connection with the Note Purchase Agreement, the Company issued to TCMF a Warrant to purchase 2,272,727 shares of common stock of the Company. The Warrant has a five year term and an exercise price of $0.01 per share. On July 30, 2008, TCMF exercised its Warrant to purchase 2,272,727 shares of common stock of the Company.  As of April 30, 2009, $2,602,000 of principal plus accrued interest was outstanding on the Note issued to TCMF, and no payments of principal or interest have been made.

In connection with an amendment to the Management Agreement, as described below, the Company issued to Trinad Management, LLC, an affiliate of TCMF (“Trinad”) a Note in the principal amount of $750,000 and a Warrant to purchase 681,818 shares of the Company’s common stock, on the same terms and conditions as the Notes and Warrants issued in the financing.  As of April 30, 2009, $781,000 of principal plus accrued interest was outstanding on the Note issued to Trinad, and no payments of principal or interest have been made.

Pursuant to a Security Agreement, by and among the Company and the Purchasers, dated as of July 7, 2008 (the “Security Agreement”), the Company granted a security interest in all of its assets to each of the Purchasers to secure the Company’s obligations under the Notes. Additionally, on July 7, 2008, Trinad executed a joinder to the Security Agreement.

On July 31, 2008, TCMF executed a counterpart signature page to the Note Purchase Agreement, pursuant to which the Company issued to TCMF a Note in the principal amount of $1,500,000. As partial inducement to purchase the Note, TCMF received a Warrant to purchase 1,363,636 shares of common stock of the Company. The Note and Warrant issued to TCMF were issued on the same terms and conditions as the Notes and Warrants that were issued in the initial closing of the Financing. On August 1, 2008, TCMF exercised its Warrant to purchase 1,363,636 shares of common stock of the Company.  As of April 30, 2009, $1,556,000 of principal plus accrued interest was outstanding on the Note issued to TCMF, and no payments of principal or interest have been made.

On September 26, 2008, the Company entered into a note purchase agreement with TCMF and the purchasers set forth on the schedule thereto, pursuant to which the purchasers agreed to provide a loan to the Company in the aggregate principal amount of up to $5,000,000 (the “Second Financing).  Pursuant to the note purchase agreement, the Company issued to TCMF a Note in the principal amount of $500,000. As partial inducement to purchase the Note, TCMF received a Warrant to purchase 454,545 shares of common stock of the Company. The Note and Warrant issued to TCMF in the Second Financing were issued on the same terms and conditions as the Notes and Warrants that were issued in the initial closing of the Financing. On September 26, 2008, TCMF exercised its Warrant to purchase 454,545 shares of common stock of the Company.  As of April 30, 2009, $515,000 of principal plus accrued interest was outstanding on the Note issued to TCMF, and no payments of principal or interest have been made.  On September 26, 2008, pursuant to a Security Agreement, by and among the Company, TCMF and the purchasers set forth therein, the Company granted a security interest in all of its assets to TCMF and the other purchasers to secure the Company’s obligations under the Notes issued in the Second Financing.

On October 24, 2007, the Company executed a loan agreement, as subsequently amended on November 21, 2007 and April 18, 2008 (the "Loan Agreement") with TCMF, whereby TCMF agreed to loan to the Company a principal amount of up to $500,000 (the “Loan”) and to increase the entire outstanding principal amount of the Loan and any accrued interest thereon, which was to be due and payable by the Company upon, and not prior to, a Next Financing (as defined in the Loan Agreement), to an amount of not less than $750,000. On July 7, 2008, pursuant to a further amendment to the Loan Agreement and in consideration of TCFM’s participation in the Financing and receipt of the Notes and Warrants issued thereunder, the Loan Agreement automatically terminated upon the initial closing of the Financing, and the loan thereunder, in the principal amount of $360,000, plus any accrued interest, was cancelled and extinguished with no obligation or liability of the Company.

On October 24, 2007, the Company entered into a Management Agreement (the “Management Agreement”) with Trinad, an affiliate of TCMF. Pursuant to the terms of the Management Agreement, Trinad agreed to provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. The Company agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. The fees incurred for the year ended December 31, 2007 were waived by Trinad. The Management Agreement was terminable by either party upon written notice, subject to a termination fee of $1,000,000 upon termination by the Company. On July 7, 2008, the Company and Trinad amended the Management Agreement to provide that it automatically terminated upon the initial closing of the Financing, in which such case the termination fee was reduced to $750,000. The Management Agreement, as amended, also provided that the Company may satisfy the payment of such termination fee by delivery to Trinad of Notes in the aggregate amount of $750,000 and a Warrant to purchase 618,818 shares of common stock of the Company, such Notes and Warrants to be on the same terms of the Notes and Warrants sold and issued by the Company to the purchasers in the Financing. The Management Agreement automatically terminated upon the initial closing of the Financing on July 7, 2008. In accordance with the terms of Amendment No. 1 to the Management Agreement, the termination fee was reduced from $1,000,000 to $750,000, which the Company satisfied by delivery to Trinad of Notes in the principal amount of $750,000 and 681,818 Warrants to purchase common stock of the Company.

In addition, TCMF beneficially owns 9,551,908 shares of common stock of the Company and shares of common stock of the Company issuable upon conversion of senior secured convertible notes in the aggregate principal amount of $4,500,000. Trinad owns warrants to purchase 681,818 shares of common stock of the Company and shares of common stock of the Company issuable upon conversion of senior secured convertible notes held by Trinad in the aggregate principal amount of $750,000. Robert Ellin and Jay Wolf are the managing members of Trinad.

Our Board currently consists of seven members. They are Robert Ellin, Jay Wolf, Barry Regenstein, John Bendheim, Drew Larner, Moritz Seidel and Mark Seremet. Messrs. Regenstein, Bendheim, Larner and Seidel are independent directors. We have determined their independence using the definition of independence set forth in NASDAQ Marketplace Rule 4200.

Zoo Games

Zoo Games engages in various business relationships with its shareholders and officers and their related entities. The significant relationships are as follows:

Lease of Premises

Zoo Games leased its office space in New York, New York from 575 Broadway Associates, LLC a company owned principally by Peter M. Brant, a former member of the board of directors of Zoo Games and one of the Company’s principal stockholders. Zoo Games leased 5,000 square feet at this location for a monthly rent of $23,750 from April 2007 to October 2008. Zoo Games has paid rent in the amount of $183,000 for 2007 and $234,000 during 2008. Zoo Games believes that the rent and lease terms are at market and are no more favorable to the landlord than comparable leases that could be obtained under an independent third party arrangement.

Transactions

Mark Seremet, President of Zoo Games, received $549,000 in connection with the sale of a portion of his shares in Cyoob, Inc to Zoo Games. The agreement entitled Mr. Seremet to receive an additional $549,000 from Zoo Games for such shares; however this debt was converted to an aggregate of 257,052 shares of common stock of the Company.

In connection with Zoo Publishing’s factoring facility with Working Capital Solutions, Inc., in August 2008, Mr. Seremet provided Working Capital Solutions with a personal validity guarantee pursuant to which Mr. Seremet made certain representations and warranties on behalf of Zoo Publishing and agreed to be personally liable for a breach of those representations and warranties. The Company granted Mr. Seremet a fully vested non-qualified stock option to purchase up to 702,327 shares of common stock of the Company for an exercise price of $1.52 per share in consideration for Mr. Seremet’s provision of such guaranty.

From October 2007 to December 2007, Zoo Games issued an aggregate of $2,800,000 in 12% convertible notes in its bridge financing (the “Bridge Financing”). The principal outstanding amounts under the notes issued in the Bridge Financing, and the accrued interest, were to be automatically converted into equity at the first closing of an equity financing (the “Equity Financing”) in which Zoo Games raised at least $15,000,000 inclusive of the amounts converted from the Bridge Financing, at a value of 75% of the average price at which the equity securities were sold in the Equity Financing. In connection with the conversion of the convertible notes into equity, participants in the Bridge Financing were given the right to receive warrants in the Equity Financing to purchase Zoo Games’ common units for a purchase price equal to 75% of the exercise price of the warrants issued in the Equity Financing. Mr. Seremet, Zoo Games’ Chief Executive Officer invested $50,000 in the Bridge Financing. Mr. Peter Brant, a former director of Zoo Games and a principal stockholder of the Company and an entity related to Mr. Brant invested an aggregate of $714,583 in the Bridge Financing. Of that amount, convertible notes in the amount of $114,583 were issued to Mr. Brant in exchange for rent payments due to 575 Broadway Associates.

From December 2007 through May 2008, prior to its conversion from a limited liability company to a corporation, Zoo Games issued common shares and warrants to purchase common shares in an Equity Financing pursuant to which Zoo Games raised an aggregate of $16,400,000, inclusive of the convertible notes which were automatically converted into the securities issued in the Equity Financing, as described above. Mr. Seremet’s convertible note was converted into 23,570 common shares and warrants to purchase up to 5,893 common shares for an exercise price of $2.13 per share. In addition, Mr. Seremet invested        $100,000 in the Equity Financing in exchange for 35,116 common shares and warrants to purchase up to 8,779 common shares for an exercise price of $2.84 per unit. The convertible notes of Mr. Brant and his related entities were converted into an aggregate of 338,676 common shares and warrants to purchase up to 84,666 shares for an exercise price of $2.13 per share. S.A.C. Venture Investments, LLC a principal stockholder of the Company, invested an aggregate of $1,250,000 in exchange for an aggregate of 438,955 common shares and warrants to purchase an aggregate of 109,739 common shares for an exercise price of $2.84 per share. Mr. Harris Toibb, a principal stockholder of the Company, and entities related to Mr. Toibb invested an aggregate of $3,150,000 in exchange for an aggregate of 1,106,166 common shares and warrants to purchase an aggregate of 276,541 common shares for an exercise price of $2.84 per share.  Mr. Toibb also provided various consulting services to the Company in connection with the restructuring of Zoo Games’ indebtedness and certain other strategic matters. In connection with the provision of those services, in July 2008 the Company issued 702,440 shares of its common stock to Mr. Toibb.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services related to the audits and reviews of our interim and annual financial statements and other audit related services for the years ended December 31, 2008 and 2007:

	2008	2007
Audit fees:(1)	$199,000	$41,500
Audit related fees:(2)	0	0
Tax fees:(3)	0	0
All other fees:(4)	0	0

Total	$199,000	$41,500

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Board has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board for approval.

1.   Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards. For 2008, $175,000 was for services performed by Amper, Politziner & Mattia, LLP, and $24,000 was for services perfomed by Raich Ende Malter & Co. LLP. For 2007, all services were performed by Rothstein Kass & Company, P.C.

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

Prior to engagement, the Audit Committee of the Board pre-approves these services by category of service. The fees are budgeted and the Audit Committee of the Board requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee of the Board requires specific pre-approval before engaging the independent auditor.

Effective as of October 30, 2008, we dismissed Raich Ende Malter & Co. LLP as our independent public accounting firm and retained Amper, Politziner & Mattia, LLP for all audit and audit-related services during 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements.

The financial statements required by Item 15 were included in the Original Filing.

(2) Financial Statement Schedules.

Those financial statement schedules required by Item 15 have either been omitted because of the absence of conditions under which they are required or were included in the Original Filing.

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

10.60
Exchange Agreement, by and among Zoo Games, Supervillian Studios, LLC, TSC Games, Inc. and Stephen Ganem, Timothy Campbell and Chris Rausch, dated as of September 16, 2008 (incorporated by reference to that Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009).

10.61
Amendment Number One to the October 24, 2008 Sales Agreement, by and between Zoo Publishing, Inc. and Atari, Inc., effective as of April 1, 2009 (incorporated by reference to that Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009).

16.1
Letter from Rothstein, Kass & Company, P.C., dated as of April 21, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2008).

16.2
Letter from Raich Ende Malter & Co. LLP., dated as of November 4, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2008).

21.1	Subsidiaries of Zoo Entertainment, Inc (incorporated by reference to that Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009).

31.1	Certification of Robert S. Ellin, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Charles Bentz, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

* Management compensation agreements
**Confidential treatment as to certain portions requested
† Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOO ENTERTAINMENT, INC.

Date: April 30, 2009	By:	/s/ Charles Bentz
Charles Bentz, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Robert S. Ellin	Chief Executive Officer
	Robert S. Ellin	(principal executive officer) and Director	April 30, 2009

By:	/s/ Charles Bentz	Chief Financial Officer
	Charles Bentz	(principal financial officer)	April 30, 2009

By:	/s/ Jay A. Wolf	Secretary, Director	April 30, 2009
Jay A. Wolf

By:	/s/ Mark Seremet	Director	April 30, 2009
Mark Seremet

By:	/s/ Barry Regenstein	Director	April 30, 2009
Barry Regenstein

By:	/s/ John Bendheim	Director	April 30, 2009
John Bendheim

By:	/s/ Drew Larner	Director	April 30, 2009
Drew Larner

By:	/s/ Moritz Seidel	Director	April 30, 2009
Moritz Seidel