Form 10-Q
period 2009-03-31
Zoo Entertainment, Inc
filed 2009-05-20
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________
Commission file number   333-124829

ZOO ENTERTAINMENT, INC.
(Exact name of Registrant as Specified in Its Charter)
Delaware	71-1033391
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

2121 Avenue of the Stars, Suite 2550, Los Angeles, CA	90067
(Address of Principal Executive Offices)	(Zip Code)

(310) 601-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

As of May 14, 2009, there were 38,243,937 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

ZOO ENTERTAINMENT, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in $000s except share and per share amounts)

	March 31, 2009	December 31, 2008 *
	(unaudited)
ASSETS
Current Assets

Cash	$468	$849
Accounts receivable, net of allowances for returns and discounts of $915 and $1,160	1,296	1,832
Inventory	2,144	3,120
Prepaid expenses and other current assets	2,290	2,124
Product development costs, net	5,709	5,338
Deferred tax asset	581	688
Total Current Assets	12,488	13,951

Fixed assets, net	194	214

Goodwill	14,704	14,704
Intangible assets, net	14,335	14,747
Total Assets	$41,721	$43,616

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$6,435	$5,709
Financing arrangements	-	849
Accrued expenses and other current liabilities	4,170	5,167
Notes payable, net of discount of $94 and $145 - current portion	1,738	1,803
Convertible notes payable, net of discount of $878 and $1,576	10,272	9,574
Total Current Liabilities	22,615	23,102

Notes payable, net of discount of $797 and $885 - non current portion	1,852	1,772
Deferred tax liability	581	688
Other long-term liabilities	620	620

Total Liabilities	25,668	26,182

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 75,000,000 shares authorized, 38,243,937 issued and outstanding	38	38
Additional Paid-in-capital	52,714	52,692
Accumulated deficit	(33,343)	(31,940)
Treasury Stock, at cost 2,237,376 shares	(3,356)	(3,356)
Total Stockholders' Equity	16,053	17,434
Total Liabilities and Stockholders' Equity	$41,721	$43,616

*  Derived from audited financials

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(in $000s except per share amounts)

	Three Months Ended March 31,
	2009	2008

Revenue	$13,884	$9,029

Cost of goods sold	11,483	8,807

Gross profit	2,401	222

Operating expenses:

General and administrative expenses	1,394	1,119
Selling and marketing expenses	863	864
Research and development expenses	80	894
Depreciation and amortization	434	448

Total Operating expenses	2,771	3,325

Loss from operations	(370)	(3,103)

Interest expense, net	(1,033)	(387)

Loss from continuing operations before income tax benefit	(1,403)	(3,490)

Income tax benefit	-	-

Loss from continuing operations	(1,403)	(3,490)

Loss from discontinued operations	-	(687)

Net loss	$(1,403)	$(4,177)

Loss per share - basic and diluted:

Continuing operations	$(0.04)	$(0.21)

Discontinued operations	-	(0.04)

Net loss	$(0.04)	$(0.26)

Weighted average shares outstanding - basic and diluted	38,243,937	16,314,950

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flow
For the Three Months Ended March 31, 2009 and March 31, 2008
(in $000s)

	Three Months Ended March 31,
	2009	2008
Operating Activities:

Net loss	$(1,403)	$(4,177)
Loss from discontinued operations	-	(687)
Net loss from continuing operations	(1,403)	(3,490)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	434	448
Amortization of deferred debt discount	858	304
Stock-based compensation	22	140
Other changes in assets and liabilities, net	559	(2,032)

Net cash provided by (used in) continuing operations	470	(4,630)

Net cash used in discontinued operations	-	(28)

Net cash provided by (used in) operating activities	470	(4,658)

Investing activities:

Purchases of fixed assets	(2)	(39)

Financing activities:

Proceeds from sale of equity securities	-	4,635
Net (repayments) borrowings in connection with financing facilities	(849)	69

Net cash (used in) provided by financing activities	(849)	4,704

(Decrease) increase in cash	(381)	7

Cash at beginning of period	849	137

Cash at end of period	$468	$144

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 2009
(in 000s)

	Preferred Stock		Common Stock		Additional		Treasury Stock
	Shares	Par value	Shares	Par Value	Paid-in- Capital	Accumulated Deficit	Shares	Cost	Total

Balance December 31, 2008	-	-	38,244	38	52,692	(31,940)	2,237	(3,356)	17,434

Stock-based compensation			-	-	22				22
Net loss						(1,403)			(1,403)

Balance March 31, 2009	-	$-	38,244	$38	$52,714	$(33,343)	2,237	$(3,356)	$16,053

See accompanying notes to condensed consolidated financial statements

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF ORGANIZATION AND REVERSE MERGER

Zoo Entertainment, Inc., (“Zoo” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc.  On December 20, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001, per share, and 5,000,000 shares of preferred stock, par value $0.001, per share. No terms have been established for the preferred stock. The Company was engaged in acquiring and exploring mineral properties until September 30, 2007 when this activity was abandoned.  The Company had been inactive until July 7, 2008 when the Company entered into an Agreement and Plan of Merger, as subsequently amended on September 12. 2008 with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Zoo Games, Inc. (“Zoo Games”) (formerly known as Green Screen Interactive Software, Inc.) and a stockholder representative, pursuant to which Merger Sub would merge with and into Zoo Games, with Zoo Games as the surviving corporation through an exchange of common stock of Zoo Games for common stock of the Company (the “Merger”). On December 3, 2008, Driftwood Ventures, Inc. changed its name to Zoo Entertainment, Inc.

On September 12, 2008, upon the completion of the Merger, each outstanding share of Zoo Games common stock, $0.001 par value per share (the “Zoo Games Common Stock”) on a fully-converted basis, converted automatically into and became exchangeable for shares of the Company’s common stock, $0.001 par value per share based on an exchange ratio equal to 7.023274. In addition, by virtue of the Merger, each of the 334,983 options to purchase shares of Zoo Games Common Stock (the “Zoo Games Options”) outstanding under Zoo Games’ 2008 Long-Term Incentive Plan were assumed by the Company, subject to the same terms and conditions as were applicable under such plan immediately prior to the Merger, and converted into 243,040 options to purchase shares of the Company’s common stock at an exercise price of $2.58 per share, 421,396 options to purchase shares of the Company’s common stock at an exercise price of $2.25 per share and 1,688,240 options to purchase shares of the Company’s common stock at an exercise price of $1.52 per share. The 246,243 warrants to purchase shares of Zoo Games Common Stock outstanding at the time of the Merger (the “Zoo Games Warrants”) were assumed by the Company and converted into 1,411,186 warrants to acquire shares of the Company’s common stock at an exercise price of $2.84 and 318,246 warrants to acquire shares of the Company’s common stock at an exercise price of $2.13 per share. The merger consideration consisted of (i) 26,098,303 shares of the Company’s common stock, (ii) the reservation of 2,352,677 shares of the Company’s common stock that are required for the assumption of the Zoo Games Options and (iii) the reservation of 1,729,432 shares of the Company’s common stock that are required for the assumption of the Zoo Games Warrants.

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

Zoo Games, a Delaware corporation, is a New York City-based developer, publisher and distributor of interactive entertainment software for use on all major platforms including Nintendo’s Wii and DS, Sony’s PSP and PlayStation 3, Microsoft’s Xbox 360, and personal computers (PCs). Zoo Games sells primarily to major retail chains and video game distributors. Zoo Games began business in March 2007, acquired the assets of Supervillain Studios, Inc. (“SVS”) on June 13, 2007, acquired the stock of Zoo Publishing, Inc. (“Zoo Publishing”) on December 18, 2007 and acquired the stock of Zoo Digital Publishing Limited (“Zoo Digital”) on April 4, 2008. The consolidated financial statements include the results of their operations from their respective acquisition dates. We also acquired an interest in Cyoob, Inc., also known as Repliqa (“Repliqa”), on June 28, 2007. During January 2008, Zoo Games’ board of directors made a determination to discontinue its involvement with the operations of Repliqa. During September 2008, Zoo Games sold SVS back to its original owners.  In November 2008, Zoo Games sold Zoo Digital back to its original owners.  Repliqa, SVS and Zoo Digital have been reflected as discontinued operations for all periods presented.

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

2. GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $33.3 million and a working capital deficiency of approximately $10.1 million at March 31, 2009. For the three months ended March 31, 2009 the Company generated $470,000 of cash flow from operations, but for the year ended December 31, 2008, the Company generated negative cash flows from operations of approximately $12.1 million. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. In addition, the Company has various notes maturing between July and September 2009 with a total face value of approximately $12.3 million.  The Company has been in discussions with the debt holders to either convert a portion or the entirety of the debt to equity or extend or amend the terms of the debt.   Its ability to continue as a going concern is dependent upon the ability of the Company to generate cash flow from operations sufficient to maintain its daily business activities as well as acquiring financing from outside sources through the sale of equity or debt instruments as well as restructuring its maturing note obligations. While management has plans to seek financing through additional sales of such instruments, there is no assurance that such financing can be obtained. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary as a result of this uncertainty.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements.  The financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in the Company’s Form 10-K Annual Report for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 15, 2009.  The results for the three months ended March 31, 2009 might not be indicative of the results for the full year or any future period.

The condensed consolidated financial statements of the Company include the accounts of Zoo Games and its wholly and majority owned subsidiaries, Supervillain Studios LLC, Zoo Publishing, Zoo Digital Publishing Limited and Repliqa during the periods that each subsidiary was directly or indirectly owned by Zoo Games. All intercompany accounts and transactions are eliminated in consolidation.

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

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. In October 2008, we entered into an agreement with Atari, Inc. where sales from October 24, 2008 through March 31, 2009 for all customers that Atari deemed acceptable would be through Atari and Atari would prepay us for the cost of goods and they would bear the credit risk from the ultimate customer.  This agreement was subsequently amended twice to include sales through May 31, 2009. As of March 31, 2009, Atari had prepaid us approximately $727,000 which is included in customer advances in the accrued expenses and other current liabilities in the condensed consolidated balance sheet and the receivable due from Atari was approximately $1.3 million, before allowances, which is included in accounts receivable in the condensed consolidated balance sheet.  Our five largest ultimate customers for the three months ended March 31, 2009 accounted for approximately 85% of the gross revenue for the period.  We believe that the receivable balances from Atari and our ultimate customers do not represent a significant credit risk based on past collection experience. There were no receivables from our factor included in our gross accounts receivable as of March 31, 2009 and December 31, 2008. We regularly review our outstanding receivables for potential bad debts and have had no history of significant write-offs due to bad debts.

Inventory

Inventory, primarily consisting of finished goods, is stated at the lower of actual cost or market. We periodically evaluate the carrying value of our inventory and make adjustments as necessary. Estimated product returns are included in the inventory balances and also recorded at the lower of actual cost or market.

Product Development Costs

We utilized both internal development teams and third party product developers to develop the titles we publish.

We capitalized internal product development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third party production and other content costs, subsequent to establishing technological feasibility of a title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Amortization of such capitalized costs is recorded on a title-by-title basis in cost of goods sold using the proportion of current year revenues to the total revenues expected to be recorded over the life of the title.  With the sale of SVS in September 2008, we no longer have any internal development studios.

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

Prior to establishing technological feasibility, we expense research and development costs as incurred. During the three months ended March 31, 2009 and 2008, we wrote-off $80,000 and $894,000, respectively, of expense relating to costs incurred for the development of games that were abandoned during those periods.  Those costs are included in the Statement of Operations under research and development expenses.

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

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangibles.”  Under this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows.  We will perform tests of impairment in the fourth quarter of each fiscal year or earlier if indicators of impairment exist.  We determine the fair value of each reporting unit using a discounted cash flow analysis and compare such values to the respective reporting unit's carrying amount.

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

Equity-based Compensation

We issued options to purchase shares of common stock of the Company to certain management and employees during 2009 and 2008. In accordance with SFAS 123(R), Share-Based Payment, we record compensation expense over the requisite service period based on their relative fair values.

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

	For the Three Months
	Ended March 31,
	2009	2008

Risk-free interest rate	1.36%	3.45%
Expected stock price volatility	70.0%	45.0%
Expected term until exercise (years)	5	5
Dividends	None	None

For the three months ended March 31, 2009 and 2008, we estimated the implied volatility for publicly traded options on our common shares as the expected volatility assumption required in the Black-Scholes option-pricing model.  The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and our assessment that implied volatility is more representative of future stock price trends than historical volatility.

Earnings (Loss) per Share

Basic earnings (loss) per share ("EPS") is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period. Since the inclusion of the 6,502,159 warrants and 3,086,552 options outstanding as of March 31, 2009 and the 1,414,316 warrants and 243,040 options outstanding as of March 31, 2008 are anti-dilutive because of losses, the dilutive loss per share is the same as the basic loss per share.

Income Taxes

Zoo Games was a limited liability company from inception until May 16, 2008, when we converted to a corporation. As a limited liability company, we were not required to provide for any corporate tax. The loss from the Company’s operations was passed to the unit holders via Form K-1 and the unit holders are responsible for any resulting taxes. One of our subsidiaries, Zoo Publishing, was not a limited liability company and we therefore were required to record a corporate tax provision upon the acquisition of Zoo Publishing.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which is an amendment of Accounting Research Bulletin No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R has not had a significant impact on our results of operations or financial position.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 15” (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS No. 157, “ Fair Value Measurements ”, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. The adoption of FSP FAS 157-2 did not have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a significant impact on our results of operations and financial position.

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

On May 9, 2008, the FASB issued Staff Position ("FSP") APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)” (“FSP APB 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-l did not have a significant impact on our results of operations or financial position.

Effective January 1, 2009, the Company adopted EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF Issue No. 07-05”). EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133. The adoption of EITF Issue No. 07-05 did not have a significant impact on our results of operations or financial position.

4. DISCONTINUED OPERATIONS

The loss from discontinued operations for the three months ended March 31, 2008 is summarized as follows:
(amounts in $000s)
Supervillain	$(419)
Repliqa	(194)
On-line concept	(74)

Loss from discontinued operations	$(687)

The revenues from the discontinued operations were $203,000 for the three months ended March 31, 2008.

5. INVENTORY

Inventory consisted of:

	(amounts in $000s)
	March 31,	December 31,
	2009	2008
Finished products	$2,011	$2,939
Parts and supplies	133	181

Inventory	$2,144	$3,120

Estimated product returns included in Inventory at March 31, 2009 and December 31, 2008 were $304,000 and $337,000, respectively.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consisted of:

	(amounts in $000s)
	March 31, 2009	December 31, 2008
Vendor advances for inventory	$814	$555
Prepaid royalties	1,158	1,072
Income taxes receivable	55	55
Other prepaid expenses	263	442

Prepaid expenses and other current assets	$2,290	$2,124

7. PRODUCT DEVELOPMENT COSTS

Details of our capitalized product development costs were as follows:

	(amounts in $000s)
	March 31, 2009	December 31, 2008

Product development costs, internally
developed, net of amortization	$102	$170
Product development costs, externally
developed, net of amortization	5,607	5,168

Product development costs	$5,709	$5,338

8. INTANGIBLE ASSETS, NET

The following table sets forth the components of the intangible assets subject to amortization.

		(amounts in $000s)
		March 31, 2009			December 31, 2008
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Net Book	Net Book
	(Years)	Amount	Amortization	Value	Value

Content	10	$12,202	$1,576	$10,626	$10,931
Trademarks	10	1,510	195	1,315	1,353
Customer relationships	10	2,749	355	2,394	2,463

Total Intangible Assets		$16,461	$2,126	$14,335	$14,747

Amortization expense related to intangible assets for the three months ended March 31, 2009 and 2008 was $412,000 for both periods.

The following table presents the estimated amortization of intangible assets, based on our present intangible assets, for the next five years as follows:

(amounts in $000s)
Year ending Dec. 31,
Balance of 2009	$1,234
2010	1,646
2011	1,646
2012	1,646
2013	1,646
Thereafter	6,517

Total	$14,335

9. CREDIT AND FINANCING ARRANGEMENTS AND ATARI AGREEMENT

In connection with the Zoo Publishing acquisition, the Company entered into the following credit and finance arrangements:

The Company and Zoo Publishing entered into a purchase order financing agreement with Transcap Trade Finance, LLC (“Transcap”) on December 19, 2007. This agreement made the Company a party to a Master Purchase Order Assignment Agreement dated August 20, 2001 pursuant to which Transcap agreed to provide purchase order financing to or for the benefit of Zoo Publishing. Total advances under the factoring arrangement include letters of credit for purchase order financing and is limited to $10.0 million. The amounts outstanding as of March 31, 2009 and December 31, 2008 were $0 and $855,000, respectively. The interest rate is prime plus 4.0% on outstanding advances. As of March 31, 2009 and December 31, 2008, the effective interest rates were 7.25%.  The charges and interest expense on the advances are included in the cost of goods sold in the accompanying condensed consolidated statement of operations.

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

Pursuant to the Assignment Agreement, the Company will assign purchase orders received from customers to Wells Fargo, and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which may accept or decline the assignment of specific purchase orders, will retain us to manufacture, process and ship ordered goods, and will pay us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods.  Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo will re-assign the applicable purchase order to us.  We will pay to Wells Fargo a commitment fee in the aggregate amount of $337,500, on the earlier of the twelve month anniversary of the date of the Assignment Agreement, or the date of termination of the Assignment Agreement.  Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000.  The Assignment Agreement is for an initial term of twelve months, and shall continue thereafter for successive twelve month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement is renewed for one or more twelve month terms, for each such twelve month term, we will pay to Wells Fargo a commitment fee in the sum of $337,500, paid on the earlier of the twelve month anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

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

Also in connection with the Assignment Agreement, on April 6, 2009, Mark Seremet, President and Chief Executive Officer of Zoo Games and a director of Zoo Entertainment, and David Rosenbaum, the President of Operations of Zoo Publishing, entered into a Guaranty with Wells Fargo, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Assignment Agreement and the Security Agreement.

Zoo Publishing uses a factor to approve credit and to collect the proceeds from a substantial portion of its sales.  In August 2008, Zoo Publishing entered into a new factoring agreement with Working Capital Solutions, Inc., which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. Under the terms of our factoring and security agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 20% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open.  Since the factor acquires the receivables with recourse, we record the gross receivables including amounts due from our customers to the factor and we record a liability to the factor for funds advanced to us from the factor. At March 31, 2009 and December 31, 2008, accounts receivable did not include any amounts due from our customers to the factor and the factor did not have any advance outstanding to the Company. This facility is guaranteed by the Company’s President.

As a result of a fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari will resell the products to wholesalers and retailers that are acceptable to Atari in North America. The agreement initially expired on March 31, 2009, but was amended twice to extend the term until May 31, 2009.  This agreement provided for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product.  Atari’s fees approximate 10% of our standard selling price and they have been recorded as a reduction in revenue.  During the three months ended March 31, 2009, we recorded approximately $15.7 million of net sales to Atari.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2009.  As of March 31, 2009 and December 31, 2008, Atari had prepaid the Company $727,000 and approximately $1.8 million, respectively, for goods not yet shipped which is recorded as customer advances in accrued expenses and other current liabilities.  Also, as of March 31, 2009 and December 31, 2008, Atari owed the Company approximately $1.3 million and $1.8 million, respectively, before allowances, for goods already shipped which is recorded in accounts receivable.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(amounts in $000s)
	March 31, 2009	December 31, 2008
Customer advances ($727 in 2009 and $1,828 in 2008 is from Atari)	$898	$1,828
Due to customers	269	710
Obligation arising from Zoo Publishing acquisition	213	254
Obligations relating to Cyoob acquisition	100	100
Obligations to compensate current and former employees	710	720
Royalty	119	252
Operating expenses	1,366	982
Interest	495	321

Total	$4,170	$5,167

11. NOTES PAYABLE

Outstanding notes payable, net of unamortized discounts, are as follows:

	(amounts in $000’s)
	March 31, 2009	December 31, 2008
Note Description

Zoo Entertainment convertible notes, net of discounts attributable to the warrant value of $878 and $1,576	$10,272	$9,574
3.9% Zoo Publishing notes, net of discount of $891 and $1,030	2,676	2,536
2.95% note due June 2012 assumed from Zoo Publishing acquisition	340	370
8.25% Wachovia demand note assumed from Zoo Publishing acquisition	-	45
Note assumed from Zoo Publishing acquisition, 12% interest	-	25
Employee loans, payable on demand	331	331
Zoo Publishing employee loans at 4% interest	243	268
Total	13,862	13,149

Current portion	12,010	11,377

Non-current portion	$1,852	$1,772

The face amounts of the notes payable as of March 31, 2009 are due as follows:
(amounts in $000s)

Year Ending December	Amount Due
Balance of 2009	$12,952
2010	2,232
2011	436
2012	10

Total	$15,630

Zoo Entertainment Notes

On July 7, 2008, as amended on July 15, 2008 and July 31, 2008, the Company entered into a note purchase agreement under which the purchasers agreed to provide loans to the Company in the aggregate principal amount of $9.0 million, in consideration for the issuance and delivery of senior secured convertible promissory notes.  In connection with the issuance of such notes, the Company issued to the noteholders warrants to purchase 8,181,818 shares of common stock of the Company. The notes bear an interest rate of five percent (5%) for the one year term of the note commencing from issuance, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of common stock of the Company determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with the consent of the Company.   In connection with the note purchase agreement, the Company satisfied a management fee obligation by issuing additional senior secured convertible promissory notes in the principal amount of $750,000 and warrants to purchase 681,818 shares of common stock of the Company. All of the warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated as of July 7, 2008, as amended on August 12, 2008, the Company granted a security interest in all of its assets to each of the purchasers to secure the Company’s obligations under the notes.

On September 26, 2008, the Company entered into a note purchase agreement pursuant to which the purchasers agreed to provide a loan to the Company in the aggregate principal amount of $1.4 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. In connection with the issuance of such notes, the Company also issued warrants to purchase 1,272,726 shares of common stock of the Company to the note holders.  The notes bear an interest rate of five percent (5%) for the time period beginning on September 26, 2008 and ending on September 26, 2009, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of common stock of the Company determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with the consent of the Company. The warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated September 26, 2008, the Company granted a security interest in all of its assets to each of the purchasers to secure the Company’s obligations under the notes.

The total principal amount of all of the notes described above is approximately $11.2 million, $9.8 million of which was incurred prior to the date of the reverse merger. The warrants issued with all the notes were valued at approximately $5.9 million by the Company and an independent valuation firm. We used the income and market valuation approaches to derive the Company’s business enterprise value and then used the Black-Scholes option-pricing model, applying discounts for illiquidity and dilution, to calculate the value of the warrants.  The total deferred debt discount of $5.9 million is amortized over the one year life of the notes. Prior to September 12, 2008, 4,545,455 warrants were exercised and the interest expense related to the discount of these warrants was accelerated. As of September 12, 2008, the deferred debt discount of the existing notes was approximately $2.4 million and the net value of the notes recorded as of September 12, 2008 was approximately $7.8 million. On September 26, 2008, we issued $1.0 million of the notes and 909,090 of the warrants which were valued at $527,000 using consistent valuation methodologies as those used for all the previously issued notes. As of March 31, 2009, the net deferred debt discount of all the notes is $878,000 and the net value of the notes recorded as of March 31, 2009 is approximately $10.3 million.

Zoo Publishing Notes

In connection with the acquisition of Zoo Publishing, the Company issued various promissory notes (“Zoo Publishing Note”) in an aggregate of approximately $6.8 million. Approximately $1.8 million of principal was payable at the earlier of the Company’s completion of another round of financing or by December 2008 with the $5.0 million balance to be paid in two installments pursuant to the “Zoo Publishing Note”. The first installment of $2.5 million of principal together with accrued interest at the rate of 3.9% per annum would be due on the earlier of June 18, 2009 and the date on which the Company consummates a round of equity financing of $40.0 million or more. The balance of the Zoo Publishing Note (including accrued interest) would be payable December 18, 2010. In connection with the aforementioned note, the Company recorded a debt discount of approximately $2.3 million. For the three months ended March 31, 2009, amortization of deferred debt discount and interest expense were $35,000 and $160,000, respectively. For the three months ended March 31, 2008, amortization of deferred debt discount and interest expense were $66,000 and $304,000, respectively.  In July 2008, the $6.8 million of notes were restructured and approximately $3.2 million of this debt was converted to common stock of the Company based on fair value and of the remaining $3.6 million, approximately $1.1 million is due September 18, 2009, $113,000 is due September 18, 2010, $2.0 million is due December 18, 2010 and approximately $316,000 is due July 31, 2011.

In connection with the acquisition of Zoo Publishing, the Company also assumed a liability of $1.2 million as part of the Zoo Publishing purchase price. Other notes payable assumed from the Zoo Publishing acquisition included:

•
$200,000 demand note with 12.0% percent interest per annum, callable in 6 months, minimum guaranteed interest per renewal is $ 12,000. The note is guaranteed by the Zoo Publishing President.  The note was totally paid off by March 31, 2009.

•
Zoo Publishing purchased treasury stock from a former employee in December 2006 for the amount of $650,000. The balance on the note as of March 31, 2009 was $340,000; $120,000 is classified as current and $220,000 is classified as long-term. The payments are due monthly and the amount of the payment is $10,000 per month.

12. INCOME TAXES

Through May 15, 2008, the Company and certain of its consolidated subsidiaries were taxed as a partnership under the provisions of the Internal Revenue Code.  Accordingly, the losses incurred by the Company and those subsidiaries through May 15, 2008 will be allocated to the respective members and reported on their individual tax returns.  Effective May 16, 2008, the Company changed its tax status from a partnership to a corporation and, as a result, began filing consolidated corporate tax returns with its domestic subsidiaries.  The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes as well as the deferred tax assets and liabilities recognized for existing timing items relating to the Company's change in tax status.

The components of income tax benefit for the three months ended March 31, 2009 are as follows (in $000s):

Current:
Federal	$-
State	77
Total Current	77

Deferred:
Federal	-
State	(77)
Total Deferred	(77)

Total	$-

No income taxes were paid during the three months ended March 31, 2009.

The reconciliation of income tax benefit computed at the U.S. statutory tax rates to income tax benefit for the three months ended March 31, 2009 is:

Tax at U.S. federal income tax rates	(34.0)%
State taxes, net of federal income tax benefit	(12.1)
Valuation allowance	34.4
Nondeductible expenses and other	11.7
0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 2009 are as follows (in $000's):

Deferred tax assets:	Current	Long-term

Net operating loss carryforwards	$-	$6,200
Capital loss carryforwards	-	515
Allowance for doubtful accounts	451	-
Bonus and other accruals	708	111
Interest on convertible notes	-	136
Non-qualified options	-	401

Gross deferred tax assets	1,159	7,363
Valuation allowance	(330)	(2,095)

Net deferred tax assets	829	5,268

Deferred tax liabilities:

Property and equipment	-	(23)
Intangibles	-	(5,668)
Discount on notes	(248)	(158)

Total deferred tax liabilities	(248)	(5,849)

Net deferred tax asset (liability)	$581	$(581)

The Company has approximately $1.2 million of available capital loss carryforwards which expire in 2013.  A valuation allowance of approximately $515,000 has been recognized to offset the deferred tax assets related to these carryforwards.  The Company currently does not have any capital gains to utilize against this capital loss.  If realized, the tax benefit of this item will be applied to reduce future capital gains of the Company.  Additionally, a valuation allowance of approximately $1.9 million has been recognized to offset the net remaining deferred tax assets in excess of deferred tax liabilities because we cannot reasonably project if and when we will generate enough taxable income to utilize any of the deferred tax asset.

As of March 31, 2009, the Company has U.S. federal net operating loss (NOL) carryforwards of approximately $13.4 million which will be available to offset taxable U.S. income during the carryforward period and are expected to be fully realized. The federal NOL will begin to expire in 2023. The Company has various state net operating loss carryforwards of approximately $15.3 million which will be available to offset taxable state income during the carryforward period. The state NOL will also begin to expire in 2023.  The tax benefit of these items is reflected in the above table of deferred tax assets and liabilities.

13. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION ARRANGEMENTS

Common Stock

The Company has authorized 75,000,000 shares of common stock, par value $0.001, and 5,000,000 preferred shares, par value $0.001. As of March 31, 2009, there were 38,243,937 shares of common stock issued.

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

On January 14, 2009, the Company granted Mr. Seremet an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.30 per share, pursuant to the Company’s 2007 Plan, as amended. There were no other options issued during the three months ended March 31, 2009.

As of March 31, 2009, there was approximately $230,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 - 2.8 years.

The intrinsic value of options outstanding at March 31, 2009 is $0.

Warrants

As of March 31, 2009, there were 6,502,159 warrants outstanding. All are currently exercisable and have a five-year life.

There were no warrants issued in the three months ended March 31, 2009.

14. INTEREST, NET

	(amounts in $000s)
	Three Months Ended March 31,
	2009	2008
Interest arising from amortization of debt discount	$858	$304
Interest on various notes	175	87
Less: Interest income	-	(4)

Interest expense, net	$1,033	$387

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2009 and 2008 is as follows:

	(amounts in $000s)
	Three Months Ended March 31,
	2009	2008

Changes in other assets and liabilities

Accounts receivable	$536	(1,335)
Inventory	976	(963)
Prepaid expenses and other current assets	(166))	244
Product development costs	(371)	967
Accounts payable	726	1,018
Accrued expenses and other current liabilities	(1,142)	(1,963)

Net changes in other assets and liabilities	$559	(2,032)

Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	-

Non Cash Investing and Financing Activities:	$-	$-

16. LITIGATION

On February 19, 2009, Susan Kain Jurgensen, Steven Newton, Mercy Gonzalez, Bruce Kain, Wesley Kain, Raymond Piece and Christie Walsh filed a compliant against Zoo Publishing, Zoo Games and Zoo in the Supreme Court of the State of New York, New York County, index number 09 / 102381 alleging claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer.  The complaint seeks compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies.  An answer is due on May 25, 2009.  We believe we have meritorious defenses and intend to vigorously defend the matter.

In connection with an action brought by Revolution Partners, LLC against Zoo Games, Inc., pending in the Boston, Massachusetts office of JAMS Alternative Dispute Resolution, the claimant Revolution Partners, LLC is seeking money damages for a claimed investment banking or finder’s fee purportedly earned in connection with a reverse merger transaction and related financing that we entered into in the third quarter of 2008. We have denied all material allegations and are vigorously defending the matter.  At this time, discovery is ongoing.  The matter is scheduled for trial before an arbitrator in July 2009.

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

17.  RELATED PARTY TRANSACTIONS

We leased office space in New York from 575 Broadway Associates, LLC, a company owned principally by one of our principal investors, from April 2007 to October 2008. We paid rent expense of $0 and $69,000 during the three months ended March 31, 2009 and 2008, respectively, to this related party.

Certain Zoo Publishing employees loaned the Company an aggregate of up to $765,000 in 2008 on a short-tem basis. The employees are paid interest at 4% per annum and all amounts are expected to be repaid in full. (See Note 11.)

18. SUBSEQUENT EVENTS

On May 1, 2009, Zoo Publishing entered into Amendment Number Two to the sales agreement with Atari, dated as of October 24, 2008, extending the term of the agreement through May 31, 2009.

Also on May 1, 2009, Zoo Publishing, the Company and New World IP, LLC (“Licensor”) entered into a License Agreement (the “License Agreement”), pursuant to which the Licensor granted to Zoo Publishing all of the Licensor’s rights in and to certain of its computer video games (the “Games”) as set forth in the License Agreement.  In consideration thereof, Zoo Publishing agreed to pay to Licensor a minimum royalty of $2.6 million, paid $75,000 quarterly for the first two years and the unpaid balance due May 1, 2011.  The minimum royalty is offset at a royalty rate of 3.75% of gross cash received by us for the exploitation of the Games, in accordance with the License Agreement, which payments are due within 45 days of the end of each calendar quarter during which such royalties are received.  The Company agreed to guarantee Zoo Publishing’s prompt payment to Licensor of such royalties and any other amounts due under the License Agreement.  At any time prior to April 1, 2011, Zoo Publishing has the option to purchase all rights in and to the Games.  At any time after April 1, 2011, Licensor has the right to sell all rights in and to the Games to Zoo Publishing. Within one month of the date of the License Agreement, Zoo Publishing shall reimburse Licensor in the amount of $42,398 for certain fees and expenses incurred by Licensor on behalf of Zoo Publishing.  Additionally, Zoo Publishing agreed to pay or reimburse, as the case may be, Licensor for all fees, costs, expenses, claims and indemnification obligations incurred by Licensor in connection with Licensor’s acquisition of the Games.  The License Agreement may be terminated by either party in the event that the other party is in breach of its obligations thereunder and such breach is not cured within the specified period, becomes insolvent or bankrupt or subject to a petition for bankruptcy, or makes an assignment of all or substantially all of its assets for the benefit of creditors.  Either party may terminate the License Agreement with respect to any particular Game in the event Licensor loses the right to exploit such Game.

On April 3, 2009, David Rosenbaum, the Senior Vice President of Sales of Zoo Publishing, was appointed as President of Zoo Publishing.

On May 1, 2009, Robert S. Ellin resigned as Chief Executive Officer and President of the Company, in order for the Company to appoint Mark Seremet as Chief Executive Officer and President of the Company.  Mr. Ellin will continue to serve as a director of the Company.  On May 1, 2009, the Company’s board of directors appointed Mark Seremet as Chief Executive Officer and President of the Company.

On May 1, 2009, Charles Bentz resigned as Chief Financial Officer of the Company, in order for the Company to appoint David Fremed as Chief Financial Officer of the Company.  On May 1, 2009, the Company’s board of directors appointed David Fremed as Chief Financial Officer of the Company.

On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum (the “Fee Letters”), pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into in April 2009 a guaranty with Wells Fargo, Bank, National Association for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Guaranty” and “Loan”, respectively), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the Guaranty and Loan remain in full force and effect.  If the Guaranty is not released by the end of the month following termination of employment the monthly fee shall be doubled for each month thereafter until the Guaranty is removed.

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $0.40 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date.  The options shall be issued at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option.  In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.

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

The financial statements of Zoo Games include operations of each division from the date that they were acquired.  The results for Supervillain and Repliqa are included in discontinued operations for the three months ended March 31, 2008.

Results of Operations

For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008

The following table sets forth, for the period indicated the amount and percentage of net revenue for significant line items in our statement of operations:

	(amounts in $000s except per share data)
	For The Three Months Ended March 31,
	2009		2008

Revenue	$13,884	100%	$9,029	100%

Cost of goods sold	11,483	83%	8,807	98%

Gross profit	2,401	17%	222	2%

Operating expenses:

General and administrative expenses	1,394	10%	1,119	12%
Selling and marketing expenses	863	6%	864	10%
Research and development expenses	80	1%	894	10%
Depreciation and amortization	434	3%	448	5%

Total Operating expenses	2,771	20%	3,325	37%

Loss from operations	(370)	(3)%	(3,103)	(34)%

Interest (expense) income, net	(1,033)	(7)%	(387)	(4)%

Loss from continuing operations before benefit for income taxes	(1,403)	(10)%	(3,490)	(39)%

Income tax benefit	-	-	-	-

Loss from continuing operations	(1,403)	(10)%	(3,490)	(39)%

Loss from discontinued operations	-	-	(687)	(8)%

Net loss	$(1,403)	(10)%	$(4,177)	(46)%

Loss per share from continuing operations	$(0.04)		$(0.21)

Net Revenues. Net revenues for the three months ended March 31, 2009 were approximately $13.9 million, while the sales for the three months ended March 31, 2008 were approximately $9.0 million, all consisting of casual game sales in North America.  The breakdown of gross sales by platform is:

	Three Months Ended March 31,
	2009	2008
Nintendo Wii	64%	22%
Nintendo DS	32%	72%
Nintendo GBA	0%	5%
SONY PS2	2%	0%
SONY PSP	0%	1%
Microsoft Xbox	2%	0%

The biggest sellers during the 2009 period were (i) Deal or No Deal, (ii) M&M Kart Racing, and (iii) Calvin Tucker’s Redneck Jam, all on the Nintendo Wii platform. The biggest sellers during the 2008 period were (i) the compilation of Battle Ship, Connect 4, Sorry & Trouble on the Nintendo DS platform, (ii) the compilation of Clue, Perfection & Aggravation on the Nintendo DS platform, and (iii) Showtime Championship Boxing on the Nintendo Wii platform.  The 2009 period consisted of approximately 1.5 million units sold at an average gross price of $10.04, while the 2008 period consisted of approximately 1.1 million units sold at an average gross price of $9.21.

Gross Profit. Gross profit for the three months ended March 31, 2009 was approximately $2.4 million, or 17% of net revenue, while the gross profit for the three months ended March 31, 2008 was approximately $222,000, or 2% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. The Atari sales agreement was in place during the entire 2009 period and Atari’s fees recorded as a reduction in revenue during this period were approximately $1.6 million.  The 2008 period had a significant amount of sales at very low margins, which along with royalty fees and amortization of product development costs resulted in a very low gross margin for the 2008 period.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2009 were approximately $1.4 million as compared to $1.1 million for the comparable period in 2008.  The increase in costs from the 2008 period to the 2009 period resulted primarily from additional professional fees incurred during the 2009 period, partially offset by a reduction in corporate salaries and related costs.

Selling and Marketing Expenses. Selling and marketing expenses for the three months ended March 31, 2009 and 2008 remained constant at approximately $863,000.  These expenses all relate to the sales of casual games in North America and consist primarily of the salaries, commissions and related costs for Zoo Publishing.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2009 were approximately $80,000 as compared to $894,000 for the three months ended March 31, 2008. The 2009 expense resulted from discontinuing one video game project during the period while the 2008 expense resulted from two video game projects being discontinued during the period.

Depreciation and Amortization Expenses. Depreciation and amortization costs for the three months ended March 31, 2009 were $434,000 as compared to $448,000 in the prior period. Both periods include $412,000 resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition. The balance relates to depreciation of fixed assets during the period.

Interest Expense.   Interest expense for the 2009 period was approximately $1.0 million as compared to $387,000 for the 2008 period. The 2009 period includes $698,000 of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $135,000 of interest relating to the Zoo Entertainment Notes and approximately $195,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $160,000 is non-cash interest imputed at the then market rate.  The 2008 period includes $370,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $304,000 is non-cash interest imputed at the then market rate.

Income Tax Benefit.  We did not record any income tax benefit for the three months ended March 31, 2009 or for the three months ended March 31, 2008. As of December 31, 2008, we had already maximized the allowable amount of deferred taxes, so no additional tax benefits could be recorded for the 2009 period.  During the three months ended March 31, 2008, we were operating as a limited liability company, so all tax benefits passed to the members and no tax benefits were recorded on the Company’s financial statements.

Loss from Discontinued Operations.  During the three months ended March 31, 2008, we incurred an aggregate of $687,000 in losses from three operating divisions that were subsequently discontinued, so the net losses relating to those operations are recorded separately as a loss from discontinued operations.  The loss relating to Supervillain was $419,000, the loss relating to Repliqa was $194,000 and the loss relating to the on-line concept was $74,000.

Loss Per Share from Continuing Operations.   The loss per share from continuing operations for the three months ended March 31, 2009 was $0.04, based on a weighted average shares outstanding for the period of 38.2 million, vs. a loss per share from continuing operations of $0.21, based on a weighted average shares outstanding of 16.3 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

We incurred a loss from continuing operations of approximately $1.4 million for the three months ended March 31, 2009 and a net loss of approximately $3.5 million from continuing operations for the three months ended March 31, 2008. Our principal source of cash during the 2009 period was from the use of our purchase order financing and cash generated from operations. Net cash provided from operating activities for the three months ended March 31, 2009 was $470,000, while net cash used in operations for the three months ended March 31, 2008 was $4.6 million.  The specifics of the Atari sales agreement, which was in effect during the 2009 period, where Atari  prepays the Company for the cost of goods and pays the balance due within 15 days of shipping the product, resulted in significant improvements for our cash provided from operations in the 2009 period, as compared to the 2008 period.

Zoo Entertainment Notes

On July 7, 2008, as amended on July 15, 2008 and July 31, 2008, we entered into a note purchase agreement under which the purchasers agreed to provide loans to us in the aggregate principal amount of $9.0 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the notes, we issued to the purchasers warrants to purchase 8,181,818 shares of our common stock. The notes bear an interest rate of five percent (5%) for the one year term of the note commencing from issuance, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of our common stock determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with our consent.  All of the warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated as of July 7, 2008, as amended on August 12, 2008, we granted a security interest in all of our assets to each of the purchasers to secure our obligations under the notes.

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

Zoo Publishing has additional debt outstanding which debt existed prior to Zoo Games’ acquisition of that subsidiary.  As of March 31, 2009, Zoo Publishing owes an aggregate of approximately $912,000 to various individuals.  Of this amount, $340,000 is owed as a result of the repurchase of certain stock from a former stockholder.  This amount is being repaid by its terms in monthly increments of $10,000.

Zoo Publishing also takes advances from our factor, Working Capital Solutions, Inc., which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. Under the terms of our factoring and security agreement, our receivables are sold to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding, subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 20% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open.   We have not used the factor since we entered into the Atari agreement in October 2008 (see below).

In addition to the receivable financing agreement with Working Capital Solutions, Inc., Zoo Publishing also utilizes purchase order financing with Transcap Trade Finance, LLC, to fund the manufacturing of video game products. Under the terms of our agreement, we assign purchase orders received to Transcap Trade Finance, LLC, which may accept or decline the assignment of specific purchase orders. The purchase order financing allows us to order manufactured video game product from the manufacturer. Upon receipt of a purchase order, Transcap Trade Finance, LLC opens a letter of credit to the video game product manufacturer. The letter of credit permits us to order the video game product to satisfy the purchase orders and projected purchase orders submitted by our accounts. The interest rate is prime plus 4.0% on outstanding advances.

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

Also in connection with the Assignment Agreement, on April 6, 2009, Mark Seremet, President and Chief Executive Officer of Zoo Games and a director of Zoo Entertainment, and David Rosenbaum, the President of Zoo Publishing, entered into a Guaranty with Wells Fargo, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Assignment Agreement and the Security Agreement.

On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum (the “Fee Letters”), pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into the Guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the Guaranty and Loan remain in full force and effect.  If the Guaranty is not released by the end of the month following termination of employment the monthly fee shall be doubled for each month thereafter until the Guaranty is removed.

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $0.40 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date.  The options shall be issued at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option.  In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.

As a result of a fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari will resell the products to wholesalers and retailers that are acceptable to Atari in North America.  This agreement provides for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product.  Atari’s fees approximate 10% of our standard selling price.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2009.  The agreement initially expired on March 31, 2009, but was amended twice to extend the term until May 31, 2009.

We believe the existing cash and cash generated from operations will be sufficient to meet our immediate operating requirements along with our current financial arrangements. However, given our strategic plan, working capital requirements, debt obligations, planned capital expenditures and potential future acquisitions, we will need to raise additional capital within the short-term. We also need to either raise enough capital to force conversion of the $11.2 million of Zoo Entertainment Notes, at face value, that mature between July and September 2009 into equity or restructure the maturing note obligations.  We believe that we require at least an additional $5 million to $10 million in financing in order to fund our operating requirements and strategic plan for the following 12 months. However, there can be no assurances that we will be able to secure any such financing on favorable terms, if at all. If we do not secure such financing on a timely basis, it may have a material adverse effect on our financial condition.

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

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates since the year ended December 31, 2008.  A complete description of our critical accounting polices and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009 and also in Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended March 31, 2009.

Recently Issued Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended March 31, 2009.

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
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.  Based on the evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective at a reasonable assurance level.

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

Changes in controls and procedures.
There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control that occurred during the during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 19, 2009, Susan Kain Jurgensen, Steven Newton, Mercy Gonzalez, Bruce Kain, Wesley Kain, Raymond Piece and Christie Walsh filed a compliant against Zoo Publishing., Zoo Games and Zoo in the Supreme Court of the State of New York, New York County, index number 09 / 102381 alleging claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer.  The complaint seeks compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies.  An answer is due on May 25, 2009.  We believe we have meritorious defenses and intend to vigorously defend the matter.

In connection with an action brought by Revolution Partners, LLC against Zoo Games, Inc., pending in the Boston, Massachusetts office of JAMS Alternative Dispute Resolution, the claimant Revolution Partners, LLC is seeking money damages for a claimed investment banking or finder’s fee purportedly earned in connection with a reverse merger transaction and related financing that we entered into in the third quarter of 2008. We have denied all material allegations and are vigorously defending the matter.  At this time, discovery is ongoing.  The matter is scheduled for trial before an arbitrator in July 2009.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 14, 2009, the Company granted to Mark Seremet, a director, President and Chief Executive Officer of the Company, an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.30 per share (the “Options”), pursuant to the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended. The Options were granted in connection with Mr. Seremet entering into an employment agreement with Zoo Games, pursuant to which Mr. Seremet became Chief Executive Officer of Zoo Games.  The Options have a ten-year term and vest as follows: Options to purchase 250,000 shares will vest on January 14, 2010, Options to purchase 250,000 shares will vest on January 14, 2011 and Options to purchase the remaining 250,000 shares will vest on January 14, 2012. The Options were granted pursuant to the exemption from registration permitted under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	License Agreement, by and among Zoo Entertainment, Inc., Zoo Publishing, Inc. and New World IP, LLC, dated as of May 1, 2009. †

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934. †

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934. †

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002). †

† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoo Entertainment, Inc.

May 20, 2009	By:	/s/ Mark Seremet
Mark Seremet President and Chief Executive Officer (Principal Executive Officer)

May 20, 2009	By:	/s/ David Fremed
David Fremed Chief Financial Officer (Principal Financial Officer)