Form 10-Q
period 2009-06-30
Zoo Entertainment, Inc
filed 2009-08-14
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of August 14, 2009, there were 38,243,937 shares of the Registrant’s common stock, par value $0.001 per share, issued and 30,442,611 shares outstanding.

ZOO ENTERTAINMENT, INC.

Table of Contents

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands Except Share and Per Share Amounts)

	June 30, 2009	December 31, 2008 *
	(Unaudited)
ASSETS
Current assets:
Cash	$484	$849
Accounts receivable, net of allowances for returns and discounts of $576 and $1,160	530	1,832
Inventory	1,689	3,120
Prepaid expenses and other current assets	1,604	2,124
Product development costs, net	5,272	5,338
Deferred tax asset	659	688
Total current assets	10,238	13,951
Fixed assets, net	226	214
Goodwill	14,704	14,704
Intangible assets, net	16,686	14,747
Total assets	$41,854	$43,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,425	$5,709
Financing arrangements	142	849
Accrued expenses and other current liabilities	5,465	5,167
Notes payable, net of discount of $0 and $145 - current portion	120	1,803
Convertible notes payable, net of discount of $180 and $1,576	10,970	9,574
Total current liabilities	23,122	23,102

Notes payable, net of discount of $0 and $885 - non current portion	190	1,772
Deferred tax liability	659	688
Other long-term liabilities	2,920	620
Total liabilities	26,891	26,182

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.001, 75,000,000 shares authorized, 38,243,937 issued and 30,442,611 outstanding June 30, 2009 and 38,243,937 issued and 36,006,561 outstanding December 31, 2008	38	38
Additional paid-in-capital	52,736	52,692
Accumulated deficit	(33,341)	(31,940)
Treasury stock, at cost , 7,801,326 shares June 30, 2009 and 2,237,376 shares December 31, 2008	(4,469)	(3,356)
Other comprehensive loss	(1)	—
Total stockholders' equity	14,963	17,434
Total liabilities and stockholders' equity	$41,854	$43,616

* Derived from audited financials

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (In Thousands Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$7,669	$5,470	$21,553	$14,499
Cost of goods sold	7,742	4,406	19,225	13,213
Gross profit (loss)	(73)	1,064	2,328	1,286

Operating expenses:
General and administrative expenses	1,866	2,280	3,260	3,399
Selling and marketing expenses	662	1,053	1,525	1,917
Research and development expenses	290	585	370	1,479
Depreciation and amortization	435	443	869	891
Total operating expenses	3,253	4,361	6,024	7,686

Loss from operations	(3,326)	(3,297)	(3,696)	(6,400)
Interest expense, net	(1,000)	(592)	(2,033)	(979)
Gain on legal settlement	4,328	—	4,328	—
Income (loss) from continuing operations before income tax benefit	2	(3,889)	(1,401)	(7,379)
Income tax benefit	—	1,058	—	1,058
Income (loss) from continuing operations	2	(2,831)	(1,401)	(6,321)
Loss from discontinued operations	—	(1,861)	—	(2,548))
Net income (loss)	$2	$(4,692)	$(1,401)	$(8,869)

Earnings (loss) per share – basic and diluted:
Continuing operations	$0.00	$(0.15)	$(0.04)	$(0.35)
Discontinued operations	—	(0.10)	—	(0.14)
Net income (loss)	$0.00	$(0.24)	$(0.04)	$(0.49)

Weighted average shares outstanding:
Basic and diluted	35,211,711	19,388,544	35,606,940	17,995,055

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net loss	$(1,401)	$(8,869)
Loss from discontinued operations	—	(2,548)
Net loss from continuing operations	(1,401)	(6,321)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Gain on legal settlement	(4,328)	—
Depreciation and amortization	869	891
Amortization of deferred debt discount	1,690	799
Deferred income taxes	—	(892)
Stock based compensation	244	354
Other changes in assets and liabilities, net	3,488	391
Net cash provided by (used in) continuing operations	562	(4,778)
Net cash used in discontinued operations	—	(2,729)
Net cash provided by (used in) operating activities	562	(7,507)

Investing activities:
Purchases of fixed assets	(58)	(75)
Purchases of intangible assets	(162)	—
Net cash used in investing activities	(220)	(75)

Financing activities:
Proceeds from sale of equity securities	—	6,118
Net (repayments) borrowings in connection with financing facilities	(707)	2,000
Net cash (used in) provided by financing activities	(707)	8,118
(Decrease) increase in cash	(365)	536
Cash at beginning of period	849	138
Cash at end of period	$484	$674

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2009
(In Thousands)

									Accumulated Other
	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Comprehensive
	Shares	Par Value	Shares Issued	Par Value	Paid-in- Capital	Deficit	Shares	Cost	Loss	Total
Balance December 31, 2008	—	$—	38,244	$38	$52,692	$(31,940)	2,237	$(3,356)	$-	$17,434
Stock-based compensation			—	—	44					44

Value of shares returned to treasury from settlement of litigation							5,564	(1,113)		(1,113)
Net loss						(1,401)				(1,401)
Adjustment for foreign currency translation									(1)	(1)
Balance June 30, 2009	—	$—	38,244	$38	$52,736	$(33,341)	7,801	$(4,469)	$(1)	$14,963

See accompanying notes to condensed consolidated financial statements

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.   DESCRIPTION OF ORGANIZATION AND REVERSE MERGER

Zoo Entertainment, Inc., (“Zoo” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc. On December 20, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001, per share, and 5,000,000 shares of preferred stock, par value $0.001, per share. No terms have been established for the preferred stock. The Company was engaged in acquiring and exploring mineral properties until September 30, 2007 when this activity was abandoned. The Company had been inactive until July 7, 2008 when the Company entered into an Agreement and Plan of Merger, as subsequently amended on September 12, 2008, with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Zoo Games, Inc. (“Zoo Games”) (formerly known as Green Screen Interactive Software, Inc.) and a stockholder representative, pursuant to which Merger Sub would merge with and into Zoo Games, with Zoo Games as the surviving corporation through an exchange of common stock of Zoo Games for common stock of the Company (the “Merger”). On December 3, 2008, Driftwood Ventures, Inc. changed its name to Zoo Entertainment, Inc.

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

Zoo Games was treated as the acquirer for accounting purposes in this reverse merger and the financial statements of the Company for all periods presented represent the historical activity of Zoo Games and include the activity of Zoo beginning on September 12, 2008, the date of the reverse merger. As a result of the reverse merger, the equity transactions for the period from March 23, 2007 to September 12, 2008 have been adjusted to reflect this recapitalization.

Zoo Games, a Delaware corporation, is a New York City-based developer, publisher and distributor of interactive entertainment software for use on all major platforms including Nintendo’s Wii and DS, Sony’s PSP and PlayStation 3, Microsoft’s Xbox 360, and personal computers (PCs). Zoo Games sells primarily to major retail chains and video game distributors. Zoo Games began business in March 2007, acquired the assets of Supervillain Studios, Inc. (“SVS”) on June 13, 2007, acquired the stock of Zoo Publishing, Inc. (“Zoo Publishing”) on December 18, 2007 and acquired the stock of Zoo Digital Publishing Limited (“Zoo Digital”) on April 4, 2008. The consolidated financial statements include the results of their operations from their respective acquisition dates. We also acquired an interest in Cyoob, Inc., also known as Repliqa (“Repliqa”), on June 28, 2007. During January 2008, Zoo Games’ board of directors made a determination to discontinue its involvement with the operations of Repliqa. During September 2008, Zoo Games sold SVS back to its original owners.  In November 2008, Zoo Games sold Zoo Digital back to its original owners. Repliqa, SVS and Zoo Digital have been reflected as discontinued operations for all periods presented.   In May 2009, we entered into a license agreement with New World IP (“Licensor”) pursuant to which the Licensor granted to Zoo Publishing all of the Licensor’s rights to substantially all the intellectual property of Empire Interactive Europe, Ltd. for a minimum royalty of $2.6 million.  In June 2009, we formed a new company called Zoo Entertainment Europe Ltd., a wholly-owned subsidiary of Zoo Games, Inc. based in the United Kingdom for the purpose of sales and distribution of our products in Europe.

Currently, the Company has determined that it operates in one segment and will focus on developing, publishing and distributing interactive entertainment software under the Zoo brand both in North American and international markets.

On May 16, 2008, Zoo Games converted from a limited liability company to a C-corporation and changed its name to Green Screen Interactive Software, Inc. from Green Screen Interactive Software, LLC. In August 2008, it changed its name to Zoo Games, Inc.

NOTE 2.   GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $33.3 million and a working capital deficiency of approximately $12.9 million at June 30, 2009. For the six months ended June 30, 2009 the Company generated $562,000 of cash flow from operations, but for the year ended December 31, 2008, the Company generated negative cash flows from operations of approximately $12.1 million. Although the Company’s business plan anticipates the generation of positive cash flow, there is no assurance that it will succeed in doing so.  An inability to meet its business goals would raise substantial doubt as to the Company's ability to continue as a going concern. In addition, the Company has various promissory notes maturing in August 2009 and September 2009 with an aggregate face value of approximately $11.2 million.  On June 26, 2009, the Company entered into an agreement with its Senior Secured Convertible Note holders whereby they agreed to convert their notes into equity on or before August 31, 2009, contingent on the Company raising at least $4 million in new capital and the effectiveness of the filing of an amendment to the Company’s Certificate of Incorporation authorizing a sufficient number of shares of the Company’s common stock to permit the conversion of the notes.

The Company’s ability to continue as a going concern is dependent on among other factors, the following major short term actions:  (i) its ability to generate cash flow from operations sufficient to maintain its daily business activities (ii) its ability to raise capital from outside sources through the sale of equity or debt instruments primarily to fund the ongoing development and acquisition of new games and (iii) the restructuring of its maturing note obligations. Management’s active efforts in this regard include the retaining of a registered broker dealer to raise up to $7 million in an unregistered private placement, trade arrangements for advance payments secured by future sales, an agreement with its note holders as detailed above, as well as operational steps to increase cash flow through an increase in both the quantity and quality of its product releases.  There can be no assurance that all or any of these actions will meet with success.

These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in the Company’s Form 10-K Annual Report for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 15, 2009. The results for the three months and six months ended June 30, 2009 might not be indicative of the results for the full year or any future period.

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

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. In October 2008, we entered into an agreement with Atari, Inc. where sales from October 24, 2008 through March 31, 2009 for all customers that Atari deemed acceptable would be through Atari and Atari would prepay us for the cost of goods and they would bear the credit risk from the ultimate customer. This agreement was subsequently amended to include sales to certain customers through March 31, 2010. As of June 30, 2009, Atari had prepaid us approximately $787,000 which is included in customer advances in the accrued expenses and other current liabilities in the condensed consolidated balance sheet and the receivable due from Atari was approximately $1.0 million, before allowances, which is included in accounts receivable in the condensed consolidated balance sheet.  Our five largest ultimate customers for the six months ended June 30, 2009 accounted for approximately 79% of the gross revenue for the period. We believe that the receivable balances from Atari and our ultimate customers do not represent a significant credit risk based on past collection experience. There were no receivables from our factor included in our gross accounts receivable as of June 30, 2009 and December 31, 2008. We regularly review our outstanding receivables for potential bad debts and have had no history of significant write-offs due to bad debts.

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

We capitalized internal product development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles) as well as third party production and other content costs, subsequent to establishing technological feasibility of a title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Amortization of such capitalized costs is recorded on a title-by-title basis in cost of goods sold using the proportion of current year revenues to the total revenues expected to be recorded over the life of the title. With the sale of SVS in September 2008, we no longer have any internal development studios or related costs.

We frequently enter into agreements with third party developers that require us to make advance payments for game development and production services. In exchange for our advance payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover the advance payments to the developers at an agreed royalty rate earned on the subsequent retail sales of such product, net of any agreed costs. We capitalize all advance payments to developers as product development costs. On a product-by-product basis, we reduce product development costs and record a corresponding amount of research and development expense for any costs incurred by third party developers prior to establishing technological feasibility of a product as these advances are expended. We typically enter into agreements with third party developers after completing the technical design documentation for our products and, therefore, record the design costs leading up to a signed development contract as research and development expense. We also generally contract with third party developers that have proven technology and experience in the genre of the video game being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the product development process and require our third party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

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

Prior to establishing technological feasibility, we expense research and development costs as incurred. During the three months ended June 30, 2009 and 2008, we wrote-off $290,000 and $585,000, respectively and during the six months ended June 30, 2009 and 2008, we wrote-off $370,000 and $1.5 million, respectively, of expense relating to costs incurred for the development of games that were abandoned during those periods. Those costs are included in our statement of operations under research and development expenses.

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

The fair value of our equity-based compensation is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and estimated exercise behavior. The assumptions and variables used for the current period grants were developed based on SFAS 123(R) and Securities and Exchange Commission (“SEC”) guidance contained in Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment." The following table summarizes the assumptions and variables used by us to compute the weighted average fair value of stock option grants:

	For the Six Months
	Ended June 30,
	2009	2008
Risk-free interest rate	3.52%	3.45%
Expected stock price volatility	70.0%	45.0%
Expected term until exercise (years)	5	5
Dividends	None	None

For the six months ended June 30, 2009 and 2008, we estimated the implied volatility for publicly traded options on our common shares as the expected volatility assumption required in the Black-Scholes option-pricing model. The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and our assessment that implied volatility is more representative of future stock price trends than historical volatility.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period. Since the inclusion of the 6,502,159 warrants and 2,589,811 options outstanding as of June 30, 2009 and the 1,588,967 warrants and 2,139,324 options outstanding as of June 30, 2008 are anti-dilutive because of losses, the dilutive loss per share is the same as the basic loss per share.

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

Fair Market Value of Financial Instruments

The carrying value of cash, accounts receivable, inventory, accounts payable, accrued expenses, due to factor, and advances from customers are reasonable estimates of the fair values because of their short-term maturity. Notes payable are recorded net of the discount which is computed as the difference between the market interest rate that the Company would pay for financing at the time the note is issued and the stated interest rate on the note. The convertible notes that were issued with warrants are recorded net of the unamortized discount applied to the warrants.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which is an amendment of Accounting Research Bulletin No. 51. This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the non-controlling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R has not had a significant impact on our results of operations or financial position.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 15” (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements”, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. The adoption of FSP FAS 157-2 did not have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a significant impact on our results of operations and financial position.

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

On May 28, 2009, the FASB issued Statement No. 165, “Subsequent Events” ("SFAS No. 165"). Although SFAS No. 165 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management's assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. SFAS No. 165 became effective for the quarter ended June 30, 2009. The Company has evaluated subsequent events through August 14, 2009 for this quarterly report on Form 10-Q for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have any impact on the Company's consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FAS 168).  FAS 168 stipulates the FASB Accounting Standards Codification is the single source of authoritative GAAP for all non-governmental entities, with the exception of the SEC and its staff.  FAS 168 changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009.  Since it is not intended to change or alter existing GAAP, the Codification is not expected to have any impact on the Company’s financial condition or results of operations.

NOTE 4.   DISCONTINUED OPERATIONS

The loss from discontinued operations for the three and six months ended June 30, 2008 is summarized as follows:

	(Amounts in Thousands)
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Supervillain	$1,111	$1,530
Zoo Digital	677	677
Repliqa	25	219
On-line concept	48	122
Loss from discontinued operations	$1,861	$2,548

The revenues from the discontinued operations for the three and six months ended June 30, 2008 were 785,000 and $988,000, respectively.

NOTE 5.   INVENTORY

Inventory consisted of:

	(Amounts in Thousands)
	June 30,	December 31,
	2009	2008
Finished products	$1,577	$2,939
Parts and supplies	112	181
Total	$1,689	$3,120

Estimated product returns included in inventory at June 30, 2009 and December 31, 2008 were $182,000 and $337,000, respectively.

NOTE 6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consisted of:

	(Amounts in Thousands)
	June 30, 2009	December 31, 2008
Vendor advances for inventory	$180	$555
Prepaid royalties	1,148	1,072
Income taxes receivable	-	55
Other prepaid expenses	276	442
Total	$1,604	$2,124

NOTE 7.   PRODUCT DEVELOPMENT COSTS

Details of our capitalized product development costs were as follows:

	(Amounts in Thousands)
	June 30, 2009	December 31, 2008
Product development costs, internally developed, net of amortization	$80	$170

Product development costs, externally developed, net of amortization	$5,192	5,168
Total	$5,272	$5,338

NOTE 8.   INTANGIBLE ASSETS, NET

The following table sets forth the components of the intangible assets subject to amortization.

		(Amounts in Thousands)
		June 30, 2009		December 31, 2008
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Net Book	Net Book
	(Years)	Amount	Amortization	Value	Value
Content	10	$14,965	$1,881	$13,084	$10,931
Trademarks	10	1,510	233	1,277	1,353
Customer relationships	10	2,749	424	2,325	2,463
Total		$19,224	$2,538	$16,686	$14,747

Amortization expense related to intangible assets was $412,000 for the three months ended June 30, 2009 and 2008 and was $823,000 for the six months ended June 30, 2009 and 2008.

In May 2009, we entered into a license agreement with New World IP, LLC (“Licensor”) pursuant to which the Licensor granted to Zoo Publishing all of the Licensor’s rights to substantially all the intellectual property of Empire Interactive Europe, LLC for a minimum royalty of $2.6 million to be paid within two years.  At any time prior to April 1, 2011, Zoo Publishing has the option to purchase all rights in and to the Games.  At any time after April 1, 2011, Licensor has the right to sell all rights in and to the Games to Zoo Publishing.  The $2.6 million of costs related to this agreement have been capitalized and are included in Intangible Assets and will be amortized over ten years, while $2.3 million of the liability is recorded in other long-term liabilities and $300,000 is recorded in accrued expenses in the balance sheet.

The following table presents the estimated amortization of intangible assets, based on our present intangible assets, for the next five years as follows:

(Amounts in Thousands)
Year ending December 31,
Balance of 2009	$550
2010	1,922
2011	1,922
2012	1,922
2013	1,922
Thereafter	8,448
Total	$16,686

NOTE 9.   CREDIT AND FINANCING ARRANGEMENTS AND ATARI AGREEMENT

In connection with the Zoo Publishing acquisition, the Company entered into the following credit and finance arrangements:

The Company and Zoo Publishing entered into a purchase order financing agreement with Transcap Trade Finance, LLC (“Transcap”) on December 19, 2007. This agreement made the Company a party to a Master Purchase Order Assignment Agreement dated August 20, 2001 pursuant to which Transcap agreed to provide purchase order financing to or for the benefit of Zoo Publishing. Total advances under the factoring arrangement include letters of credit for purchase order financing and is limited to $10.0 million. The amounts outstanding as of June 30, 2009 and December 31, 2008 were $142,000 and $855,000, respectively. The interest rate is prime plus 4.0% on outstanding advances. As of June 30, 2009 and December 31, 2008, the effective interest rates were 7.25%.  The charges and interest expense on the advances are included in the cost of goods sold in the accompanying condensed consolidated statement of operations.

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

Pursuant to the Assignment Agreement, the Company will assign purchase orders received from customers to Wells Fargo, and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which may accept or decline the assignment of specific purchase orders, will retain us to manufacture, process and ship ordered goods, and will pay us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods.  Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo will re-assign the applicable purchase order to us.  We will pay to Wells Fargo a fee upon their funding of each purchase order and we commit to pay a total fee for twelve months in the aggregate amount of $337,500.  If the fees earned during the twelve month period do not exceed $337,500, we are required to pay the difference between the $337,500 and the amounts already paid on the earlier of the twelve month anniversary of the date of the Assignment Agreement, or the date of termination of the Assignment Agreement.  Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000.  The Assignment Agreement is for an initial term of twelve months, and shall continue thereafter for successive twelve month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement is renewed for one or more twelve month terms, for each such twelve month term, we will pay to Wells Fargo a commitment fee in the sum of $337,500, to be offset against actual fees paid by us upon their payment of each purchase order, to be paid on the earlier of the twelve month anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

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

Also in connection with the Assignment Agreement, on April 6, 2009, Mark Seremet, President, Chief Executive Officer and a director of Zoo Entertainment and Zoo Games, and David Rosenbaum, the President of Operations of Zoo Publishing, entered into a Guaranty with Wells Fargo, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Assignment Agreement and the Security Agreement.

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

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $0.40 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date. The options shall be issued at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option. In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.  The Company estimated the value of the arrangements to be approximately $200,000 as of June 30, 2009 and is included as compensation in the three and six months ended June 30, 2009, and has been included in accrued expenses.  Once the options are issued, we will adjust the expense accordingly.

Zoo Publishing uses a factor to approve credit and to collect the proceeds from a portion of its sales.  In August 2008, Zoo Publishing entered into a new factoring agreement with Working Capital Solutions, Inc., which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. Under the terms of our factoring and security agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 20% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open.  Since the factor acquires the receivables with recourse, we record the gross receivables including amounts due from our customers to the factor and we record a liability to the factor for funds advanced to us from the factor. At June 30, 2009 and December 31, 2008, accounts receivable did not include any amounts due from our customers to the factor and the factor did not have any advance outstanding to the Company. This facility is guaranteed by the Company’s President.

As a result of a fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari will resell the products to wholesalers and retailers that are acceptable to Atari in North America. The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until March 31, 2010.  This agreement provided for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product.  Atari’s fees approximate 10% of our standard selling price and they have been recorded as a reduction in revenue.  During the three and six months ended June 30, 2009, we recorded approximately $7.3 million and $21.0 million, respectively, of net sales to Atari.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2010.  As of June 30, 2009 and December 31, 2008, Atari had prepaid the Company $787,000 and approximately $1.8 million, respectively, for goods not yet shipped which is recorded as customer advances in accrued expenses and other current liabilities.  Also, as of June 30, 2009 and December 31, 2008, Atari owed the Company approximately $1.0 million and $1.8 million, respectively, before allowances, for goods already shipped which are recorded in accounts receivable.

NOTE 10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(Amounts in Thousands)
	June 30, 2009	December 31, 2008
Customer advances ($787 in 2009 and $1,828 in 2008 is from Atari)	$828	$1,828
Due to customers	2,183	710
Obligation arising from Zoo Publishing acquisition	153	254
Obligations relating to Cyoob acquisition	100	100
Obligations to compensate current and former employees	684	720
Royalty	600	252
Operating expenses	472	982
Interest	445	321
Totals	$5,465	$5,167

NOTE 11.   NOTES PAYABLE

Outstanding notes payable, net of unamortized discounts, are as follows:

	(Amounts in Thousands)
Note Description	June 30, 2009	December 31, 2008
Zoo Entertainment convertible notes, net of discounts attributable to the warrant value of $180 and $1,576	$10,970	$9,574
3.9% Zoo Publishing notes, net of discount of $0 and $1,030	-	2,536
2.95% note due June 2012 assumed from Zoo Publishing acquisition	310	370
8.25% Wachovia demand note assumed from Zoo Publishing acquisition	-	45
Note assumed from Zoo Publishing acquisition, 12% interest	-	25
Employee loans, payable on demand	-	331
Zoo Publishing employee loans at 4% interest	-	268
Totals	11,280	13,149
Current portion	11,090	11,377
Non-current portion	$190	$1,772

The face amounts of the notes payable as of June 30, 2009 are due as follows:

(Amounts in Thousands)
Year Ending December	Amount Due
Balance of 2009	$11,210
2010	120
2011	120
2012	10

Total	$11,460

Zoo Entertainment Notes

On July 7, 2008, as amended on July 15, 2008 and July 31, 2008, the Company entered into a note purchase agreement under which the purchasers agreed to provide loans to the Company in the aggregate principal amount of $9.0 million, in consideration for the issuance and delivery of senior secured convertible promissory notes.  In connection with the issuance of such notes, the Company issued to the note holders warrants to purchase 8,181,818 shares of common stock of the Company. The notes bear an interest rate of five percent (5%) for the one year term of the note commencing from issuance, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of common stock of the Company determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with the consent of the Company.  In connection with the note purchase agreement, the Company satisfied a management fee obligation by issuing additional senior secured convertible promissory notes in the principal amount of $750,000 and warrants to purchase 681,818 shares of common stock of the Company. All of the warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated as of July 7, 2008, as amended on August 12, 2008, the Company granted a security interest in all of its assets to each of the purchasers to secure the Company’s obligations under the notes.

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

The total principal amount of all of the notes described above is approximately $11.2 million, $9.8 million of which was incurred prior to the date of the reverse merger. The warrants issued with all the notes were valued at approximately $5.9 million by the Company and an independent valuation firm. We used the income and market valuation approaches to derive the Company’s business enterprise value and then used the Black-Scholes option-pricing model, applying discounts for illiquidity and dilution, to calculate the value of the warrants.  The total deferred debt discount of $5.9 million is amortized over the one year life of the notes. Prior to September 12, 2008, 4,545,455 warrants were exercised and the interest expense related to the discount of these warrants was accelerated. As of September 12, 2008, the deferred debt discount of the existing notes was approximately $2.4 million and the net value of the notes recorded as of September 12, 2008 was approximately $7.8 million. On September 26, 2008, we issued $1.0 million of the notes and 909,090 of the warrants which were valued at $527,000 using consistent valuation methodologies as those used for all the previously issued notes. As of June 30, 2009, the net deferred debt discount of all the notes is $180,000 and the net value of the notes recorded as of June 30, 2009 is approximately $11.0 million.

On June 26, 2009, the Company entered into Amendment No. 2 to Senior Secured Convertible Note (“Amendment No. 2”), with the requisite holders (the “Holders”) of the Company’s senior secured convertible notes issued in the aggregate principal amount of $11.15 million.  Pursuant to Amendment No. 2, the parties agreed to extend the maturity date of the notes that were originally scheduled to mature during July 2009 to August 31, 2009, or, if the Company receives comments from the SEC with respect to the Information Statement Pursuant to Section 14(c) (the “Information Statement”) that the Company filed on July 7, 2009 in connection with an amendment to the Company’s Certificate of Incorporation authorizing a sufficient number of shares of the Company’s common stock to permit the conversion of the notes (“Certificate of Amendment”), September 15, 2009.  The Company did not receive comments from the SEC with respect to the Information Statement and, as such, the maturity date of such notes shall be August 31, 2009.  Amendment No. 2 also provides that the notes shall automatically convert into shares of the Company’s common stock effective immediately on the date by which the following two events have occurred, regardless of the order in which they occur: (a) the effectiveness of the filing the Certificate of Amendment, and (b) the consummation of a financing by the Company for which such sale results in aggregate gross proceeds to the Company of at least $4.0 million. Notwithstanding, if the notes do not convert on or prior to the revised maturity date, Amendment No. 2 provides that the provisions of Amendment No. 2 with respect to automatic conversion shall become null and void and shall be of no further effect.  In consideration of the Holders’ execution and delivery of Amendment No. 2, the Company entered into a letter agreement, dated as of June 26, 2009, pursuant to which the Company granted to the Holders registration rights which require the Company to file with the SEC a registration statement covering the resale of the shares of common stock issuable upon conversion of the notes, within 30 calendar days after receipt of approval of the Company’s stockholders of the Certificate of Amendment or 60 calendar days following the closing of a financing by the Company for which such sale results in aggregate gross proceeds to the Company of at least $4.0 million, whichever is later.

Zoo Publishing Notes

In connection with the acquisition of Zoo Publishing, the Company issued various promissory notes (“Zoo Publishing Note”) in an aggregate of approximately $6.8 million. Approximately $1.8 million of principal was payable at the earlier of the Company’s completion of another round of financing or by December 2008 with the $5.0 million balance to be paid in two installments pursuant to the “Zoo Publishing Note.” The first installment of $2.5 million of principal together with accrued interest at the rate of 3.9% per annum would be due on the earlier of June 18, 2009 and the date on which the Company consummates a round of equity financing of $40.0 million or more. The balance of the Zoo Publishing Note (including accrued interest) would be payable December 18, 2010. In connection with the aforementioned note, the Company recorded a debt discount of approximately $2.3 million. For the three and six months ended June 30, 2009, amortization of deferred debt discount and interest expense were $134,000, $294,000, $29,000 and $64,000, respectively. For the three and six months ended June 30, 2008, amortization of deferred debt discount and interest expense were $304,000, $608,000, $66,000 and $132,000, respectively. In July 2008, the $6.8 million of notes were restructured and approximately $3.2 million of this debt was converted to common stock of the Company based on fair value and of the remaining $3.6 million, approximately $1.1 million became due September 18, 2009, $113,000 became due September 18, 2010, $2.0 million became due December 18, 2010 and approximately $316,000 became due July 31, 2011.

In connection with the Settlement Agreement dated June 18, 2009, all the Zoo Publishing Notes were cancelled and no cash payments were required to be made for either the principal amounts of the notes or the interest accrued.  The net amount of the obligation relieved for the Zoo Publishing Notes was approximately $3.0 million and is included in the gain on legal settlement on the statement of operations (see Note 14).

In connection with the acquisition of Zoo Publishing, the Company also assumed a liability of $1.2 million as part of the Zoo Publishing purchase price. Other notes payable assumed from the Zoo Publishing acquisition included:

•
$200,000 demand note with 12.0% percent interest per annum, callable in six months, minimum guaranteed interest per renewal is $ 12,000. The note is guaranteed by the Zoo Publishing President. The note was totally paid off by March 31, 2009; and

•
Zoo Publishing purchased treasury stock from a former employee in December 2006 for the amount of $650,000. The balance on the note as of June 30, 2009 was $310,000; $120,000 is classified as current and $190,000 is classified as long-term. The payments are due monthly and the amount of the payment is $10,000 per month.

NOTE 12.   INCOME TAXES

Through May 15, 2008, the Company and certain of its consolidated subsidiaries were taxed as a partnership under the provisions of the Internal Revenue Code. Accordingly, the losses incurred by the Company and those subsidiaries through May 15, 2008 were allocated to the respective members and reported on their individual tax returns. Effective May 16, 2008, the Company changed its tax status from a partnership to a corporation and, as a result, began filing consolidated corporate tax returns with its domestic subsidiaries. The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes as well as the deferred tax assets and liabilities recognized for existing timing items relating to the Company's change in tax status.

The components of income tax benefit for the six months ended June 30, 2009 are as follows (in thousands):

Current:
Federal	$—
State	—
Total Current	—
Deferred:
Federal	—
State	—
Total Deferred	—
Total	$—

No income taxes were paid during the six months ended June 30, 2009.

The reconciliation of income tax benefit computed at the U.S. statutory tax rates to income tax benefit for the six months ended June 30, 2009 is:

Tax at U.S. federal income tax rates	(34.0)%
State taxes, net of federal income tax benefit	(2.5)%
Valuation allowance	2.4%
Nondeductible expenses and other	34.1%
0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 2009 are as follows (in thousands):

Deferred tax assets:	Current	Long Term
Net operating loss carried forward	$-	$5,474
Capital loss carried forward	-	515
Allowance for doubtful accounts	317	-
Bonus and other accruals	578	-
Interest on convertible notes	-	198
Non-qualified options	-	421
Gross deferred tax assets	895	6,608
Valuation allowance	(236)	(1,739)
Net deferred tax assets	659	$4,869
Deferred tax liabilities:
Property and equipment	-	(23)
Intangibles	-	(5,505)
Discount on notes	-	-
Total deferred tax liabilities	-	(5,528)
Net deferred tax asset (liability)	$659	$(659)

The Company has approximately $1.2 million of available capital loss carried forward which expire in 2013. A valuation allowance of approximately $515,000 has been recognized to offset the deferred tax assets related to these carried forward. The Company currently does not have any capital gains to utilize against this capital loss. If realized, the tax benefit of this item will be applied to reduce future capital gains of the Company. Additionally, a valuation allowance of approximately $1.9 million has been recognized to offset the net remaining deferred tax assets in excess of deferred tax liabilities because we cannot reasonably project if and when we will generate enough taxable income to utilize any of the deferred tax assets.

As of June 30, 2009, the Company has U.S. federal net operating loss (NOL) carried forward of approximately $13.0 million which will be available to offset taxable U.S. income during the carried forward period and are expected to be fully realized. The federal NOL will begin to expire in 2023. The Company has various state net operating loss carried forward of approximately $12.9 million which will be available to offset taxable state income during the carried forward period. The state NOL will also begin to expire in 2023.  The tax benefit of these items is reflected in the above table of deferred tax assets and liabilities.

NOTE 13.   STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION ARRANGEMENTS

Common Stock

The Company has authorized 75,000,000 shares of common stock, par value $0.001, and 5,000,000 preferred shares, par value $0.001. As of June 30, 2009, there were 38,243,937 shares of common stock issued and 30,442,611 shares of common stock outstanding.

On June 26, 2009, our Board of Directors and stockholders holding approximately 63.6% of our outstanding common stock approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 shares to 250,000,000 shares (the “Share Increase”).  The consents we received constitute the only stockholder approval required for the Share Increase under the Delaware General Corporation Law (the “DGCL”) and our existing Certificate of Incorporation and Bylaws. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended, stockholder approval of these amendments will become effective on or after such date that is approximately 20 calendar days following the date we first mailed the Information Statement to our stockholders.  After such date, the board of directors may implement the Share Increase at any time, at its discretion, by filing a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware.  The Information Statement was first sent to our stockholders on July 31, 2009.  The board of directors intends to effectuate the Share Increase as soon as practicable following August 20, 2009.

In conjunction with the settlement of the litigation with the sellers of Zoo Publishing on June 18, 2009 (see Notes 14 and 17), the sellers returned 5,563,950 shares of common stock to the Company.  These shares were valued at $0.20 and recorded as treasury shares.

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

On January 14, 2009, the Company granted Mr. Seremet an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.30 per share, pursuant to the Company’s 2007 Plan, as amended. There were no other options issued during the six months ended June 30, 2009.

On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum, pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into a Guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”) (see Note 18), the Company agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $0.40 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date. The options shall be issued at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option. In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.

As of June 30, 2009, there was approximately $171,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 - 2.5 years.

The intrinsic value of options outstanding at June 30, 2009 is $0.

Warrants

As of June 30, 2009, there were 6,502,159 warrants outstanding. All are currently exercisable and have a five-year term.

There were no warrants issued in the six months ended June 30, 2009.

NOTE 14.  GAIN ON LEGAL SETTLEMENT

On June 18, 2009, we settled a lawsuit brought by the former sellers of Zoo Publishing, resulting in a net gain on legal settlement of approximately $4.3 million.

The settlement eliminated the following Company’s obligations totaling $3,925,000:
•	outstanding notes with a face value of $3,565,900, discounted as of June 18, 2009 for $736,000 and interest accrued of $219,000
•	employee loans totaling $574,000
•	other obligations for an aggregate amount of $302,000

In conjunction with the settlement of the litigation with the sellers of Zoo Publishing, the sellers returned 5,563,950 shares of common stock to the Company.  These treasury shares were valued at $0.20 and included as part of the gain on legal settlement for approximately $1.1 million.

The Company’s remaining cash obligations and litigation expense amounted to approximately $710,000, resulting in a net gain on settlement of approximately $4.3 million.

NOTE 15.   INTEREST, NET

	(Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest arising form amortization of debt discount	$832	$304	$1,690	$608
Interest on various notes	168	289	343	376
Less interest income	-	(1)	-	(5)
Interest expense, net	$1,000	$592	$2,033	$979

NOTE 16.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2009 and 2008 is as follows:

	(Amounts in Thousands)
	2009	2008
Changes in other assets and liabilities:
Accounts receivable	$1,302	$(907)
Inventory	1,431	214
Prepaid expenses and other current assets	520	1,823
Product development costs	66	(2,293)
Accounts payable	716	2,497
Accrued expenses and other current liabilities	(547)	(943)
Net changes in other assets and liabilities	$3,488	$391

Cash paid during the period of interest	$—	$25
Cash paid during the period of taxes	$—	$6
Non-cash investing and financing activities:
Receipt of 5,563,950 shares for partial settlement of litigation	$1,113	$—
Notes and obligations relieved for partial settlement of litigation	$3,925	$—
Acquisition of Intangible for long-term obligation	$2,600	$—
Issuance of 1,580,237 shares for partial payment of Zoo Digital	$—	$4,086
Exchange of debt for equity at original face value	$—	$550

NOTE 17.   LITIGATION

On February 19, 2009, Susan Kain Jurgensen, Steven Newton, Mercy Gonzalez, Bruce Kain, Wesley Kain, Raymond Pierce and Cristie Walsh filed a complaint against Zoo Publishing, Zoo Games and Zoo in the Supreme Court of the State of New York, New York County, index number 09 / 102381 alleging claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer.  The complaint sought compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies.  On June 18, 2009, we reached a settlement whereby we agreed to pay to the plaintiffs an aggregate of $560,000 (the “Settlement Amount”) in full satisfaction of the disputed claims, without any admission of any liability of wrongdoing as follows: (a) $300,000 on June 26, 2009; (b) $60,000 on or before the earlier of (i) the date that is 90 days from June 18, 2009 or (ii) the date the Company obtains new and available financing, including any amounts currently held in escrow that will be released from escrow after June 18, 2009, in any form and from any source, in an amount totaling at least $2,000,000; (c) $100,000 on or before December 18, 2009; and (d) $100,000 on or before June 18, 2010.  To date, $300,000 of the Settlement Amount has been paid to the plaintiffs.  The Zoo Publishing Notes and all other notes, employment,  agreements, loan agreements, options, warrants and other agreements  relating to the plaintiffs (except with respect to that certain Employment Agreement between Zoo Publishing and Cristie Walsh) were terminated and all outstanding obligations of the Company related to these agreements were cancelled.  In addition, the plaintiffs returned to us an aggregate of 5,563,950 shares of our common stock owned by them prior to such date.

In connection with an action brought by Revolution Partners, LLC against Zoo Games, Inc., the claimant Revolution Partners, LLC was seeking money damages for a claimed investment banking or finder’s fee purportedly earned in connection with a reverse merger transaction and related financing that we entered into in the third quarter of 2008. We settled this claim in June 2009 for $140,000; $60,000 of which was paid as of June 30, 2009 and the balance is included in accounts payable as of June 30, 2009, to be paid in four monthly installments through October 2009.

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

NOTE 18.   RELATED PARTY TRANSACTIONS

We leased office space in New York from 575 Broadway Associates, LLC, a company owned principally by one of our principal investors, from April 2007 to October 2008. We paid rent expense of $0 and $139,000 during the six months ended June 30, 2009 and 2008, respectively, to this related party.

Certain Zoo Publishing employees loaned us an aggregate of up to $765,000 in 2008 on a short-term basis. The Company accrued interest at 4% per annum and all amounts were cancelled as part of the Settlement Agreement (see Note 11).

On April 6, 2009, we entered into an amended and restated purchase order financing arrangement with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to an amended and restated master purchase order assignment agreement (the “Assignment Agreement”).  In connection with the Assignment Agreement, on April 6, 2009 we also entered into an amended and restated security agreement and financing statement (the “Security Agreement”) with Wells Fargo, pursuant to which we granted to Wells Fargo a first priority security interest in certain of our assets as set forth in the Security Agreement, as well as a subordinate security interest in certain other of our assets (the “Common Collateral”), which security interest is subordinate to the security interests in the Common Collateral held by certain of our senior lenders, as set forth in the Security Agreement.  Also in connection with the Assignment Agreement, on April 6, 2009, Mark Seremet, President and Chief Executive Officer of Zoo Games and a director of Zoo Entertainment, and David Rosenbaum, the President of Zoo Publishing, entered into a Guaranty with Wells Fargo, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Assignment Agreement and the Security Agreement.   On May 12, 2009, we entered into a letter agreement with each of Mark Seremet and David Rosenbaum (the “Fee Letters”), pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into the Guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), we agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the Guaranty and Loan remain in full force and effect. If the Guaranty is not released by the end of the month following termination of employment the monthly fee shall be doubled for each month thereafter until the Guaranty is removed.

Additionally, pursuant to the Fee Letters, we agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of our common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $0.40 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into our equity securities that each may own on the Grant Date. The options shall be issued at an exercise price equal to the fair market value of our common stock on the Grant Date and pursuant to our standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option. In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.

NOTE 19.   SUBSEQUENT EVENTS

On July 31, 2009, we filed a Definitive Information Statement on Schedule 14C notifying our stockholders of the approval by certain of our stockholders holding a majority of our outstanding shares of common stock, by written consent, of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 shares to 250,000,000 shares (the “Share Increase”).  The board of directors may implement the Share Increase at any time at its discretion following August 20, 2009, by filing a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In this section, references to “we,” “us,” “our,” “ours,” and “the Company” refer to Zoo Entertainment, Inc. (formerly known as Driftwood Ventures, Inc.) and its operating and wholly-owned subsidiary, Zoo Games, Inc. (formerly known as Green Screen Interactive Software, Inc.) and its operating and wholly owned subsidiaries, Zoo Publishing, Inc. (formerly known as Destination Software, Inc.) and Zoo Entertainment Europe Ltd.

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

Background and History

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

In June 2009, the Company formed a new company in the United Kingdom that is a wholly-owned subsidiary of Zoo Games called Zoo Entertainment Europe Ltd. (“Zoo Europe”) that will focus on the sales and distribution of our products in Europe.  Zoo Europe is currently incurring start-up costs and we expect that revenues will begin in the latter part of 2009.

The financial statements of Zoo Entertainment include operations of each division from the date that they were acquired. The results for Supervillain and Repliqa are included in discontinued operations for the three and six months ended June 30, 2008.

Three Months Ended June 30, 2009 As Compared to the Three Months Ended June 30, 2008

Results of Operations

The following table sets forth, for the period indicated the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data)
	For the Three Months Ended June 30
	2009		2008
Revenue	$7,669		$5,470
Cost of goods sold	7,742	101%	4,406	81%
Gross profit	(73)	(1)%	1,064	19%

Operating expenses:
General and administrative expenses	1,866	24%	2,280	42%
Selling and marketing expenses	662	9%	1,053	19%
Research and development expenses	290	4%	585	11%
Depreciation and amortization	435	6%	443	8%
Total operating expenses	3,253	42%	4,361	80%

Loss from operations	(3,326)	(43)%	(3,297)	(60)%
Interest expense, net	(1,000)	(13)%	(592)	(11)%
Gain on legal settlement	4,328	56%	-	0%
Profit (loss) from continuing operations before income tax benefit	2	(12)%	(3,889)	(71)%
Income tax benefit	-	0%	1,058	19%
Profit (loss) from continuing operations	2	(12)%	(2,831)	(52)%
Loss from discontinued operations	-	0%	(1,861)	(34)%
Net profit (loss)	$2	(12)%	$(4,692)	(86)%
Earnings (loss) per share from continuing operations	$0.00		$(0.15)

Net Revenues

Net revenues for the three months ended June 30, 2009 were approximately $7.7 million, an increase of approximately 40% over the sales for the three months ended June 30, 2008 which were approximately $5.5 million, all consisting of casual game sales in North America.  The sales in the 2009 period are recorded net of the $842,000 fee to Atari for the period; without this fee, the sales increase from 2008 to 2009 would be 56%.  The breakdown of gross sales by platform is:
	Three Months Ended June 30,
	2009	2008
Nintendo Wii	61%	33%
Nintendo DS	34%	61%
Nintendo GBA	1%	1%
SONY PS2	0%	2%
SONY PSP	0%	3%
Microsoft Xbox	4%	0%

The biggest sellers during the 2009 period were (i) M&M Beach Party on the Nintendo Wii platform, (ii) M&M Kart Racing on the Nintendo Wii platform, and (iii) M&M Kart Racing on the Nintendo DS platform. The biggest sellers during the 2008 period were (i) Chicken Shoot, (ii) M&M Kart Racing and (iii) Showtime Championship Boxing, all on the Nintendo Wii platform. The 2009 period consisted of approximately 1.1 million units sold at an average gross price of $8.96, while the 2008 period consisted of approximately 500,000 units sold at an average gross price of $10.64.

Gross Profit

Gross profit for the three months ended June 30, 2009 was a loss of $73,000, or (1%) of net revenue, while the gross profit for the three months ended June 30, 2008 was approximately $1.1 million, or 20% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. The Atari sales agreement was in place during the entire 2009 period and the Atari’s fees that are recorded as a reduction in revenue during this period were approximately $842,000 as compared to $0 in the corresponding period in 2008.  As part of our business plan to focus on higher margin games and more cost effective product licenses, we opted to discontinue certain lower-margin products in the 2009 period through the accelerated sale of such products at lower than normal prices.  This resulted in a significant amount of sales at very low margins which along with royalty fees and amortization of product development costs resulted in a negative overall gross margin for the 2009 period.  There were no similar close-out initiatives during the comparable period in 2008.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30 2009 were approximately $1.9 million as compared to $2.3 million for the comparable period in 2008. The reduction in costs from the 2008 period to the 2009 period resulted primarily from a reduction in corporate salaries and related costs. During the three months ended June 30, 2009 the Company incurred approximately $120,000 in startup cost for its new European sales office.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2009 and 2008 were $662,000 and $1.1 million, respectively. These expenses all relate to the sales of casual games in North America and consist primarily of the salaries, commissions and related costs for Zoo Publishing.  Due to the Atari sales agreement in 2009, we incurred a lower percentage of distribution costs in the 2009 period vs. the 2008 period.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2009 were approximately $290,000 as compared to $585,000 for the three months ended June 30, 2008. These expenses are a direct result of our decision to discontinue the development of certain games during these periods. The Company has modified its business model to focus on casual products which carry significantly lower development risks and costs.

Depreciation and Amortization Expenses

Depreciation and amortization costs for the three months ended June 30, 2009 were $435,000 as compared to $443,000 in the prior period. Both periods include $412,000 resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition. The balance relates to depreciation of fixed assets during the period.

Interest Expense

Interest expense for the 2009 period was approximately $1.0 million as compared to $592,000 for the 2008 period. The 2009 period includes $698,000 of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $139,000 of interest relating to the Zoo Entertainment Notes and approximately $163,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $133,000 is non-cash interest imputed at the then market rate. The 2008 period includes $370,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $304,000 is non-cash interest imputed at the then market rate.

Gain on Legal Settlement

During the 2009 period, we settled a lawsuit brought by the former sellers of Zoo Publishing, resulting in a net gain on settlement of approximately $4.3 million.  The settlement eliminated the Company’s obligations for certain outstanding notes, employee loans and other obligations for an aggregate amount of approximately $3.9 million.  The settlement returned approximately 5.6 million shares to treasury valued at approximately $1.1 million.  The Company’s remaining cash obligations and litigation expense amounted to approximately $710,000, resulting in a net gain on settlement of approximately $4.3 million.

Income Tax Benefit

We did not record any income tax benefit for the three months ended June 30, 2009 as compared to $1.1 million for the three months ended June 30, 2008. As of December 31, 2008, we had already maximized the allowable amount of deferred taxes, so no additional tax benefits could be recorded for the 2009 period.

Loss from Discontinued Operations

During the three months ended June 30, 2008, we generated a loss of approximately $1.9 million from four operating divisions which were subsequently discontinued, so the net losses relating to those operations are recorded separately as a loss from discontinued operations. The loss relating to Supervillain was approximately $1.1 million, the loss relating to Zoo Digital was $677,000, the loss relating to Repliqa was $25,000 and the loss relating to the on-line concept was $48,000.

Earnings (loss) per Share from Continuing Operations

The earnings per share from continuing operations for the three months ended June 30, 2009 was $0.00, based on a weighted average shares outstanding for the period of 35.2 million, vs. a loss per share from continuing operations of $0.15, based on a weighted average shares outstanding of 19.4 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 As Compared to the Six Months Ended June 30, 2008

Results of Operations

The following table sets forth, for the period indicated the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data)
	For the Six Months Ended June 30
	2009		2008
Revenue	$21,553		$14,499
Cost of goods sold	19,225	89%	13,213	91%
Gross profit	2,328	11%	1,286	9%

Operating expenses:
General and administrative expenses	3,260	15%	3,399	23%
Selling and marketing expenses	1,525	7%	1,917	13%
Research and development expenses	370	2%	1,479	10%
Depreciation and amortization	869	4%	891	6%
Total operating expenses	6,024	28%	7,686	53%

Loss from operations	(3,696)	(17)%	(6,400)	(44)%
Interest expense, net	(2,033)	(9)%	(979)	(7)%
Gain on settlement	4,328	20%	-	0%
Loss from continuing operations before income tax benefit	(1,401)	(7)%	(7,379)	(51)%
Income tax benefit	-	0%	1,058	7%
Loss from continuing operations	(1,401)	(7)%	(6,321)	(44)%
Loss from discontinued operations	-	0%	(2,548)	(18)%
Net loss	$(1,401)	(7)%	$(8,869)	(61)%
Loss per share from continuing operations	$(0.04)		$(0.35)

Net Revenues

Net revenues for the six months ended June 30, 2009 were approximately $21.6 million, an increase of approximately 49% over the sales for the six months ended June 30, 2008 of approximately $14.5 million, all consisting of casual game sales in North America. The sales in the 2009 period are recorded net of the $2.4 million fee to Atari for the period; without this fee, the sales increase from 2008 to 2009 would be 65%.  The breakdown of gross sales by platform is:

	Six Months Ended June 30,
	2009	2008
Nintendo Wii	62%	26%
Nintendo DS	33%	68%
Nintendo GBA	0%	3%
SONY PS2	2%	1%
SONY PSP	0%	2%
Microsoft Xbox	3%	0%

The biggest sellers during the 2009 period were (i) M&M Kart Racing, (ii) M&M Beach Party, and (iii) Deal or No Deal, all on the Nintendo Wii platform. The biggest sellers during the 2008 period were (i) the compilation of Battle Ship, Connect 4, Sorry & Trouble on the Nintendo DS platform, (ii) the compilation of Clue, Perfection & Aggravation on the Nintendo DS platform, and (iii) M&M Kart Racing on the Nintendo Wii platform. The 2009 period consisted of approximately 2.5 million units sold compared to approximately 1.6 million units sold for the same period in 2008.

Gross Profit

Gross profit for the six months ended June 30, 2009 was approximately $2.3 million, or 11% of net revenue, while the gross profit for the six months ended June 30, 2008 was approximately $1.3 million, or 9% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. The Atari sales agreement was in place during the entire 2009 period and Atari’s fees recorded as a reduction in revenue during this period were approximately $2.4 million as compared to $0 in the corresponding period in 2008.  As part of our business plan to focus on higher margin games and more cost effective product licenses, we opted to discontinue certain lower-margin products in the 2009 period through the accelerated sale of such products at lower than normal prices.  This resulted in a significant amount of sales at very low margins, which along with royalty fees and amortization of product development costs resulted in a low overall gross margin for the 2009 period.  The 2008 period included a close-out initiative for a license that terminated during that period resulting in similar low overall margins for the 2008 period.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30 2009 were approximately $3.3 million as compared to $3.4 million for the comparable period in 2008. The decrease in costs from the 2008 period to the 2009 period resulted primarily from a reduction in corporate salaries and related costs. During the six months ended June 30, 2009 the Company incurred approximately $120,000 in startup cost for its new European sales office.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2009 and 2008 were approximately $1.5 million and $1.9 million, respectively.  These expenses all relate to the sales of casual games in North America and consist primarily of the salaries, commissions and related costs for Zoo Publishing. Due to the Atari sales agreement in 2009, we incurred a lower percentage of distribution costs in the 2009 period compared to the 2008 period.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2009 were approximately $370,000 as compared to approximately $1.5 million for the six months ended June 30, 2008. These expenses are a direct result of our decision to discontinue the development of certain games during these periods.  The Company has modified its business model to focus on casual products which carry significantly lower development risks and costs.

Depreciation and Amortization Expenses

Depreciation and amortization costs for the six months ended June 30, 2009 were $869,000 as compared to $891,000 in the prior period. Both periods include $823,000 resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition. The balance relates to depreciation of fixed assets during the period.

Interest Expense

Interest expense for the 2009 period was approximately $2.0 million as compared to $979,000 for the 2008 period. The 2009 period includes approximately $1.4 million of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $279,000 of interest relating to the Zoo Entertainment Notes and approximately $358,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $293,000 is non-cash interest imputed at the then market rate.  The 2008 period includes $765,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $608,000 is non-cash interest imputed at the then market rate.

Gain on Legal Settlement

During the 2009 period, we settled a lawsuit brought by the former sellers of Zoo Publishing, resulting in a net gain on settlement of approximately $4.3 million.  The settlement eliminated the Company’s obligations for certain outstanding notes, employee loans and other obligations for an aggregate amount of approximately $3.9 million.  The settlement returned approximately 5.6 million shares to treasury valued at approximately $1.1 million.  The Company’s remaining cash obligations and litigation expense amounted to approximately $710,000, resulting in a net gain on settlement of approximately $4.3 million.

Income Tax Benefit

We did not record any income tax benefit for the six months ended June 30, 2009. As of December 31, 2008, we had already maximized the allowable amount of deferred taxes, so no additional tax benefits could be recorded for the 2009 period. During the six months ended June 30, 2008, we recorded a tax benefit of approximately $1.1 million.

Loss from Discontinued Operations

During the six months ended June 30, 2008, we incurred an aggregate of approximately $2.5 million in losses from four operating divisions which were subsequently discontinued, so the net losses relating to those operations are recorded separately as a loss from discontinued operations.  The loss relating to Supervillain was approximately $1.5 million, the loss relating to Zoo Digital was $677,000, the loss relating to Repliqa was $219,000 and the loss relating to the on-line concept was $122,000.

Loss per Share from Continuing Operations

The loss per share from continuing operations for the six months ended June 30, 2009 was $0.04, based on a weighted average shares outstanding for the period of 35.6 million, vs. a loss per share from continuing operations of $0.35, based on a weighted average shares outstanding of 18.0 million for six months ended June 30, 2008.

Liquidity and Capital Resources

We incurred a loss from continuing operations of approximately $1.4 million for the six months ended June 30, 2009 and a net loss of approximately $6.3 million from continuing operations for the six months ended June 30, 2008. Our principal source of cash during the 2009 period was from the use of our purchase order financing and cash generated from operations. Net cash provided from operating activities for the six months ended June 30, 2009 was $562,000, while net cash used in continuing operations for the six months ended June 30, 2008 was $4.8 million. The specifics of the Atari sales agreement, which was in effect during the 2009 period, where Atari prepays the Company for the cost of goods and pays the balance due within 15 days of shipping the product, resulted in significant improvements for our cash provided from operations in the 2009 period, as compared to the 2008 period.

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

On June 26, 2009, the Company entered into Amendment No. 2 to Senior Secured Convertible Note (“Amendment No. 2”), with the requisite holders (the “Holders”) of the Company’s senior secured convertible notes issued in the aggregate principal amount of $11.15 million.   Pursuant to Amendment No. 2, the parties agreed to extend the maturity date of the notes that were originally scheduled to mature during July 2009 to August 31, 2009, or, if the Company receives comments from the SEC with respect to the Information Statement Pursuant to Section 14(c) (the “Information Statement”) that the Company filed on July 7, 2009 in connection with an amendment to the Company’s Certificate of Incorporation authorizing a sufficient number of shares of the Company’s common stock to permit the conversion of the notes (“Certificate of Amendment”), September 15, 2009.  The Company did not receive comments from the SEC with respect to the Information Statement and, as such, the maturity date of such notes shall be August 31, 2009.  Amendment No. 2 also provides that the notes shall automatically convert into shares of the Company’s common stock effective immediately on the date by which the following two events have occurred, regardless of the order in which they occur: (a) the effectiveness of the filing the Certificate of Amendment, and (b) the consummation of a financing by the Company for which such sale results in aggregate gross proceeds to the Company of at least $4.0 million. Notwithstanding, if the notes do not convert on or prior to the revised maturity date, Amendment No. 2 provides that the provisions of Amendment No. 2 with respect to automatic conversion shall become null and void and shall be of no further effect.  In consideration of the Holders’ execution and delivery of Amendment No. 2, the Company entered into a letter agreement, dated as of June 26, 2009, pursuant to which the Company granted to the Holders registration rights which require the Company to file with the SEC a registration statement covering the resale of the shares of common stock issuable upon conversion of the notes, within 30 calendar days after receipt of approval of the Company’s stockholders of the Certificate of Amendment or 60 calendar days following the closing of a financing by the Company for which such sale results in aggregate gross proceeds to the Company of at least $4.0 million, whichever is later.

Zoo Publishing Notes

In connection with Zoo Games’ acquisition of Zoo Publishing, there was an outstanding 3.9% promissory note for the benefit of the former shareholders of Zoo Publishing in the aggregate principal amount of $2,957,500. Of that amount, $1,137,500 of the principal plus accrued and unpaid interest was scheduled to be paid on or before September 18, 2009 and the remaining $1,820,000 plus accrued and unpaid interest was scheduled to be paid on or before December 18, 2010.  Also in connection with the acquisition of Zoo Publishing, Zoo Games was required to pay an individual an aggregate of $608,400. Of that amount, $292,500 was due on December 18, 2010 and $315,900 was scheduled to be paid on July 31, 2011, in cash or our common stock based on the fair market value of our common stock as of July 31, 2011, at the election of Zoo Games.  In connection with the Settlement Agreement dated June 18, 2009, all the Zoo Publishing Notes and the note to the individual were cancelled and no cash payments were required to be made for either the principal amounts of the notes or the interest accrued.  The net amount of the obligations relieved for the Zoo Publishing Notes was approximately $3.0 million and is included in the Gain on Settlement on the Statement of Operations.

As part of the acquisition of Zoo Publishing, Zoo Games was required to pay $1,200,000 to an employee of Zoo Publishing.  Of that amount, as of June 30, 2009, Zoo Games paid $387,000; $193,000 is past due and $620,000 will be paid on July 31, 2011, in cash or our common stock based on the fair market value of our common stock as of July 31, 2011, at the election of Zoo Games.

Zoo Publishing has additional debt outstanding which debt existed prior to Zoo Games’ acquisition of that subsidiary. As of June 30, 2009, Zoo Publishing owes approximately $310,000 as a result of the repurchase of certain stock from a former stockholder. This amount is being repaid by its terms in monthly increments of $10,000.

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

Pursuant to the Assignment Agreement, the Company will assign purchase orders received from customers to Wells Fargo, and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which may accept or decline the assignment of specific purchase orders, will retain us to manufacture, process and ship ordered goods, and will pay us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods.  Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo will re-assign the applicable purchase order to us.  We will pay to Wells Fargo a fee upon their funding of each purchase order and we commit to pay a total fee for twelve months in the aggregate amount of $337,500.  If the fees earned during the twelve month period do not exceed $337,500, we are required to pay the difference between the $337,500 and the amounts already paid on the earlier of the twelve month anniversary of the date of the Assignment Agreement, or the date of termination of the Assignment Agreement.  Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000.  The Assignment Agreement is for an initial term of twelve months, and shall continue thereafter for successive twelve month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement is renewed for one or more twelve month terms, for each such twelve month term, we will pay to Wells Fargo a commitment fee in the sum of $337,500, to be offset against actual fees paid by us upon their payment of each purchase order, to be paid on the earlier of the twelve month anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

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

As a result of a fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari will resell the products to wholesalers and retailers that are acceptable to Atari in North America. This agreement provides for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product. Atari’s fees approximate 10% of our standard selling price. Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2010. The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until March 31, 2010.

We believe the existing cash and cash generated from operations will be sufficient to meet our immediate operating requirements along with our current financial arrangements. However, given our strategic plan, working capital requirements, debt obligations, planned capital expenditures and potential future acquisitions, we will need to raise additional capital within the short-term. We also need to either raise enough capital to force conversion of the $11.2 million of Zoo Entertainment Notes, at face value, that mature on August 31, 2009 and September 26, 2009, as applicable, into equity or restructure the maturing note obligations. We believe that we require at least an additional $4 million to $10 million in financing in order to fund our operating requirements and strategic plan for the following 12 months.

In addition, should we be successful in raising capital, we may need to raise additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

The report of our independent auditors on our financial statements for the fiscal year ended December 31, 2008 includes an explanatory paragraph raising doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates since the year ended December 31, 2008. A complete description of our critical accounting polices and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009 and also in Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended June 30, 2009.

Recently Issued Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended June 30, 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

We are committed to appropriately addressing this matter in 2009 and we have engaged additional qualified personnel to assist in these areas.  We will continue to reassess our accounting and finance staffing levels to ensure that we have the appropriate accounting resources to handle the existing workload.

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control that occurred during the during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

On February 19, 2009, Susan Kain Jurgensen, Steven Newton, Mercy Gonzalez, Bruce Kain, Wesley Kain, Raymond Pierce and Cristie Walsh filed a complaint against Zoo Publishing, Zoo Games and Zoo in the Supreme Court of the State of New York, New York County, index number 09 / 102381 alleging claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer.  The complaint sought compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies.  On June 18, 2009, we reached a settlement whereby we agreed to pay to the plaintiffs an aggregate of $560,000 (the “Settlement Amount”) in full satisfaction of the disputed claims, without any admission of any liability of wrongdoing as follows: (a) $300,000 on June 26, 2009; (b) $60,000 on or before the earlier of (i) the date that is 90 days from June 18, 2009 or (ii) the date the Company obtains new and available financing, including any amounts currently held in escrow that will be released from escrow after June 18, 2009, in any form and from any source, in an amount totaling at least $2,000,000; (c) $100,000 on or before December 18, 2009; and (d) $100,000 on or before June 18, 2010.  To date, $300,000 of the Settlement Amount has been paid to the plaintiffs.  The Zoo Publishing Notes and all other notes, employment,  agreements, loan agreements, options, warrants and other agreements  relating to the plaintiffs (except with respect to that certain Employment Agreement between Zoo Publishing and Cristie Walsh) were terminated and all outstanding obligations of the Company related to these agreements were cancelled.  In addition, the plaintiffs returned to us an aggregate of 5,563,950 shares of our common stock owned by them prior to such date.

In connection with an action brought by Revolution Partners, LLC against Zoo Games, Inc., the claimant Revolution Partners, LLC was seeking money damages for a claimed investment banking or finder’s fee purportedly earned in connection with a reverse merger transaction and related financing that we entered into in the third quarter of 2008. We settled this claim in June 2009 for $140,000, $60,000 of which was paid as of June 30, 2009 and the balance of which is included in accounts payable as of June 30, 2009, to be paid in four monthly installments through October 2009.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2009- April 30, 2009	-		-		-	-
May 1, 2009- May 31, 2009	-		-		-	-
June 1, 2009- June 30, 2009	5,563,950	(1)		(1)	-	-

(1)  On February 19, 2009, Susan Kain Jurgensen, Steven Newton, Mercy Gonzalez, Bruce Kain, Wesley Kain, Raymond Pierce and Cristie Walsh filed a compliant against Zoo Publishing, Zoo Games and Zoo in the Supreme Court of the State of New York, New York County, alleging claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer.  The complaint sought compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies.  On June 18, 2009, we reached a settlement whereby we agreed to pay to the plaintiffs an aggregate of $560,000 in full satisfaction of the disputed claims, without any admission of any liability of wrongdoing. In connection with the settlement agreement, the plaintiffs returned to us an aggregate of 5,563,950 shares of our common stock owned by the plaintiffs prior to such date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2009, the Company received, in lieu of a meeting, written consents from the holders of 19,346,362 shares of common stock, representing approximately 63.6% of the total issued and outstanding shares of common stock, approving an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 shares to 250,000,000 shares.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Amendment No. 2 to Senior Secured Convertible Note, dated as of June 26, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
10.2	Letter Agreement, dated as of June 26, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
10.3	Amendment Number 3 to the October 24, 2008 Sales Agreement, dated as of June 15, 2009, by and between Zoo Publishing, Inc. and Atari, Inc. †
10.4	Amendment No. 2 to License Agreement, dated as of May 20, 2009, by and among Zoo Publishing, Inc., Zoo Entertainment, Inc. and New World IP, LLC.
10.5	Employment Agreement, dated as of January 1, 2008, by and between Zoo Publishing, Inc. and David Rosenbaum. *
10.6	Amendment No. 1 to Employment Agreement, dated as of July 1, 2008, by and between Zoo Publishing, Inc. and David Rosenbaum. *
10.7	Amendment No. 2 to Employment Agreement, dated as of July 23, 2009, by and between Zoo Publishing, Inc. and David Rosenbaum. *
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

* Management compensation agreements
† Confidential treatment as to certain portions requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 14, 2009

ZOO ENTERTAINMENT, INC

/s/ Mark Seremet
Mark Seremet President and Chief Executive Officer (Principal Executive Officer)

/s/ David Fremed
David Fremed Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Amendment No. 2 to Senior Secured Convertible Note, dated as of June 26, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
10.2	Letter Agreement, dated as of June 26, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
10.3	Amendment Number 3 to the October 24, 2008 Sales Agreement, dated as of June 15, 2009, by and between Zoo Publishing, Inc. and Atari, Inc. †
10.4	Amendment No. 2 to License Agreement, dated as of May 20, 2009, by and among Zoo Publishing, Inc., Zoo Entertainment, Inc. and New World IP, LLC.
10.5	Employment Agreement, dated as of January 1, 2008, by and between Zoo Publishing, Inc. and David Rosenbaum. *
10.6	Amendment No. 1 to Employment Agreement, dated as of July 1, 2008, by and between Zoo Publishing, Inc. and David Rosenbaum. *
10.7	Amendment No. 2 to Employment Agreement, dated as of July 23, 2009, by and between Zoo Publishing, Inc. and David Rosenbaum. *
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

* Management compensation agreements
† Confidential treatment as to certain portions requested