Form 10-Q
period 2009-09-30
Zoo Entertainment, Inc
filed 2009-11-23
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes   ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No  ☒

As of November 17, 2009, there were 39,425,755 shares of the Registrant’s common stock, par value $0.001 per share, issued and 31,624,429 shares outstanding.

ZOO ENTERTAINMENT, INC.

Table of Contents

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands Except Share and Per Share Amounts)

	September 30, 2009	December 31, 2008 *
	(unaudited)
ASSETS
Current Assets

Cash	$533	$849
Accounts receivable, net of allowances for returns and discounts of $713 and $1,160	3,254	1,832
Inventory	2,176	3,120
Prepaid expenses and other current assets	4,374	2,124
Product development costs, net	5,739	5,338
Deferred tax asset	491	688
Total Current Assets	16,567	13,951

Fixed assets, net	232	214

Goodwill	-	14,704
Intangible assets, net	8,914	14,747
Total Assets	$25,713	$43,616

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$5,597	$5,709
Financing arrangements	3,503	849
Customer advances	5,241	1,828
Accrued expenses and other current liabilities	2,980	3,099
Notes payable, net of discount of $0 and $145- current portion	120	1,803
Convertible notes payable, net of discount of $0 and $1,576, including accrued interest of $656 and $240	11,806	9,814
Total Current Liabilities	29,247	23,102

Notes payable, net of discount of $0 and $885- non current portion	180	1,772
Deferred tax liability	491	688
Other long-term liabilities	2,920	620

Total Liabilities	32,838	26,182

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred Stock, par value $0.001, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 250,000,000 shares authorized, 39,425,755 issued and 31,624,429 outstanding September 30, 2009 and 38,243,937 issued and outstanding December 31, 2008	39	38
Additional Paid-in-capital	53,264	52,692
Accumulated deficit	(55,967)	(31,940)
Treasury Stock, at cost, 7,801,326 shares September 30,2009 and 2,237,376 shares December 31, 2008	(4,469)	(3,356)
Accumulated other comprehensive income	8	-
Total Stockholders' Equity (Deficiency)	(7,125)	17,434
Total Liabilities and Stockholders' Equity (Deficiency)	$25,713	$43,616

*Derived from audited financials

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (In Thousands Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Revenue	$8,583	$7,865	$30,136	$22,364
Cost of goods sold	6,662	5,093	25,887	18,306
Gross profit	1,921	2,772	4,249	4,058

Operating expenses:
General and administrative expenses	1,750	4,037	5,010	7,436
Selling and marketing expenses	548	1,352	2,073	3,269
Research and development expenses	—	2	370	1,481
Impairment of goodwill and other intangible assets	22,000	—	22,000	—
Depreciation and amortization	504	434	1,373	1,325
Total operating expenses	24,802	5,825	30,826	13,511

Loss from operations	(22,881)	(3,053)	(26.577)	(9,453)
Interest expense, net	(370)	(1,554)	(2,403)	(2,533)
Gain on legal settlement	—	—	4,328	—
Other income – insurance recovery	860	—	860	—
Loss from continuing operations before income tax benefit	(22,391)	(4,607)	(23,792)	(11,986)
Income tax benefit	—	2,542	—	3,600
Loss from continuing operations	(22,391)	(2,065)	(23,792)	(8,386)
Loss from discontinued operations	(235)	(1,731)	(235)	(4,279)
Net loss	$(22,626)	$(3,796)	$(24,027)	$(12,665)

Loss per share – basic and diluted:
Continuing operations	$(0.72)	$(0.08)	$(0.70)	$(0.40)
Discontinued operations	(0.01)	(0.06)	(0.01)	(0.20)
Net loss	$(0.72)	$(0.14)	$(0.70)	$(0.60)

Weighted average shares outstanding:
Basic and diluted	31,213,362	27,051,407	34,126,320	21,058,233

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net loss	$(24,027)	$(12,665)
Loss from discontinued operations	(235)	(4,279)
Net loss from continuing operations	(23,792)	(8,386)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities::
Gain on legal settlement	(4,328)	—
Impairment of goodwill and other intangible assets	22,000	—
Depreciation and amortization	1,373	1,325
Amortization of deferred debt discount	1,870	2,126
Deferred income taxes	—	(3,899)
Stock based compensation	566	1,908
Other changes in assets and liabilities, net	(412)	(10,323)
Net cash used in continuing operations	(2,723)	(17,249)
Net cash used in discontinued operations	—	(2,491)
Net cash used in operating activities	(2,723)	(19,740)

Investing activities:
Purchases of fixed assets	(92)	(65)
Purchases of intangible assets	(162)	—
Cash received from acquisition of Driftwood	—	1,669
Net cash (used in) provided by investing activities	(254)	1,604

Financing activities:
Proceeds from sale of equity securities	7	6,118
Net borrowings in connection with financing facilities	2,654	5,422
Proceeds from Driftwood issuance of convertible notes – pre-merger	—	7,823
Proceeds from issuance of convertible notes – post merger	—	1,000
Net cash provided by financing activities	2,661	20,363
(Decrease) increase in cash	(316)	2,227
Cash at beginning of period	849	138
Cash at end of period	$533	$2,365

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Deficiency) and Other Comprehensive Loss (Unaudited)
For the Nine Months Ended September 30, 2009
(In Thousands)

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Accumulated Other Comprehensive
	Shares	Par Value	Shares Issued	Par Value	Paid-in- Capital	Deficit	Shares	Cost	Income	Total

Balance December 31, 2008	—	$—	38,244	$38	$52,692	$(31,940)	2,237	$(3,356)	$—	$17,434
Stock-based compensation			—	—	66					66

Value of shares returned to treasury from settlement of litigation							5,564	(1,113)		(1,113)
Warrants exercised			682	1	6					7
Shares issued for personal guaranty			500	-	100					100
Value of warrant issued for distribution agreement					400					400

Net loss						(24,027)				$(24,027)
Adjustment for foreign currency translation									8	8
Other comprehensive loss										$(24,019)
Balance September 30, 2009	—	$—	39,426	$39	$53,264	$(55,967)	7,801	$(4,469)	$8	$(7,125)

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. And Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1.   DESCRIPTION OF ORGANIZATION AND REVERSE MERGER

Zoo Entertainment, Inc., (“Zoo” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc. On December 20, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001, per share, and 5,000,000 shares of preferred stock, par value $0.001, per share.  In August 2009, the Company increased its authorized shares of common stock to 250,000,000, par value $0.001 per share. On November 20, 2009, as a result of the Company consummating an approximately $4.2 million preferred equity raise, the Company will issue series A preferred stock (“Series A Preferred Stock”).  Concurrently, as a result of the aforementioned preferred equity raise, the Company will convert approximately $11.8 million of existing debt and related accrued interest into series B preferred stock (“Series B Preferred Stock”). The Series A Preferred Stock and the Series B Preferred Stock will convert into common shares of the Company upon a sufficient increase in authorized common shares of the Company. (See Note 20 for further details in connection with the conversion features).   The Company was engaged in acquiring and exploring mineral properties until September 30, 2007 when this activity was abandoned. The Company had been inactive until July 7, 2008 when the Company entered into an Agreement and Plan of Merger, as subsequently amended on September 12, 2008 with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Zoo Games, Inc. (“Zoo Games”) (formerly known as Green Screen Interactive Software, Inc.) and a stockholder representative, pursuant to which Merger Sub would merge with and into Zoo Games, with Zoo Games as the surviving corporation through an exchange of common stock of Zoo Games for common stock of the Company (the “Merger”). On December 3, 2008, Driftwood Ventures, Inc. changed its name to Zoo Entertainment, Inc.

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

Zoo Games, a Delaware corporation, is a developer, publisher and distributor of interactive entertainment software for use on all major platforms including Nintendo’s Wii and DS, Sony’s PSP and PlayStation 3, Microsoft’s Xbox 360, and personal computers (PCs). Zoo Games sells primarily to major retail chains and video game distributors. Zoo Games began business in March 2007, acquired the assets of Supervillain Studios, Inc. (“SVS”) on June 13, 2007, acquired the stock of Zoo Publishing, Inc. (“Zoo Publishing”) on December 18, 2007 and acquired the stock of Zoo Digital Publishing Limited (“Zoo Digital”) on April 4, 2008. The consolidated financial statements include the results of their operations from their respective acquisition dates. We also acquired an interest in Cyoob, Inc., also known as Repliqa (“Repliqa”), on June 28, 2007. During January 2008, Zoo Games’ board of directors made a determination to discontinue its involvement with the operations of Repliqa. During September 2008, Zoo Games sold SVS back to its original owners. In November 2008, Zoo Games sold Zoo Digital back to its original owners. Repliqa, SVS and Zoo Digital have been reflected as discontinued operations for all periods presented. In May 2009, we entered into a license agreement with New World IP (Licensor”) pursuant to which the Licensor granted to Zoo Publishing all of the Licensor’s rights to substantially all the intellectual property of Empire Interactive Europe, Ltd. for a minimum royalty of $2.6 million. In June 2009, we formed a new company called Zoo Entertainment Europe Ltd., a 100% subsidiary of Zoo Games, Inc. based in the United Kingdom for the purpose of sales and distribution of our product in Europe.

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

NOTE 2.   GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $56.0 million and a working capital deficiency of approximately $12.7 million at September 30, 2009. For the nine months ended September 30, 2009 the Company generated negative cash flows from operations of approximately $2.7 million, and for the year ended December 31, 2008 the Company generated negative cash flows from operations of approximately $12.1 million. Although the Company’s business plan anticipates the generation of positive cash flow, there is no assurance that it will succeed in doing so.  An inability to meet its business goals would raise substantial doubt as to the Company's ability to continue as a going concern. In addition, the Company has various notes maturing in February 2010 with an aggregate face value of approximately $11.2 million, $11.8M including accrued interest. On November 2, 2009, the Company and its Senior Secured Convertible Note Holders amended the Senior Convertible Note whereby the parties agreed that if the Company raises at least $4 million in new capital prior to February 2, 2010, the notes will automatically convert into equity.  On November 20, 2009, the requisite Senior Secured Convertible Note Holders agreed to convert their debt into Preferred Shares of the Company that will ultimately convert into common shares that would represent 36.5% of the equity of the Company on a pro-forma basis.

The Company’s ability to continue as a going concern is dependent on, among other factors, the following major short term actions:  i.) its ability to generate cash flow from operations sufficient to maintain its daily business activities ii.) its ability to raise capital from outside sources through the sale of equity or debt instruments primarily to fund the ongoing development and acquisition of new games and iii.) the restructuring of its maturing note obligations. Management’s active efforts in this regard include trade arrangements for advance payments secured by future sales, an agreement with its note holders as detailed above, as well as operational steps to increase cash flow through an increase in both the quantity and quality of its product releases. There can be no assurance that all or any of these actions will meet with success.

On November 20, 2009, the Company consummated a $4.2 million convertible preferred stock equity raise and converted approximately $11.8 million of debt including related accrued interest into preferred stock, improving its working capital by $16.0 million and putting the Company into a positive net working capital position on a pro-forma basis as of September 30, 2009.

These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in the Company’s Form 10-K Annual Report for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 15, 2009. The results for the three months and nine months ended September 30, 2009 might not be indicative of the results for the full year or any future period.

The condensed consolidated financial statements of the Company include the accounts of Zoo Games and its wholly and majority owned subsidiaries, Supervillain Studios LLC, Zoo Publishing, Zoo Entertainment Europe Ltd., Zoo Digital Publishing Limited and Repliqa during the periods that each subsidiary was directly or indirectly owned by Zoo Games. All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates affecting the consolidated financial statements that are particularly significant include the recoverability of product development costs, lives of intangibles, realization of goodwill and intangibles, allocation of purchase price, valuation of equity instruments, valuation of inventories and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ from these estimates.

Concentration of Credit Risk

We maintain cash balances at what we believe are several high quality financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed FDIC insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. In October 2008, we entered into an agreement with Atari, Inc. where sales from October 24, 2008 through March 31, 2009 for all customers that Atari deemed acceptable would be through Atari and Atari would prepay us for the cost of goods and they would bear the credit risk from the ultimate customer. This agreement was subsequently amended to include sales to certain customers through March 31, 2010. As of September 30, 2009, Atari had prepaid us approximately $3.2 million which is included in customer advances in current liabilities in the condensed consolidated balance sheet and the receivable due from Atari was $264,000, before allowances, which is included in accounts receivable in the condensed consolidated balance sheet. Our five largest ultimate customers for the nine months ended September 30, 2009 accounted for approximately 77% of the gross revenue for the period. We believe that the receivable balances from Atari and our ultimate customers do not represent a significant credit risk based on past collection experience. During the nine months ended September 30, 2009, we sold $832,000 of receivables to the factor with recourse.  There were $832,000 of receivables from our factor included in our gross accounts receivable as of September 30, 2009 and $0 as of December 31, 2008. We regularly review our outstanding receivables for potential bad debts and have had no history of significant write-offs due to bad debts.

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

We frequently enter into agreements with third party developers that require us to make advance payments for game development and production services. In exchange for our advance payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover the advance payments to the developers at an agreed royalty rate earned on the subsequent retail sales of such product, net of any agreed costs. We capitalize all advance payments to developers as product development costs. On a product-by-product basis, we reduce product development costs and record a corresponding amount of research and development expense for any costs incurred by third party developers prior to establishing technological feasibility of a product as these advances are expended. We typically enter into agreements with third party developers after completing the technical design documentation for our products and, therefore, record the design costs leading up to a signed development contract as research and development expense. We also generally contract with third party developers that have proven technology and experience in the genre of the video game being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the product development process and require our third party developers to adhere to the same technological feasibility standards that applied to our internally developed products.

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

Prior to establishing technological feasibility, we expense research and development costs as incurred. During the three months ended September 30, 2009 and 2008, we wrote-off $0 and $2,000, respectively and during the nine months ended September 30, 2009 and 2008, we wrote-off $370,000 and approximately $1.5 million, respectively, of expense relating to costs incurred for the development of games that were abandoned during those periods. Those costs are included in our statement of operations under research and development expenses.

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

The Company performs a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We will perform tests of impairment in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. We determine the fair value of each reporting unit using a discounted cash flow analysis and compare such values to the respective reporting unit's carrying amount.

The Company incurred a triggering event on November 20, 2009 based on the equity infusion of approximately $4.0 million for 50% ownership interest in the Company and the conversion of the existing convertible debt, which resulted in the Company estimating its pro-forma market capitalization to be approximately $8.0 million as of September 30, 2009.  Accordingly, the Company recorded an estimated impairment charge in September 2009 of $22.0 million to be applied as a $14.7 million reduction of goodwill and a $7.3 million reduction of content in other intangibles.  The Company will perform a formal impairment analysis during the fourth quarter of 2009 and adjust the impairment estimates accordingly, if necessary.

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

Equity-Based Compensation

We issued options and warrants to purchase shares of common stock of the Company to certain management and employees during 2009 and 2008.  We record compensation expense over the requisite service period based on their relative fair values.

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

	For the Nine Months
	Ended September 30,
	2009	2008
Risk-free interest rate	3.45%	3.45%
Expected stock price volatility	60.0%	45.0%
Expected term until exercise (years)	5	5
Dividends	None	None

For the nine months ended September 30, 2009 and 2008, we estimated the implied volatility for publicly traded options on our common shares as the expected volatility assumption required in the Black-Scholes option-pricing model. The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and our assessment that implied volatility is more representative of future stock price trends than historical volatility.

Loss Per Share

Basic loss per share ("EPS") is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period. Since the inclusion of the 13,486,072 warrants and 2,589,811 options outstanding as of September 30, 2009 and the 7,320,341 warrants and 2,352,676 options outstanding as of September 30, 2008 are anti-dilutive because of losses, the dilutive loss per share is the same as the basic loss per share.

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

As a corporation, we recognize deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when we determine that it is more likely than not that such deferred tax assets will not be realized.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted ASC Topic 815 which clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The adoption of ASC Topic 815 did not have a significant impact on our results of operations or financial position.

Effective June 30, 2009, the Company adopted ASC Topic 855 which provides guidance on management's assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through November 23, 2009 for this quarterly report on Form 10-Q for the quarter ended September 30, 2009. The adoption of ASC Topic 855 did not have any impact on the Company's consolidated financial position or results of operations.

In June 2009, the FASB issued ASC Topic 105 which establishes the FASB Accounting Standards Codification as the single source of authoritative GAAP for all non-governmental entities, with the exception of the SEC and its staff. ASC Topic 105 changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing GAAP, the Codification did not have any impact on the Company’s financial condition or results of operations.  Going forward, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

Accounting Standards Updates Not Yet Effective

In June 2009, an update was made to “Consolidation – Consolidation of Variable Interest Entities.” Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for the company beginning January 1, 2010. Management is currently evaluating the effect that adoption of this update will have, if any, on the company’s consolidated financial position and results of operations when it becomes effective in 2010.

Other Accounting Standards Updates not effective until after September 30, 2009, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

NOTE 4.   DISCONTINUED OPERATIONS

The loss from discontinued operations for the three and nine months ended September 30, 2009 of $235,000 relates to a write-off of a receivable from the disposition of Zoo Digital that was determined to be uncollectible in the three months ended September 30, 2009.

The loss from discontinued operations for the three and nine months ended September 30, 2008 is summarized as follows:

	(Amounts in Thousands)
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Supervillain	$1,644	$3,174
Zoo Digital	527	1,204
Repliqa	-	219
Online concept	25	147
Tax benefit	(465)	(465)
Loss from discontinued operations	$1,731	$4,279

The revenues from the discontinued operations for the three and nine months ended September 30, 2008 were $951,000 and approximately $1.9 million, respectively.

NOTE 5.   INVENTORY

Inventory consisted of:
	(Amounts in Thousands)
	September 30,	December 31,
	2009	2008
Finished products	$1,568	$2,939
Parts and supplies	608	181
Totals	$2,176	$3,120

Estimated product returns included in inventory at September 30, 2009 and December 31, 2008 were $122,000 and $337,000, respectively.

NOTE 6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consisted of:

	(Amounts in Thousands)
	September 30, 2009	December 31, 2008
Vendor advances for inventory	$3,174	$555
Prepaid royalties	689	1,072
Income taxes receivable	-	55
Other prepaid expenses	511	442
Totals	$4,374	$2,124

NOTE 7.   PRODUCT DEVELOPMENT COSTS

Details of our capitalized product development costs were as follows:

	(Amounts in thousands)
	September 30,	December 31,
	2009	2008
Product development costs, internally developed,net of amortization	$25	$170
Product development costs, externally developed,net of amortization	5,714	5,168
Totals	$5,739	$5,338

NOTE 8.   GOODWILL and INTANGIBLE ASSETS, NET

In the three months ended September 2009, we recorded impairment of goodwill and other intangible assets of $22.0 million.  The impairment was computed based on the November 2009 equity infusion of at least $4.0 million for 50% of the Company and converting the existing convertible debt, resulting in an estimated pro-forma market capitalization of approximately $8.0 million as of September 30, 2009.  The impairment was applied $14.7 million to goodwill and $7.3 million to the content portion of other intangible assets.  The Company will perform a formal impairment analysis during the fourth quarter of 2009 and adjust the impairment estimates accordingly, if necessary.

The following table sets forth the components of the intangible assets subject to amortization:

	Estimated		(Amounts in Thousands) September 30, 2009			December 31, 2008
	Useful	Gross
	Lives	Carrying	Accumulated		Net Book	Net Book
	(Years)	Amount	Amortization	Impairment	Value	Value
Content	10	$14,965	$2,250	$7,296	$5,419	$10,931
Trademarks	10	1,510	271	-	1,239	1,353
Customer relationships	10	2,749	493	-	2,256	2,463
Totals		$19,224	$3,014	$7,296	$8,914	$14,747

Amortization expense related to intangible assets was $476 and $411 for the three months ended September 30, 2009 and 2008, respectively and was approximately $1.3 million and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively.

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

The following table presents the estimated amortization of intangible assets, based on our present intangible assets, for the next five years as follows:

Year Ending December 31,	(Amounts in Thousands)
Balance of 2009	$223
2010	891
2011	891
2012	891
2013	891
Thereafter	5,127
Total	$8,914

NOTE 9.   CREDIT AND FINANCING ARRANGEMENTS, ATARI AGREEMENT AND OTHER CUSTOMER ADVANCES

In connection with the Zoo Publishing acquisition, the Company entered into the following credit and finance arrangements:

The Company and Zoo Publishing entered into a purchase order financing agreement with Transcap Trade Finance, LLC (“Transcap”) on December 19, 2007. This agreement made the Company a party to a Master Purchase Order Assignment Agreement dated August 20, 2001 pursuant to which Transcap agreed to provide purchase order financing to or for the benefit of Zoo Publishing. Total advances under the factoring arrangement include letters of credit for purchase order financing and is limited to $10.0 million. The amounts outstanding as of September 30, 2009 and December 31, 2008 were approximately $2.9 million and $855,000, respectively. The interest rate is prime plus 4.0% on outstanding advances. As of September 30, 2009 and December 31, 2008, the effective interest rates were 7.25%.  The charges and interest expense on the advances are included in the cost of goods sold in the accompanying condensed consolidated statement of operations.

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

On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum (the “Fee Letters”), pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into the Guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the Guaranty and Loan remain in full force and effect. If the Guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, the monthly fee shall be doubled for each month thereafter until the Guaranty is removed.

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $0.40 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date. The options shall be issued at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option. In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date. The Company estimated the value of the arrangements to be approximately $200,000 as of September 30, 2009 and is included as compensation in the nine months ended September 30, 2009, and has been included in accrued expenses. Once the options are issued, we will adjust the expense accordingly.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010.  In addition, the amended Fee Letters provides that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved an increase in the issuance of an option to purchase (restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to) a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively.

Zoo Publishing uses a factor to approve credit and to collect the proceeds from a portion of its sales. In August 2008, Zoo Publishing entered into a factoring agreement with Working Capital Solutions, Inc., which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. A new factoring agreement was entered into on September 29, 2009 with Working Capital Solutions, Inc.  Under the terms of our factoring and security agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 25% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open. Since the factor acquires the receivables with recourse, we record the gross receivables including amounts due from our customers to the factor and we record a liability to the factor for funds advanced to us from the factor. During the nine months ended September 30, 2009, we sold $832,000 of receivables to the factor with recourse.  At September 30, 2009, accounts receivable included $832,000 of amounts due from our customers to the factor and the factor had an advance outstanding to the Company of $624,000. At December 31, 2008, accounts receivable did not include any amounts due from our customers to the factor and the factor did not have any advance outstanding to the Company. In connection with the factoring facility, on September 29, 2009, Mark Seremet, President, Chief Executive Officer and a director of the Company and Zoo Games, and David Rosenbaum, the President of Operations of Zoo Publishing, entered into a Guaranty with Working Capital Solutions, Inc., pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under factoring and security agreement.

Atari Agreement

As a result of a fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari will resell the products to wholesalers and retailers that are acceptable to Atari in North America. The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until March 31, 2010. This agreement provided for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product. Atari’s fees approximate 10% of our standard selling price and they have been recorded as a reduction in revenue. During the three and nine months ended September 30, 2009, we recorded approximately $2.5 million and $23.5 million, respectively, of net sales to Atari.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2010.  As of September 30, 2009 and December 31, 2008, Atari had prepaid the Company approximately $3.2 million and approximately $1.8 million, respectively, for goods not yet shipped which is recorded as customer advances in current liabilities. Also, as of September 30, 2009 and December 31, 2008, Atari owed the Company $264,000 and approximately $1.8 million, respectively, before allowances, for goods already shipped which are recorded in accounts receivable.

Other Customer Advance – Solutions 2 Go, Inc.

On August 31, 2009, Zoo Publishing entered into an Exclusive Distribution Agreement with Solutions 2 Go Inc., a Canadian corporation (“S2G Inc.”) and an Exclusive Distribution Agreement with Solutions 2 Go, LLC, a California limited liability company (“S2G LLC,” and together with S2G Inc., “S2G”), pursuant to which Zoo Publishing granted to S2G the exclusive rights to market, sell and distribute certain video games, related software and products, with respect to which Zoo Publishing owns rights, in the territories specified therein.  In connection with these distribution agreements, on August 31, 2009, the Company entered into an Advance Agreement (the “Advance Agreement”) with S2G, pursuant to which S2G made a payment to the Company in the amount of $1,999,999, in advance of S2G’s purchases of certain products pursuant to these distribution agreements. From August 31, 2009 until recoupment of the advance in full, interest on the outstanding amount shall accrue at the rate of ten percent (10%) per annum. The amount of any unrecouped advance outstanding shall be repaid in its entirety to S2G no later than September 15, 2010. The advance shall be recouped, in whole or in part, from sales generated by S2G of products purchased by S2G under the distribution agreements. A percentage of the gross margin on the S2G Sales shall be applied to a recoupment of the advance until the earlier of (i) the date on which the amount of the unrecouped advance has been reduced to zero or (ii) September 15, 2010, on which any unrecouped advance shall be repaid. As of September 30, 2009, the balance remaining on the advance is $1,986,000 and this is included in customer advances in the current liabilities section of the balance sheet.

Notwithstanding the foregoing, if, at any time prior to the recoupment of the advance in full, the Company receives proceeds in connection with any sale of securities, or otherwise raises additional capital, exceeding an aggregate of five million dollars ($5,000,000), other than under the anticipated qualified financing, (as defined below), the entire unrecouped advance under the advance agreement shall at once become due and payable in full as of the funding date of the additional capital transaction without written notice of acceleration to the Company.  Additional capital transaction shall include, but not be limited to the sale or issuance of any security by the Company, or any subsidiary of the Company, of any kind or character whatsoever, where “security” is given its broadest meaning including stock, warrants, options, convertible notes, and similar instruments of all types.

In consideration of S2G entering into the advance agreement, the Company agreed to issue to S2G Inc. a warrant to purchase 7,665,731 shares of the Company’s common stock (or such other number of shares of Common Stock that on the warrant grant date (as defined below), represents 6% of the Company’s modified fully-diluted shares, computed as if all outstanding convertible stock, warrants and stock options that are, directly or indirectly, convertible into Common Stock at a price of $0.75 or less, have been so converted), upon the occurrence of an anticipated qualified financing, which means (i) the consummation of the sale of shares of Common Stock by the Company which results in aggregate gross proceeds to the Company of at least $4,000,000 and (ii) the conversion of the Company’s senior secured convertible notes, in the aggregate original principal amount of $11,150,000, into shares of Common Stock.  The warrant will have a term of five years and an exercise price equal to $0.30.  The warrant to acquire 7,665,731 shares was issued on August 31, 2009.  The warrant was valued at $400,000 using the Black-Scholes model and this cost will be amortized over twelve months through interest expense.  For the period ended September 30, 2009, $33,000 of interest expense is recorded in the statement of operations.

The advance is guaranteed by Messrs. Seremet, Rosenbaum and another employee.  Messrs. Seremet and Rosenbaum did not receive any additional compensation for this guarantee.  The employee who guaranteed the advance was granted 500,000 shares of common stock.  The value of the shares issued was computed at $100,000 and is recorded in the general and administrative expenses in the three months ended September 30, 2009.

NOTE 10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(Amounts in Thousands)
	September 30,	December 31,
	2009	2008
Due to customers	$612	710
Obligation arising from Zoo Publishing acquisition	93	254
Obligations relating to Cyoob acquisition	100	100
Obligations to compensate current and former employees	650	720
Royalty	888	252
Operating expenses	637	982
Interest	-	81
Totals	$2,980	$3,099

NOTE 11.   NOTES PAYABLE

Outstanding notes payable, net of unamortized discounts, are as follows:

	(Amounts in Thousands)
	September 30,	December 31,
	2009	2008
Zoo Entertainment convertible notes, net of discounts attributable to the warrant value of $0 and $1,576	$11,150	$9,574
Interest on convertible notes	656	240
3.9% Zoo Publishing notes, net of discount of $0 and $1,030	-	2,536
2.95% note due June 2012 assumed from Zoo Publishing acquisition	300	370
8.25% Wachovia demand note assumed from Zoo Publishing acquisition	-	45
Note assumed from Zoo Publishing acquisition, 12% interest	-	25
Employee loans, payable on demand	-	331
Zoo Publishing employee loans at 4% interest	-	268
Totals	12,106	13,389
Current portion	11,926	11,617
Non-current portion	$180	$1,772

The principal and interest amounts for the Zoo Entertainment convertible notes were converted into equity as part of the November 2009 financing.

The face amounts of the notes payable as of September 30, 2009 are due as follows:

(Amounts in Thousands)
Year Ending December	Amount Due
Balance of 2009	$11,200
2010	120
2011	120
2012	10
Total	$11,450

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

On September 26, 2008, the Company entered into a note purchase agreement pursuant to which the purchasers agreed to provide a loan to the Company in the aggregate principal amount of $1.4 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. In connection with the issuance of such notes, the Company also issued warrants to purchase 1,272,726 shares of common stock of the Company to the note holders. The notes bear an interest rate of five percent (5%) for the time period beginning on September 26, 2008 and ending on September 26, 2009, unless extended. On October 6, 2009, the maturity date was extended to November 2, 2009 and on November 2, 2009, the maturity date was subsequently extended to February 2, 2010.  Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of common stock of the Company determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with the consent of the Company. The warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated September 26, 2008, the Company granted a security interest in all of its assets to each of the purchasers to secure the Company’s obligations under the notes.

The total principal amount of all of the notes described above is approximately $11.15 million, $9.8 million of which was incurred prior to the date of the reverse merger. The warrants issued with all the notes were valued at approximately $5.9 million by the Company and an independent valuation firm. We used the income and market valuation approaches to derive the Company’s business enterprise value and then used the Black-Scholes option-pricing model, applying discounts for illiquidity and dilution, to calculate the value of the warrants. The total deferred debt discount of $5.9 million is amortized over the one year life of the notes. Prior to September 12, 2008, 4,545,455 warrants were exercised and the interest expense related to the discount of these warrants was accelerated. As of September 12, 2008, the deferred debt discount of the existing notes was approximately $2.4 million and the net value of the notes recorded as of September 12, 2008 was approximately $7.8 million. On September 26, 2008, we issued $1.0 million of the notes and 909,090 of the warrants which were valued at $527,000 using consistent valuation methodologies as those used for all the previously issued notes. As of September 30, 2009, the net deferred debt discount of all the notes is $0 and the net value of the notes recorded as of September 30, 2009 is approximately $11.8 million including $656,000 of accrued interest.

On June 26, 2009, the Company entered into Amendment No. 2 to Senior Secured Convertible Note (“Amendment No. 2”), with the requisite holders (the “Holders”) of the Company’s senior secured convertible notes issued in the aggregate principal amount of $11.15 million.  Pursuant to Amendment No. 2, the parties agreed to extend the maturity date of the notes that were originally scheduled to mature during July 2009 to August 31, 2009, or, if the Company receives comments from the SEC with respect to the Information Statement Pursuant to Section 14(c) (the “Information Statement”) that the Company filed on July 7, 2009 in connection with an amendment to the Company’s Certificate of Incorporation authorizing a sufficient number of shares of the Company’s common stock to permit the conversion of the notes (“Certificate of Amendment”), September 15, 2009. The Company did not receive comments from the SEC with respect to the Information Statement and, as such, the maturity dates of such notes shall be August 31, 2009. Amendment No. 2 also provides that the notes shall automatically convert into shares of the Company’s common stock effective immediately on the date by which the following two events have occurred, regardless of the order in which they occur: (a) the effectiveness of the filing the Certificate of Amendment, and (b) the consummation of a financing by the Company for which such sale results in aggregate gross proceeds to the Company of at least $4.0 million. Notwithstanding, if the notes do not convert on or prior to the revised maturity date, Amendment No. 2 provides that the provisions of Amendment No. 2 with respect to automatic conversion shall become null and void and shall be of no further effect. In consideration of the Holders’ execution and delivery of Amendment No. 2, the Company entered into a letter agreement, dated as of June 26, 2009, pursuant to which the Company granted to the Holders registration rights which require the Company to file with the SEC a registration statement covering the resale of the shares of common stock issuable upon conversion of the notes, within 30 calendar days after receipt of approval of the Company’s stockholders of the Certificate of Amendment or 60 calendar days following the closing of a financing by the Company for which such sale results in aggregate gross proceeds to the Company of at least $4.0 million, whichever is later.  The Company entered into subsequent amendments with the Holders extending the maturity date to November 2, 2009 and then subsequently to February 2, 2010.  On November 20, 2009, the requisite Senior Secured Convertible Note Holders agreed that if the Company raises a minimum of $4.0 million new capital, they will convert their debt into convertible preferred shares of the Company that will ultimately convert into common shares that represent 36.5% of the equity of the Company. As a result of the Company consummating an approximately $4.2 million preferred equity raise on November 20, 2009, upon which approximately $11.8 million of existing debt including related accrued interest converted into convertible preferred equity, the Company will issue shares of Series B Preferred stock to the Senior Convertible Note Holders in exchange for their Notes.

Zoo Publishing Notes

In connection with the acquisition of Zoo Publishing, the Company issued various promissory notes (“Zoo Publishing Note”) in an aggregate of approximately $6.8 million. Approximately $1.8 million of principal was payable at the earlier of the Company’s completion of another round of financing or by December 2008 with the $5.0 million balance to be paid in two installments pursuant to the “Zoo Publishing Note.” The first installment of $2.5 million of principal together with accrued interest at the rate of 3.9% per annum would be due on the earlier of June 18, 2009 and the date on which the Company consummates a round of equity financing of $40.0 million or more. The balance of the Zoo Publishing Note (including accrued interest) would be payable December 18, 2010. In connection with the aforementioned note, the Company recorded a debt discount of approximately $2.3 million. For the three and nine months ended September 30, 2009, amortization of deferred debt discount and interest expense was $0, $294,000, $0 and $64,000, respectively. For the three and nine months ended September 30, 2008, amortization of deferred debt discount and interest expense was $146,000, $754,000, $32,000 and $164,000, respectively. In July 2008, the $6.8 million of notes were restructured and approximately $3.2 million of this debt was converted to common stock of the Company based on fair value and of the remaining $3.6 million, approximately $1.1 million became due September 18, 2009, $113,000 became due September 18, 2010, $2.0 million became due December 18, 2010 and approximately $316,000 became due July 31, 2011.

In connection with the Settlement Agreement dated June 18, 2009 (See Notes 14 and 18), all the Zoo Publishing Notes were cancelled and no cash payments were required to be made for either the principal amounts of the notes or the interest accrued. The net amount of the obligation relieved for the Zoo Publishing Notes was approximately $3.0 million and is included in the gain on legal settlement on the statement of operations (see Note 14).

In connection with the acquisition of Zoo Publishing, the Company also assumed a liability of $1.2 million as part of the Zoo Publishing purchase price. Other notes payable assumed from the Zoo Publishing acquisition included:

•
$200,000 demand note with 12.0% percent interest per annum, callable in six months, minimum guaranteed interest per renewal is $12,000. The note is guaranteed by the Zoo Publishing President. The note was totally paid off by March 31, 2009.

•
Zoo Publishing purchased treasury stock from a former employee in December 2006 for the amount of $650,000. The balance on the note as of September 30, 2009 was $300,000; $120,000 is classified as current and $180,000 is classified as long-term. The payments are due monthly and the amount of the payment is $10,000 per month.

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

The components of income tax benefit for the nine months ended September 30, 2009 are as follows (in thousands):

Current:
Federal	$—
State	152
Total Current	152
Deferred:
Federal	—
State	(152)
Total Deferred	(152)
Total	$—

We paid $20,000 to various state jurisdictions for income taxes during the nine months ended September 30, 2009.

The reconciliation of income tax benefit computed at the U.S. statutory tax rates to income tax benefit for the nine months ended September 30, 2009 is:

Tax at U.S. federal income tax rates	(34.0)%
State taxes, net of federal income tax benefit	(2.5)%
Valuation allowance	14.4%
Nondeductible expenses and other	22.1%
0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2009 are as follows (in thousands):

Deferred tax assets:	Current	Long Term
Net operating loss carried forward	$-	$3,625
Capital loss carried forward	-	515
Allowance for doubtful accounts	371	-
Bonus and other accruals	542	36
Interest on convertible notes	260	-
Non-qualified options	-	520
Gross deferred tax assets	1,173	4,696
Valuation allowance	(682)	(2,732)
Net deferred tax assets	491	1,964
Deferred tax liabilities:
Property and equipment	-	(23)
Intangibles	-	(2,432)
Total deferred tax liabilities	-	(2,455)
Net deferred tax asset (liability)	$491	$(491)

The Company has approximately $1.2 million of available capital loss carried forward which expires in 2013. A valuation allowance of approximately $515,000 has been recognized to offset the deferred tax assets related to these carried forward. The Company currently does not have any capital gains to utilize against this capital loss. If realized, the tax benefit of this item will be applied to reduce future capital gains of the Company.  Additionally, a valuation allowance of approximately $2.9 million has been recognized to offset the net remaining deferred tax assets in excess of deferred tax liabilities because we cannot reasonably project if and when we will generate enough taxable income to utilize any of the deferred tax assets.

As of September 30, 2009, the Company has U.S. federal net operating loss (NOL) carried forward of approximately $8.4 million which are available to be used to offset taxable U.S. income during the carried forward period. The federal NOL will begin to expire in 2028. The Company has various state net operating loss carried forward of approximately $9.4 million which will be available to offset taxable state income during the carried forward period. The state NOL will also begin to expire in 2028.  The tax benefit of these items is reflected in the above table of deferred tax assets and liabilities.  Generally, Section 382 of the Internal Revenue Code imposes limits on the utilization of net operating loss carryforwards if the Company experiences a greater than 50% change of ownership in a three year period.  The Company will conduct a study to determine if it has had the requisite change of ownership for section 382 to apply.  If the requisite change of ownership has occurred or occurs in the future, the utilization of the net operating loss carryforwards may be limited.

NOTE 13.  STOCKHOLDERS’ EQUITY (DEFICIENCY) AND STOCK-BASED COMPENSATION ARRANGEMENTS

Common Stock

The Company has authorized 250,000,000 shares of common stock, par value $0.001, and 5,000,000 preferred shares, par value $0.001. As of September 30, 2009, there were 39,425,755 shares of common stock issued and 31,624,429 shares of common stock outstanding.

On June 26, 2009, our Board of Directors and stockholders holding approximately 63.6% of our outstanding common stock approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 shares to 250,000,000 shares (the “Share Increase”). The consents we have received constitute the only stockholder approval required for the Share Increase under the Delaware General Corporation Law (the “DGCL”) and our existing Certificate of Incorporation and Bylaws. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended, stockholder approval of these amendments will become effective on or after such date that is approximately 20 calendar days following the date we first mailed the Information Statement to our stockholders. After such date, the board of directors may implement the Share Increase at any time, at its discretion, by filing a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware. The Information Statement was first sent to our stockholders on July 31, 2009. The board of directors effectuated the Share Increase on August 26, 2009.

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

On January 14, 2009, the Company granted Mr. Seremet an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.30 per share, pursuant to the Company’s 2007 Plan, as amended. There were no other options issued during the nine months ended September 30, 2009.

On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum, pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into a Guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”) (see Note 18), the Company agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $0.40 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date. The options shall be issued at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option. In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date. As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved an increase in the issuance of an option to purchase (restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to) a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively.

As of September 30, 2009, there was approximately $185,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 - 2.2 years.

The intrinsic value of options outstanding at September 30, 2009 is $0.

Warrants

On August 31, 2009, in consideration of Solutions 2 GO Inc. entering into an advance agreement with the Company, we issued to Solutions 2 GO Inc. a warrant to purchase 7,665,731 shares of the Company’s common stock, par value $0.001 per share. The warrants have a term of five years and an exercise price equal to $0.30.

As of September 30, 2009, there were 13,486,072 warrants outstanding. All are currently exercisable and have a five-year life, expiring in 2012 through 2014.

NOTE 14.  GAIN ON LEGAL SETTLEMENT

On June 18, 2009, we settled a lawsuit brought by the former sellers of Zoo Publishing, resulting in a net gain on legal settlement of approximately $4.3 million. (See Note 17)

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

The Company’s remaining cash obligations and litigation expense amounted to approximately $710,000, resulting in a total net gain on settlement of approximately $4.3 million.

NOTE 15.   INSURANCE RECOVERY

During the 2009 period, our third party warehouse received $860,000 from their insurance company relating to losses incurred by us from a fire in October 2008.  Those proceeds were applied against other amounts due to the third party warehouse by reducing our payables and are reported as other income in the statement of operations.

NOTE 16.   INTEREST, NET
	(Amounts in Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest arising from amortization of debt discount	$180	$1,205	$1,870	$1,813
Interest on various notes	190	349	533	725
Less interest income	-	-	-	(5)
Interest expense, net	$370	$1,554	$2,403	$2,533

NOTE 17.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2009 and 2008 is as follows:

	(Amounts in Thousands)
	2009	2008
Changes in other assets and liabilities:
Accounts receivable	$(1,422)	$(4,020)
Inventory	944	(154)
Prepaid expenses and other current assets	(2,118)	(3,532)
Product development costs	(401)	(3,854)
Accounts payable	(112)	989
Customer advances	3,413
Accrued expenses and other current liabilities	(716)	248
Net changes in other assets and liabilities	$(412)	$(10,323)

Cash paid during the period of interest	$-	$92
Cash paid during the period of taxes	$20	$6
Non-cash investing and financing activities:
Receipt of 5,563,950 shares for partial settlement of litigation	$1,113	$-
Notes and obligations relieved for partial settlement of litigation	$3,925	$-
Acquisition of Intangible for long-term obligation	$2,600	$-
Issuance of 1,580,237 shares for partial payment of Zoo Digital	$-	$4,086
Exchange of debt for equity at original face value	$-	$6,266

NOTE 18.   LITIGATION

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

In connection with an action brought by Revolution Partners, LLC against Zoo Games, Inc., the claimant Revolution Partners, LLC was seeking money damages for claimed investment banking or finder’s fee purportedly earned in connection with a reverse merger transaction and related financing that we entered into in the third quarter of 2008. We settled this claim in June 2009 for $140,000, of which $120,000 was paid as of September 30, 2009.  The balance is included in accounts payable as of September 30, 2009 and was paid in October 2009.

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

NOTE 19.   RELATED PARTY TRANSACTIONS

We leased office space in New York from 575 Broadway Associates, LLC, a company owned principally by one of our principal investors, from April 2007 to October 2008. We paid rent expense of $0 and $209,000 during the nine months ended September 30, 2009 and 2008, respectively, to this related party.

Certain Zoo Publishing employees loaned us an aggregate of up to $765,000 in 2008 on a short-term basis. The Company accrued interest at 4% per annum and all amounts were cancelled as part of the Settlement Agreement (see Note 11).

On April 6, 2009, we entered into an amended and restated purchase order financing arrangement with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to an amended and restated master purchase order assignment agreement (the “Assignment Agreement”). In connection with the Assignment Agreement, on April 6, 2009 we also entered into an amended and restated security agreement and financing statement (the “Security Agreement”) with Wells Fargo, pursuant to which we granted to Wells Fargo a first priority security interest in certain of our assets as set forth in the Security Agreement, as well as a subordinate security interest in certain other of our assets (the “Common Collateral”), which security interest is subordinate to the security interests in the Common Collateral held by certain of our senior lenders, as set forth in the Security Agreement. Also in connection with the Assignment Agreement, on April 6, 2009, Mark Seremet, President and Chief Executive Officer of Zoo Games and a director of Zoo Entertainment, and David Rosenbaum, the President of Zoo Publishing, entered into a Guaranty with Wells Fargo, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Assignment Agreement and the Security Agreement. On May 12, 2009, we entered into a letter agreement with each of Mark Seremet and David Rosenbaum (the “Fee Letters”), pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into the Guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), we agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the Guaranty and Loan remain in full force and effect. If the Guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, the monthly fee shall be doubled for each month thereafter until the Guaranty is removed.

Additionally, pursuant to the Fee Letters, we agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of our common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $0.40 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into our equity securities that each may own on the Grant Date. The options shall be issued at an exercise price equal to the fair market value of our common stock on the Grant Date and pursuant to our standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option. In addition, any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010.  In addition, the amended Fee Letters provides that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved an increase in the issuance of an option to purchase (restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to) a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively.

NOTE 20.   SUBSEQUENT EVENTS

On November 2, 2009, the Company entered into Amendment No. 5 to Senior Secured Convertible Note with the requisite holders of the Company’s outstanding senior secured convertible notes issued in the aggregate principal amount of $11,150,000.  The amendment further extends the maturity date of the notes to February 2, 2010.  Also, the amendment provides that the notes shall automatically convert into shares of common stock upon the consummation of a sale of shares of common stock that results in aggregate gross proceeds to the Company of at least $4,000,000, at a price per share equal to $0.20.   Notwithstanding, if the notes do not convert on or prior to February 2, 2010, the amendment provides that the provisions of the notes, as amended, with respect to automatic conversion shall become null and void and shall be of no further effect.

On November 20, 2009, the Company entered into Amendment No. 6 to Senior Secured Convertible Note with the requisite holders of the Company’s outstanding senior secured convertible notes issued in the aggregate principal amount of $11,150,000.  The amendment provides that, among other things, the outstanding principal balance and all accrued and unpaid interest under the notes shall convert into shares of the Company’s Series B Preferred Stock upon the consummation of an investor sale that results in aggregate gross proceeds to the Company of at least $4,000,000, at a rate of one (1) share of Series B Preferred Stock for each $10.00 of value of the note.   Moreover, the amendment provides that the notes shall no longer be deemed to be outstanding and all rights with respect to the notes shall immediately cease and terminate upon automatic conversion, except for the right of each holder to receive the shares to which it is entitled as a result of such conversion.

On November 20, 2009, the Company entered into a securities purchase agreement (the “SPA”) with certain investors, consummating an approximately $4.2 million convertible preferred equity raise, pursuant to which the Company will issue Series A Preferred Stock that will convert into common shares of the Company upon an increase in sufficient authorized common shares, representing 50% of the equity of the Company. The Series A Preferred Stock will have a rate of one (1) share of Series A Preferred Stock for each $2.50 of value of the investment amount. In addition, on November 20, 2009, the lead investor under the SPA, will receive a warrant to purchase shares of the Company’s common stock, par value $0.001 per share.   Moreover, Messrs. Seremet and Rosenbaum agreed to amend their respective fee letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the personal guarantees in connection with certain financing arrangements remain in full force and effect, but only for a period ending on November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the personal guarantees in connection with certain financing arrangement remains in full force and effect, but only for a period ending on November 20, 2010.  In addition, the amended Fee Letters provides that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved an increase in the issuance of an option to purchase (restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to) a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively.  In addition, as a result of the Company consummating an approximately $4.2 million preferred equity raise, the Company will convert approximately $11.8 million of existing debt and related accrued interest into Series B Preferred Stock. The Series A Preferred Stock and the Series B Preferred Stock will convert into common shares of the Company upon a sufficient increase in authorized common shares of the Company.

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

Recent Events

On November 20, 2009, we consummated a convertible preferred equity raise of approximately $4.2 million and converted approximately $11.8 million of debt, including related accrued interest, to convertible preferred equity.  The convertible preferred equity will convert to common shares as soon as we have the sufficient number of common shares authorized.  This transaction eliminates all of our long term convertible debt and significantly improves our working capital position.

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

In June 2009, the Company formed a new company in the United Kingdom that is a 100% owned subsidiary of Zoo Games called Zoo Entertainment Europe Ltd. (“Zoo Europe”) that will focus on the sales and distribution of our products in Europe. Zoo Europe incurred initial start-up costs and began to record revenues during the quarter ended September 30, 2009.  The activity of Zoo Europe is immaterial through the period ended September 30, 2009, and the Company records all operating activities as one segment.

The financial statements of Zoo Entertainment include operations of each division from the date that they were acquired. The results for Supervillain, Repliqa and Zoo Digital are included in discontinued operations for the three and nine months ended September 30, 2008.

Three Months Ended September 30, 2009 As Compared to the
Three Months Ended September 30, 2008

Results of Operations

The following table sets forth, for the period indicated the amount and percentage of net revenue for significant line items in our statement of operations:
	(Amounts in Thousands Except Per Share Data)
	For the Three Months Ended September 30
	2009		2008
Revenue	$8,583	100%	$7,865	100%
Cost of goods sold	6,662	78%	5,093	65%
Gross profit	1,921	22%	2,772	35%

Operating expenses:
General and administrative expenses	1,750	20%	4,037	51%
Selling and marketing expenses	548	6%	1,352	17%
Research and development expenses	—	—%	2	—%
Impairment of goodwill and other intangible assets	22,000	256%	—	—%
Depreciation and amortization	504	6%	434	6%
Total operating expenses	24,802	289%	5,825	74%

Loss from operations	(22,881)	(267)%	(3,053)	(39)%
Interest expense, net	(370)	(4)%	(1,554)	(20)%
Other income – insurance recovery	860	10%	—
Loss from continuing operations before income tax benefit	(22,391)	(261)%	(4,607)	(59)%
Income tax benefit	-	—%	2,542	32%
Loss from continuing operations	(22,391)	(261)%	(2,065)	(26)%
Loss from discontinued operations, net of tax benefit	(235)	(3)%	(1,731)	(22)%
Net loss	$(22,626)	(264)%	$(3,796)	(48)%
Loss per share from continuing operations	$(0.72)		$(0.08)

Net Revenues

Net revenues for the three months ended September 30, 2009 were approximately $8.6 million, an increase of approximately 9% over the sales for the three months ended September 30, 2008 which were approximately $7.9 million, primarily consisting of casual game sales in North America. The sales in the 2009 period are recorded net of the $265,000 fee to Atari for the period; without this fee, the sales increase from 2008 to 2009 would be 12%. The breakdown of gross sales by platform is:

	Three Months Ended September 30,
	2009	2008
Nintendo Wii	72%	52%
Nintendo DS	27%	44%
Microsoft Xbox	1%	0%
Nintendo GBA	0%	1%
SONY PS2	0%	2%
SONY PSP	0%	1%

The biggest sellers during the 2009 period were (i) Deal or No Deal on the Nintendo Wii platform, (ii) Hello Kitty - Big City Dreams on the Nintendo DS platform, and (iii) Build ‘N Race on the Nintendo Wii platform. The biggest sellers during the 2008 period were (i) Order Up, (ii) M&M Kart Racing and (iii) Chicken Shoot, all on the Nintendo Wii platform. The 2009 period consisted of approximately 873,000 units sold at an average gross price of $9.38, while the 2008 period consisted of approximately 663,000 units sold at an average gross price of $10.86.

Gross Profit

Gross profit for the three months ended September 30, 2009 was approximately $1.9 million or 22% of net revenue, while the gross profit for the three months ended September 30, 2008 was approximately $2.8 million, or 35% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. The Atari sales agreement was in place during the entire 2009 period and the Atari’s fees that are recorded as a reduction in revenue during this period were approximately $265,000 as compared to $0 in the corresponding period in 2008. During the 2008 period, 18% of the revenues were derived from the Wii Order Up game which was introduced at a high price point and resulted in an unusually high gross margin that period.  There were no similar items introduced during the comparable period in 2009.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30 2009 were approximately $1.8 million as compared to $4.0 million for the comparable period in 2008. The reduction in costs from the 2008 period to the 2009 period resulted primarily from a reduction in corporate salaries and related costs. During the three months ended September 30, 2009 the Company incurred approximately $285,000 in costs related to its European sales office.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2009 and 2008 were $548,000 and approximately $1.4 million, respectively. These expenses all relate to the sales of casual games in North America and consist primarily of the salaries, commissions and related costs for Zoo Publishing. Due to the Atari sales agreement in 2009, we incurred a lower percentage of distribution costs in the 2009 period versus the 2008 period.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets was $22.0 million in the September 2009 period, representing a reduction of $14.7 million of goodwill and $7.3 million of content in other intangible assets.  This was based on the November 2009 equity infusion of approximately $4.0 million for 50% ownership interest in the Company and conversion of the existing convertible debt, resulting in a pro-forma market capitalization of approximately $8.0 million as of September 30, 2009.  The Company will perform a formal impairment analysis during the fourth quarter of 2009 and adjust the impairment estimates accordingly, if necessary.

Depreciation and Amortization Expenses

Depreciation and amortization costs for the three months ended September 30, 2009 were $504,000 as compared to $434,000 in the prior period. Both periods include $412,000 resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition. The 2009 period includes $65,000 resulting from the amortization of intangibles acquired from the Empire IP acquisition.  The balance relates to depreciation of fixed assets during the period.

Interest Expense

Interest expense for the 2009 period was $370,000 as compared to approximately $1.6 million for the 2008 period. The 2009 period includes $180,000 of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $139,000 of interest relating to the Zoo Entertainment Notes and approximately $51,000 of interest related to the advance for the Canadian distribution rights.  The 2008 period includes $922,000 of non-cash interest expense relating to the accelerated amortization of the debt discount resulting from the early extinguishment of debt and $320,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $262,000 is non-cash interest imputed at the then market rate.

Other Income – Insurance Recovery

During the 2009 period, our third party warehouse received $860,000 from their insurance company relating to losses incurred by us from a fire in October 2008.  Those proceeds were applied against other amounts due to the third party warehouse and are reported as Other Income in 2009.

Income Tax Benefit

We did not record any income tax benefit for the three months ended September 30, 2009 as compared to $2.5 million for the three months ended September 30, 2008. As of December 31, 2008, we had already maximized the allowable amount of deferred taxes, so no additional tax benefits could be recorded for the 2009 period.

Loss from Discontinued Operations

During the three months ended September 30, 2009, we wrote-off $235,000 relating to the balance due from the sale of Zoo Digital in 2008 because it was determined to be uncollectible during this period.  During the three months ended September 30, 2008, we generated a loss of approximately $1.7 million, net of tax benefit, from three operating divisions which were subsequently discontinued, so the net losses relating to those operations are recorded separately as a loss from discontinued operations. The loss relating to Supervillain was approximately $1.6 million, the loss relating to Zoo Digital was $527,000, the loss relating to Repliqa was $25,000 and the tax benefit related to these losses was $465,000.

Loss per Share from Continuing Operations

The loss per share from continuing operations for the three months ended September 30, 2009 was $0.72, based on a weighted average shares outstanding for the period of 31.2 million, versus a loss per share from continuing operations of $0.08, based on a weighted average shares outstanding of 27.1 million for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 As Compared to the
Nine Months Ended September 30, 2008

Results of Operations

The following table sets forth, for the period indicated the amount and percentage of net revenue for significant line items in our statement of operations:
	(Amounts in Thousands Except Per Share Data)
	For the Nine Months Ended September 30,
	2009		2008
Revenue	$30,136	100%	$22,364	100%
Cost of goods sold	25,887	86%	18,306	82%
Gross profit	4,249	14%	4.058	18%

Operating expenses:
General and administrative expenses	5,010	17%	7,436	33%
Selling and marketing expenses	2,073	7%	3,269	15%
Research and development expenses	370	1%	1,481	7%
Impairment of goodwill and other intangible assets	22,000	73%	—	—%
Depreciation and amortization	1,373	5%	1,325	6%
Total operating expenses	30,826	102%	13,511	60%

Loss from operations	(26,577)	(88)%	(9,453)	(42)%
Interest expense, net	(2,403)	(8)%	(2,533)	(11)%
Gain on legal settlement	4,328	14%	—	-%
Other income – insurance recovery	860	3%	—	-%
Loss from continuing operations before income tax benefit	(23,792)	(79)%	(11,986)	(54)%
Income tax benefit	-	-%	3,600	16%
Loss from continuing operations	(23,792)	(79)%	(8,386)	(37)%
Loss from discontinued operations net of tax benefit	(235)	(1)%	(4,279)	(19)%
Net loss	$(24,027)	(80)%	$(12,665)	(57)%
Loss per share from continuing operations	$(0.70)		$(0.40)

Net Revenues

Net revenues for the nine months ended September 30, 2009 were approximately $30.1 million, an increase of approximately 35% over the sales for the nine months ended September 30, 2008 of approximately $22.4 million, primarily all consisting of casual game sales in North America. The sales in the 2009 period are recorded net of the $2.7 million fee to Atari for the period; without this fee, the sales increase from 2008 to 2009 would be 47%.  The breakdown of gross sales by platform is:

	Nine Months Ended September 30,
	2009	2008
Nintendo Wii	65%	35%
Nintendo DS	31%	60%
Microsoft Xbox	2%	0%
SONY PS2	2%	1%
Nintendo GBA	0%	2%
SONY PSP	0%	2%

The biggest sellers during the 2009 period were (i) Deal or No Deal, (ii) M&M Kart Racing, and (iii) M&M Beach Party, all on the Nintendo Wii platform. The biggest sellers during the 2008 period were (i) the compilation of Battle Ship, Connect 4, Sorry & Trouble on the Nintendo DS platform, (ii) M&M Kart Racing on the Nintendo Wii platform and (iii) the compilation of Clue, Perfection & Aggravation on the Nintendo DS platform. The 2009 period consisted of approximately 3.4 million units sold at an average price of $9.54 as compared to approximately 2.1 million units sold for an average price of $10.19.

Gross Profit

Gross profit for the nine months ended September 30, 2009 was approximately $4.2 million, or 14% of net revenue, while the gross profit for the nine months ended September 30, 2008 was approximately $4.1 million, or 18% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. The Atari sales agreement was in place during the entire 2009 period and Atari’s fees recorded as a reduction in revenue during this period were approximately $2.7 million as compared to $0 in the corresponding period in 2008.  As part of our business plan to focus on higher margin games and more cost effective product licenses, we opted to discontinue certain lower-margin products in the 2009 period through the accelerated sale of such products at lower than normal prices. This resulted in a significant amount of sales at very low margins, which along with royalty fees and amortization of product development costs resulted in a low overall gross margin for the 2009 period. The 2008 period included a close-out initiative for a license that terminated during that period resulting in similar low overall margins for the 2008 period.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30 2009 were approximately $5.0 million as compared to $7.4 million for the comparable period in 2008. The decrease in costs from the 2008 period to the 2009 period resulted primarily from a reduction in corporate salaries and related costs. During the nine months ended September 30, 2009 the Company incurred approximately $405,000 in cost for its European sales office.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2009 and 2008 were approximately $2.1 million and $3.3 million, respectively. These expenses all relate to the sales of casual games in North America and consist primarily of the salaries, commissions and related costs for Zoo Publishing. Due to the Atari sales agreement in 2009, we incurred a lower percentage of distribution costs in the 2009 period versus the 2008 period.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2009 were approximately $370,000 as compared to approximately $1.5 million for the nine months ended September 30, 2008. These expenses are a direct result of our decision to discontinue the development of certain games during these periods. The Company has modified its business model to focus on casual products which carry significantly lower development risks and costs.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets was $22.0 million in the September 2009 period, representing a reduction of $14.7 million of goodwill and $7.3 million of content in other intangible assets.  This was based on the November 2009 equity infusion of approximately $4.0 million for 50% ownership interest in the Company and conversion of the existing convertible debt, resulting in a pro-forma market capitalization of approximately $8.0 million as of September 30, 2009.  The Company will perform a formal impairment analysis during the fourth quarter of 2009 and adjust the impairment estimates accordingly, if necessary.

Depreciation and Amortization Expenses

Depreciation and amortization costs for the nine months ended September 30, 2009 were approximately $1.4 million as compared to approximately $1.3 million in the prior period. Both periods include approximately $1.2 million resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition. The 2009 period includes $65,000 resulting from the amortization of intangibles acquired from the Empire IP acquisition.  The balance relates to depreciation of fixed assets during the period.

Interest Expense

Interest expense for the 2009 period was approximately $2.4 million as compared to approximately $2.5 million for the 2008 period. The 2009 period includes approximately $1.6 million of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $418,000 of interest relating to the Zoo Entertainment Notes and approximately $358,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $293,000 is non-cash interest imputed at the then market rate. The 2008 period includes $922,000 of non-cash interest expense relating to the accelerated amortization of the debt discount resulting from the early extinguishment of debt, approximately $1.1 million of interest on the various promissory notes due to the sellers of Zoo Publishing of which approximately $1.0 million is non-cash interest imputed at the then market rate and $536,000 of interest expense on other notes including the Zoo Entertainment Notes.

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

Other Income – Insurance Recovery

During the 2009 period, our third party warehouse received $860,000 from their insurance company relating to losses incurred by us from a fire in October 2008.  Those proceeds were applied against other amounts due to the third party warehouse and are reported as Other Income in 2009.

Income Tax Benefit

We did not record any income tax benefit for the nine months ended September 30, 2009. As of December 31, 2008, we had already maximized the allowable amount of deferred taxes, so no additional tax benefits could be recorded for the 2009 period. During the nine months ended September 30, 2008, we recorded a tax benefit of approximately $3.6 million.

Loss from Discontinued Operations

During the nine months ended September 30, 2009, we wrote-off $235,000 relating to the balance due from the sale of Zoo Digital in 2008 because it was determined to be uncollectible during this period.   During the nine months ended September 30, 2008, we incurred an aggregate of approximately $4.3 million in losses, net of tax benefit, from four operating divisions which were subsequently discontinued, so the net losses relating to those operations are recorded separately as a loss from discontinued operations. The loss relating to Supervillain was approximately $3.2 million, the loss relating to Zoo Digital was approximately $1.2 million, the loss relating to Repliqa was $219,000 and the loss relating to the on-line concept was $147,000.  The tax benefit related to the discontinued operations was $465,000.

Loss per Share from Continuing Operations

The loss per share from continuing operations for the nine months ended September 30, 2009 was $0.70, based on a weighted average shares outstanding for the period of 34.1 million, versus a loss per share from continuing operations of $0.40, based on a weighted average shares outstanding of 21.1 million for nine months ended September 30, 2008.

Liquidity and Capital Resources

We incurred a loss from continuing operations of approximately $23.8 million for the nine months ended September 30, 2009 and a net loss of approximately $8.4 million from continuing operations for the nine months ended September 30, 2008. Our principal source of cash during the 2009 period was from the use of our purchase order and receivable financing and cash generated from operations. Net cash used in operating activities for the nine months ended September 30, 2009 was approximately $2.7 million, while net cash used in continuing operations for the nine months ended September 30, 2008 was $17.2 million. The specifics of the Atari sales agreement, which was in effect during the 2009 period, where Atari prepays the Company for the cost of goods and pays the balance due within 15 days of shipping the product, resulted in significant improvements for our cash provided from operations in the 2009 period, as compared to the 2008 period.  The November 2009 $4.2 million equity raise and conversion of the convertible notes to equity put the company into a positive working capital position and better positioned to meet its working capital needs.

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

On September 26, 2008, we entered into a note purchase agreement with four investors, pursuant to which the purchasers agreed to provide a loan to us in the aggregate principal amount of $1.4 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the notes, we issued to the purchasers warrants to purchase 1,272,726 shares of our common stock. The notes bear an interest rate of five percent (5%) for the time period beginning on September 26, 2008 and ending on September 26, 2009, unless extended.  The term of the notes was subsequently amended to mature on November 2, 2009 and then to February 2, 2010.  Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of our common stock determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $2.00; provided, that in the event that the investor sale is for less than $1.00 per share, then the notes will only be automatically convertible with our consent. The warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated as of September 26, 2008, we granted a security interest in all of our assets to each of the purchasers to secure our obligations under the notes.

On June 26, 2009, the Company entered into Amendment No. 2 to Senior Secured Convertible Note (“Amendment No. 2”), with the requisite holders (the “Holders”) of the Company’s senior secured convertible notes issued in the aggregate principal amount of $11.15 million. Pursuant to Amendment No. 2, the parties agreed to extend the maturity date of the notes that were originally scheduled to mature during July 2009 to August 31, 2009, or, if the Company receives comments from the SEC with respect to the Information Statement Pursuant to Section 14(c) (the “Information Statement”) that the Company filed on July 7, 2009 in connection with an amendment to the Company’s Certificate of Incorporation authorizing a sufficient number of shares of the Company’s common stock to permit the conversion of the notes (“Certificate of Amendment”), September 15, 2009. The Company did not receive comments from the SEC with respect to the Information Statement and, as such, the maturity dates of such notes shall be August 31, 2009. Amendment No. 2 also provides that the notes shall automatically convert into shares of the Company’s common stock effective immediately on the date by which the following two events have occurred, regardless of the order in which they occur: (a) the effectiveness of the filing the Certificate of Amendment, and (b) the consummation of a financing by the Company for which such sale results in aggregate gross proceeds to the Company of at least $4.0 million. Notwithstanding, if the notes do not convert on or prior to the revised maturity date, Amendment No. 2 provides that the provisions of Amendment No. 2 with respect to automatic conversion shall become null and void and shall be of no further effect. In consideration of the Holders’ execution and delivery of Amendment No. 2, the Company entered into a letter agreement, dated as of June 26, 2009, pursuant to which the Company granted to the Holders registration rights which require the Company to file with the SEC a registration statement covering the resale of the shares of common stock issuable upon conversion of the notes, within 30 calendar days after receipt of approval of the Company’s stockholders of the Certificate of Amendment or 60 calendar days following the closing of a financing by the Company for which such sale results in aggregate gross proceeds to the Company of at least $4.0 million, whichever is later. The Company entered into subsequent amendments with the Holders extending the maturity date to November 2, 2009 and then subsequently to February 2, 2010. On November 20, 2009, the requisite Senior Secured Convertible Note Holders agreed that if the Company raises a minimum of $4.0 million new capital, they will convert their debt into convertible preferred shares of the Company that will ultimately convert into common shares that represent 36.5% of the equity of the Company. As a result of the Company consummating an approximately $4.2 million preferred equity raise on November 20, 2009, upon which approximately $11.8 million of existing debt including related accrued interest converted into convertible preferred equity, the Company will issue shares of Series B Preferred stock to the Senior Convertible Note Holders in exchange for their Notes.

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

As part of the acquisition of Zoo Publishing, Zoo Games was required to pay $1,200,000 to an employee of Zoo Publishing. Of that amount, as of September 30, 2009, Zoo Games paid $487,000; $93,000 is past due and $620,000 will be paid on July 31, 2011, in cash or our common stock based on the fair market value of our common stock as of July 31, 2011, at the election of Zoo Games.

Zoo Publishing has additional debt outstanding which debt existed prior to Zoo Games’ acquisition of that subsidiary. As of September 30, 2009, Zoo Publishing owes approximately $300,000 as a result of the repurchase of certain stock from a former stockholder. The terms of this note are repayment in monthly increments of $10,000.

Zoo Publishing also takes advances from our factor, Working Capital Solutions, Inc., which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. Under the terms of our factoring and security agreement, our receivables are sold to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding, subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 25% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open. We began to use the factor again in September 2009 and as of September 30, 2009, we had factored $832,000 of invoices and received $624,000 advance against these receivables.

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

On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum (the “Fee Letters”), pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into the Guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the Guaranty and Loan remain in full force and effect. If the Guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, the monthly fee shall be doubled for each month thereafter until the Guaranty is removed.

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

With the November 2009 $4.2 million equity raise and the conversion of all our convertible notes into equity, we believe the existing cash and cash generated from operations are sufficient to meet our immediate operating requirements, along with our current financial arrangements. We may need to raise additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

The report of our independent auditors on our financial statements for the fiscal year ended December 31, 2008 includes an explanatory paragraph raising doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates since the year ended December 31, 2008. A complete description of our critical accounting polices and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009 and also in Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended September 30, 2009.

Recently Issued Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended September 30, 2009.

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

On February 19, 2009, Susan Kain Jurgensen, Steven Newton, Mercy Gonzalez, Bruce Kain, Wesley Kain, Raymond Pierce and Cristie Walsh filed a complaint against Zoo Publishing, Zoo Games and Zoo in the Supreme Court of the State of New York, New York County, index number 09 / 102381 alleging claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer. The complaint sought compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies. On June 18, 2009, we reached a settlement whereby we agreed to pay to the plaintiffs an aggregate of $560,000 (the “Settlement Amount”) in full satisfaction of the disputed claims, without any admission of any liability of wrongdoing as follows: (a) $300,000 on June 26, 2009; (b) $60,000 on or before the earlier of (i) the date that is 90 days from June 18, 2009 or (ii) the date the Company obtains new and available financing, including any amounts currently held in escrow that will be released from escrow after June 18, 2009, in any form and from any source, in an amount totaling at least $2,000,000; (c) $100,000 on or before December 18, 2009; and (d) $100,000 on or before June 18, 2010. To date, $360,000 of the Settlement Amount has been paid to the plaintiffs. The Zoo Publishing Notes and all other notes, employment, agreements, loan agreements, options, warrants and other agreements relating to the plaintiffs (except with respect to that certain Employment Agreement between Zoo Publishing and Cristie Walsh) were terminated and all outstanding obligations of the Company related to these agreements were cancelled. In addition, the plaintiffs returned to us an aggregate of 5,563,950 shares of our common stock owned by them prior to such date.

In connection with an action brought by Revolution Partners, LLC against Zoo Games, Inc., the claimant Revolution Partners, LLC was seeking money damages for a claimed investment banking or finder’s fee purportedly earned in connection with a reverse merger transaction and related financing that we entered into in the third quarter of 2008. We settled this claim in June 2009 for $140,000, $120,000 of which was paid as of September 30, 2009 and the balance is included in accounts payable as of September 30, 2009 and was paid in full in October 2009.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2009- July 31, 2009
August 1, 2009- August 31, 2009	500,000	(1)		(1)
September1, 2009- September 30, 2009

(1)
 On August 31, 2009, in consideration for an employee entering into a guaranty with Solutions 2 Go Inc. and Solutions 2 Go, LLC for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with an advance agreement, the Company entered into a letter agreement with the employee, pursuant to which, among other things, the Company agreed to deliver to the employee 500,000 shares of common stock.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Amendment No. 3 to Senior Secured Convertible Note, dated as of August 31, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
10.2	Note Purchase Agreement Waiver and Consent, dated as of August 31, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
10.3	Advance Agreement, by and among Zoo Entertainment, Inc., Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.4	Exclusive Distribution Agreement, by and between Zoo Publishing, Inc. and Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.5	Exclusive Distribution Agreement, by and between Zoo Publishing, Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.6	Warrant to Purchase 7,665,731 shares of Common Stock of Zoo Entertainment, Inc.
10.7	Amendment 1 to Fee Letter Agreement, by and between Zoo Entertainment, Inc. and Mark Seremet, dated as of August 31, 2009.
10.8	Amendment 1 to Fee Letter Agreement, by and between Zoo Entertainment, Inc. and David Rosenbaum, dated as of August 31, 2009.
10.9	Continuing Personal Guaranty of Mark Seremet for the benefit of Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.10	Continuing Personal Guaranty of David Rosenbaum for the benefit of Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.11	Amendment No. 4 to Senior Secured Convertible Note, dated as of October 6, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
10.12	Amendment No. 5 to Senior Secured Convertible Note, dated as of November 2, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
31.1	Certification of Chief Executive Officer. †
31.2	Certification of Chief Financial Officer. †
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. †

† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 23, 2009

ZOO ENTERTAINMENT, INC

/s/ Mark Seremet
Mark Seremet President and Chief Executive Officer (Principal Executive Officer)

/s/ David Fremed
David Fremed Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Amendment No. 3 to Senior Secured Convertible Note, dated as of August 31, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
10.2	Note Purchase Agreement Waiver and Consent, dated as of August 31, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
10.3	Advance Agreement, by and among Zoo Entertainment, Inc., Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.4	Exclusive Distribution Agreement, by and between Zoo Publishing, Inc. and Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.5	Exclusive Distribution Agreement, by and between Zoo Publishing, Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.6	Warrant to Purchase 7,665,731 shares of Common Stock of Zoo Entertainment, Inc.
10.7	Amendment 1 to Fee Letter Agreement, by and between Zoo Entertainment, Inc. and Mark Seremet, dated as of August 31, 2009.
10.8	Amendment 1 to Fee Letter Agreement, by and between Zoo Entertainment, Inc. and David Rosenbaum, dated as of August 31, 2009.
10.9	Continuing Personal Guaranty of Mark Seremet for the benefit of Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.10	Continuing Personal Guaranty of David Rosenbaum for the benefit of Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.11	Amendment No. 4 to Senior Secured Convertible Note, dated as of October 6, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
10.12	Amendment No. 5 to Senior Secured Convertible Note, dated as of November 2, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
31.1	Certification of Chief Executive Officer. †
31.2	Certification of Chief Financial Officer. †
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. †

† Filed herewith