Form 10-K
period 2009-12-31
Zoo Entertainment, Inc
filed 2010-03-31
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to

Commission File No.  333-124829

ZOO ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	71-1033391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3805 Edwards Road, Suite 400
Cincinnati, Ohio  45209
(Address of principal executive office)

Registrant’s telephone number, including area code (513) 824-8297

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $17.4 million.
     As of March 30, 2010, the registrant had 2,778,409,829 shares of common stock outstanding.

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

PART I

Item 1.  Business.

In this section, unless the context otherwise indicates, references to “we,” “us,” “our,” “ours,” and “the Company” refer to Zoo Entertainment, Inc. (formerly known as Driftwood Ventures, Inc.) and its operating and wholly-owned subsidiary, Zoo Games, Inc. (formerly known as Green Screen Interactive Software, Inc.) and its operating and wholly-owned subsidiary, Zoo Publishing, Inc. (formerly known as Destination Software, Inc.).

Company History

Zoo Entertainment, Inc. (“Zoo” or the “Company”) was originally incorporated in the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc.  On December 20, 2007, through a merger, the Company reincorporated in the State of Delaware as a public shell company with no operations.

On September 12, 2008, our wholly-owned subsidiary, DFTW Merger Sub, Inc., merged with and into Zoo Games, Inc. (“Zoo Games”), with Zoo Games being the surviving corporation, through an exchange of common stock of Zoo Games for common stock of the Company.  Effective as of the closing of the merger, Zoo Games became our wholly-owned subsidiary.  As a result thereof, the historical and current business operations of Zoo Games now comprise the Company’s principal business operations.
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

In December 2007, Zoo Games acquired the capital stock of Destination Software, Inc. (now known as Zoo Publishing, Inc., “Zoo Publishing”). The acquisition of Zoo Publishing provided Zoo Games with a core business, North American distribution, and further enhanced its experienced management team. Zoo Publishing distributes software titles throughout North America and generated over $30 million in annual revenue in 2007. Zoo Publishing expects to exploit its development expertise, in combination with its sales, marketing and licensing expertise, to target the rapidly expanding market for casual games, particularly on Nintendo’s platforms, where Zoo Publishing has experienced considerable success. By nurturing and growing this business unit, Zoo Games believes it will be able to rapidly build a much larger distribution network, enabling it to place a significant number of software titles with major retailers.

In April 2008, Zoo Games acquired the capital stock of Zoo Digital Publishing Limited (“Zoo Digital”), a business operated in the United Kingdom. This acquisition provided Zoo Games with a profitable core business in the United Kingdom, European distribution, and further enhanced its experienced management team. Zoo Digital distributes software titles throughout Europe and generated over $6.8 million in annual revenue in 2007.  In our effort to refocus our cash on our core business operations, Zoo Publishing, we sold Zoo Digital back to its original owners on November 28, 2008.

In June 2009, we formed a new company in the United Kingdom that is a wholly-owned subsidiary of Zoo Games called Zoo Entertainment Europe Ltd. (“Zoo Europe”), to focus on the sales and distribution of our products in Europe. In our effort to refocus our cash on our core business operations, we decided to discontinue operations of Zoo Europe effective December 2009.

Our principal executive offices are located at 3805 Edwards Road, Suite 400 Cincinnati, OH 45209 and our telephone number is (513) 824-8297. Our web site address is www.zoogamesinc.com .

Overview

We are a developer, publisher and distributor of video game software for use on major platforms including Nintendo’s Wii, DS, GBA, Sony’s PSP, PlayStation 2 and iPhone.  We are also a distributor of video game software for use on Microsoft’s Xbox 360.   In addition, we intend to publish packaged entertainment software titles for use on a variety of other gaming platforms including Sony’s PlayStation 3. We will also seek to create and sell downloadable games for Microsoft’s Xbox Live Arcade, Sony’s PlayStation Network, Nintendo’s Virtual Console, and for use on personal computers (PCs).

Our current video game titles are targeted at various demographics but primarily at the lower-priced “value” market. In some instances, these titles are based on licenses of well-known properties and, in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of our video games.

We also operate a site called 2beegames.com which can be found at www.2beegames.com .  We hold contests for independent developers whereby they can enter their games to win monetary prizes and potential publishing arrangements with us.  This site allows us to attract fresh intellectual property, lower production costs, decrease time to market, and improve margins.

Industry Overview

The interactive entertainment industry is mainly comprised of video game hardware platforms, video game software and peripherals. Within this industry, combined sales of video game hardware, video game software and video game peripherals in the United States totaled $19.66 billion in 2009 according to the NPD Group, a retail market research firm. Of that total, hardware sales reached $7.3 billion, software sales totaled $10.5 billion, and peripheral accessory sales summed $1.8 billion. The industry, which started in the 1970’s and 80’s with titles such as Pong and Pac-Man, continues to expand at a rapid pace.  Even in difficult economic times, the video game industry finished strongly in 2009.  The NPD Group reports industry sales in the U.S. were $5.53 billion for the month of December 2009, up 5% from the month of December 2008.  This was driven primarily by $2.19 billion in hardware sales and software sales totaling $2.58 billion for the month of December 2009.  65% of all Americans claim to play PC and video games. The average video game player is 32 years old and has been playing for nearly 12 years.

The introductions of new gaming platforms such as the PS3, Xbox 360, Wii, and the Internet have created additional opportunities for overall market growth. Throughout the world, consumers are spending significant time and money playing video games that range from the traditional console titles, to “massively multiplayer” online role-playing games (MMOs), to hand-held cell phone games. The online gaming experience has expanded both the audience and the revenue opportunities for games - offering at one end of the spectrum new types of games for more casual gamers - and, at the other end, large-scale subscription multi-player experiences for more sophisticated gamers. The online games business was projected by PricewaterhouseCoopers to almost double from worldwide revenues of $5.2 billion in 2005 to $9.8 billion in 2009. Gaming on mobile phones, still relatively new, is anticipated to hit $10 billion in 2009. PricewaterhouseCoopers projects the total worldwide gaming market to approach $49 billion by 2011.

The interactive entertainment software market is composed of two primary markets. The first is the console systems market, which is comprised of software created for dedicated game consoles that use a television as a display. The most recently released console systems include Sony’s PS3, Microsoft’s Xbox360, and Nintendo’s Wii. The second primary market is software created for use on personal computers (PCs). In addition to these primary markets, additional viable markets exist for the Internet, mobile/handheld systems (mobile phones, Sony PSP, Nintendo DS, Nintendo DSi) and for interactive play on home DVD machines.

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

Interactive Entertainment Software Markets:

Console Systems : The console systems market is currently dominated by three major platforms: Microsoft’s Xbox 360, Sony’s PlayStation 3 and Nintendo’s Wii. These systems are now installed on an aggregate worldwide basis in well over 100 million households. The console market is characterized by generational transitions in the hardware (i.e., Sony’s PlayStation 2 to PlayStation 3), which traditionally have been times of adaptation for existing publishers and times of opportunity for emerging publishers.

With the launch of the Xbox 360 platform in late 2005, and the 2007 launches of Sony’s PS3 and Nintendo’s Wii, the next console transition is in full force.  Cumulative worldwide sales for the Nintendo Wii reached 50 million units in March 2009, making this the fastest-selling games console in history, surpassing Sony’s Playstation 2.  Sales for all three major consoles have continued to be very strong.  As of February 2010, Nintendo Wii, Xbox 360, and Sony’s PlayStation 3 have reached worldwide cumulative sales of over 68 million, 38 million, and 32 million units respectively.  Improvements on next-generation peripherals such as the Wii Balance Board or the Playstation 3 Eyetoy have also contributed to increased sales in the total industry.  In 2010, two highly anticipated peripherals will be hitting the market—Microsoft’s Project Natal and Sony’s Playstation Move.  These additions to the next-gen consoles will push both hardware and software sales through the 2010 holiday season, and allow for unprecedented creative and market opportunities with software developers and publishers. We believe that video game publishers will be able to generate increased margins as the installed base of Xbox 360, PS3 and Wii achieves critical mass.

PC Systems : The Gartner Group, a market research firm, estimates that by the end of 2012 nearly 77% of US households will have at least one broadband connected computer. The increase in PC ownership appears to be spurred by lower-cost Pentium-based processing systems, which incorporate higher-speed CD-ROM or DVD drives, modems and increasingly sophisticated graphics capabilities, and by the continued growth and interest in the Internet.  PC games are also becoming more accessible for players due to websites such as Steam.  Steam allows developers and publishers to post downloadable games in which consumers can purchase and download directly through the site in an efficient manner. Revenue from PC games in 2009 reached $13.1 billion (up 3% from 2008) according to the PC Gaming Alliance's 2009 Horizons Report.  This total not only includes retail sales but also online ads and digital distribution.  The survey also finds that over 70% of PC Gamers in North America and Europe have purchased a full game online, and over 50% say they have purchased a virtual item.

Mobile/Handheld Systems : With more than five million units sold worldwide within months of launch, the Sony PSP and Nintendo DS demonstrated the vitality of the handheld games business, previously dominated by Nintendo’s Gameboy product line.  The Nintendo DS has been the most successful handheld gaming console in the marketplace, selling over 127 million units worldwide as of February 2010.  As of November 26, 2008, 396 titles have released for Sony PSP with an average of 133,000 units sold per title, while 653 titles have released for Nintendo DS with an average of 163,000 units sold per title, as reported in NPD Data.  This success has fueled Nintendo to release a new handheld platform, the DSi along with DS 3D.  The portable gaming system sold two million units in Japan during the first five months of availability.  The U.S. launch was April 5, 2009.  According to Nintendo, 6.16 million Nintendo DSi units were sold in the US in 2009, bringing the worldwide sales to 16.43 million units through December 2009.  The Sony PSP has seen strong sales numbers as well, reaching sales of over 56 million units worldwide as of February 2010.  The market for “portable” games has been substantially enhanced by the rise of more powerful mobile phones (i.e. Apple’s iPhone) and the increased bandwidth of mobile networks (i.e. the 3G & 4G Networks).  The Apple iPhone has not only revolutionized portable gaming, but it has also dominated the market. According to a July 2009 report from FADE LLC, the iPhone gaming market controls $250 million in revenue since its launch in July of 2008, making it larger than any console’s digital game service (XBLA, PSN, WiiWare/VC).

Internet : The next generation of hardware is resulting in a significantly higher percentage of consoles connected to the Internet. Publishers will be able to generate new revenue streams from the sale of downloadable games and from subscription revenues for participation in MMOs and other micro-transaction based games. Using systems such as Xbox Live Arcade and PS3 Network (Home), publishers now have the ability to distribute downloadable products over the Internet. In addition, the MMO genre continues on its high growth path, with revenue expected to grow over 150% from 2006 through 2011 according to DFC Intelligence, a market research firm.  Social gaming has become a more recent phenomena. Social games are generally casual yet structured online games through which users can engage with one another. In February 2010, Information Services Group (ISG) released survey results on U.S. and U.K. online social gaming. According to the survey, one hundred million people are playing social games online. Facebook is the most popular destination for online games, with 83% of respondents saying they have played games there. ISG also finds that social games are quite the lucrative business. Twenty-eight percent have purchased in-game currency with real-world money, and social games are expected to generate $1 billion in revenue this year.

In-Game Advertising Revenues : In-game advertising revenue is expected to be an additional area of growth with the widespread adoption of the new console systems. Advertisers have become aware of the increasing popularity of video games as they look to expand into alternative platforms. According to analysts at CitiGroup, the in-game advertising market should reach $1.0 billion in revenue by 2014, marking a 40% growth from an expected $600 million in revenue in 2009. PricewaterhouseCoopers estimates in-game advertising revenue to reach $1.4 billion by 2013.

We believe the outlook for the various gaming market segments is very strong, growing rapidly, and accessible to us.

Products

We are a developer, publisher and distributor of casual gaming software for use on major platforms including Nintendo’s Wii, DS, GBA Sony’s PSP and PlayStation 2 and PCs, X-Box 360, and iPhone.

In 2009, we released the following games:

On the Nintendo Wii Platform:

ARCADE SHOOTING GALLERY
ATV QUAD KINGS
BIGFOOT COLLISION COURSE
BUILD N RACE
CHICKEN BLASTER
CHRYSLER CLASSIC RACING
COLDSTONE SCOOP IT UP

DEAL OR NO DEAL
DEER DRIVE
DODGE RACING
DREAM DANCE & CHEER
GLACIER 2
GROOVIN BLOCKS
JELLY BELLY BALLISTIC BEAN
M&M'S BEACH PARTY
MONSTER TRUCK MAYHEM
PACIFIC LIBERATOR
PUZZLE KINGDOMS
SMILEY WORLD ISLAND CHALLENGE
ULTIMATE DUCK HUNTING
YAMAHA SUPERCROSS

On the Nintendo Wii Platform with Peripherals:

CHICKEN BLASTER WITH GUN
CHICKEN SHOOT WITH GUN
DEER DRIVE W ITH GUN
ULTIMATE  DUCK HUNTING WITH GUN

On the Nintendo DS Platform:

ANIMAL PARADISE WILD
BIGFOOT COLLISION COURSE
CHICKEN BLASTER
DINER DASH: FLO ON THE GO
DODGE RACING
DREAM DANCER
DREAM SALON
GARFIELD GETS REAL
HELLO KITTY BIG CITY DREAMS
HISTORY CHANNEL GREAT EMPIRE
JELLY BELLY BALLISTIC BEAN
MARGOTS BEPUZZLED
PUZZLE KINGDOMS
SMILEY WORLD ISLAND CHALLENGE
WEDDING DASH
YAMAHA SUPER CROSS RACING

On the Sony PS2 Platform:

SUZUKI TT SUPERBIKES 2

On the Microsoft Xbox Platform:

RAIDEN FIGHTER ACES
SKI DOO SNOWMOBILE CHALLENGE

Product Development

We use third party development studios to create our video game products. We carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We usually have broad rights to commercially utilize products created by the third party developers we work with. Development contracts are structured to provide developers with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, and sometimes by providing for the payment of royalties to them based on sales of the developed product, only after we recoup development costs.

Customers

Our customers are comprised of national and regional retailers, specialty retailers and video game rental outlets. We believe we have developed close relationships with a number of retailers, including GameStop, Kmart and Target.  We also have strong relationships with Atari, Jack of All Games (“JOAG”). Cokem and Filpoint SVG, who act as resellers of our products to smaller retail outlets and provide program buying for Wal-Mart, Best Buy and other larger customers. For the year ended December 31, 2009, our most significant customers were Cokem, JOAG (via Atari) and GamesSop, which accounted for approximately 29%, 21% and 11% of our net revenue, respectively.  For the fiscal year ended 2008, our most significant customers were JOAG and Cokem, which accounted for approximately 30% and 14% of our net revenue, respectively.

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

We compete with Microsoft, Nintendo and Sony, which publish software for their respective systems. We also compete with numerous companies licensed by the platform manufacturers to develop or publish software products for use with their respective systems. These competitors include Activision Blizzard, Inc., Atari, Inc., Capcom Interactive, Inc., Electronic Arts, Inc., Konami, Corp., Majesco Entertainment Company, Namco Networks America, Inc., SCi Entertainment Group PLC, Sega Corporation, Take-Two Interactive Software, Inc., THQ, Inc., Ubisoft Entertainment and Vivendi Universal Games, among others. We will face additional competition from the entry of new companies into the video game market, including large diversified entertainment companies as well as other independent publishing companies.

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

Intellectual Property

Platform Licenses:

Hardware platform manufacturers require that publishers and developers obtain licenses from them to develop and publish titles for their platforms. We currently have licenses from Sony to develop and publish products for PlayStation, PlayStation 2, Playstation 3, PSP Go and PSP, and from Nintendo to develop products for the GBA, GameCube, DS, Wii, Dsi, Steam, PSN, Wii Ware, DSi Ware and Micro.  We are also licensed by Apple to produce applications on iPhone.  These licenses are non-exclusive and must be periodically renewed.  These companies generally have approval over games for their platforms, on a title-by-title basis, at their discretion.

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

Manufacturing

Sony, Nintendo and Microsoft control the manufacturing of our products that are compatible with their respective video game consoles and ship the products to us for distribution. Video games for Microsoft, Nintendo and Sony game consoles consist of proprietary format CD-ROMs or DVD-ROMs and are typically delivered to us within the relatively short lead time of approximately two to three weeks. Sony PSP products adhere to a similar production time frame, but use a proprietary media format called a Universal Media Disc, or UMD.

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

Employees

As of March 15, 2010, we had twenty-nine (29) full-time employees and one (1) part-time employee; of our employees, six (6) are in product development, nineteen (19) are in selling, general and administrative functions, and four (4) full-time employees and one (1) part-time employee are located at a third-party warehouse. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we believe our relationship with our employees is good.

Item 1A. Risk Factors .

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

Risks Related to Our Business

We have experienced operating losses since our inception, and may incur future losses.

We have incurred start-up costs, restructuring costs, impairment of goodwill and other intangible assets, and losses from discontinued operations during the past two and a half years. Through December 31, 2009, we have cumulative losses of approximately $45.1 million. If we do become profitable, we may not be able to sustain our profitability. Continued losses or an inability to sustain profitability may have an adverse effect on our future operating prospects.

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

Although there can be no assurance, our management believes that based on our current plan there are sufficient capital resources from operations, including our factoring and purchase order financing arrangements, to finance our immediate operational requirements. We may need to raise additional capital or incur debt to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

Failure to obtain financing or obtaining financing on unfavorable terms could result in a decrease in our stock price and could have a material adverse effect on our financial condition, and could require us to significantly reduce operations.

If our products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

Our success depends on generating revenues from existing and new products. The market for video game products is subject to continually changing consumer preferences and the frequent introduction of new products. As a result, video game products typically have short market lives spanning only three to twelve months. Our products may not achieve and sustain market acceptance sufficient to generate revenues to cover our costs and allow us to become profitable. If our products fail to gain market acceptance, we may not have sufficient revenues to develop a continuous stream of new games, which we believe is essential to covering costs and achieving future profitability.

Product development schedules are long and frequently unpredictable, and we may experience delays in introducing products, which may adversely affect our revenues.

The development cycle for certain of our products can exceed one year. In addition, the creative process inherent in video game development makes the length of the development cycle difficult to predict, especially in connection with products for a new hardware platform involving new technologies. As a result, we may experience delays in product introductions. If an unanticipated delay affects the release of a video game we may not achieve anticipated revenues for that game, for example, if the game is delayed until after an important selling season or after market interest in the subject matter of the game has begun to decline. A delay in introducing a video game could also require us to spend more development resources to complete the game, which would increase costs and lower margins, and could affect the development schedule for future products.

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

When demand for our product offerings falls below expectations, we may negotiate accommodations to retailers or distributors in order to maintain our relationships with our customers and access to our sales channels. These accommodations include negotiation of price discounts and credits against future orders commonly referred to as price protection. At the time of product shipment, we establish reserves for price protection and other similar allowances. These reserves are established according to our estimates of the potential for markdown allowances based upon our historical rates, expected sales, retailer inventories of products and other factors. We cannot predict with certainty whether existing reserves will be sufficient to offset any accommodations we will provide, nor can we predict the amount or nature of accommodations that we will provide in the future. If actual accommodations exceed our reserves, our earnings would be reduced, possibly materially. Any such reduction may have an adverse effect on our business, financial condition or results of operations. The granting of price protection and other allowances reduces our ability to collect receivables and impacts our availability for advances from our factoring arrangement. The continued granting of substantial price protection and other allowances may require additional funding sources to fund operations, but there can be no assurance that such funds will be available to us on acceptable terms, if at all.

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

All of our products are manufactured by third parties who set the manufacturing prices for those products. Therefore, we depend on these manufacturers, including platform manufacturers, to fill our orders on a timely basis and to manufacture our products at an acceptable cost. If we experience manufacturing delays or interruptions, it would harm our business and results of operations.

We may be unable to develop and publish new products if we are unable to secure or maintain relationships with third party video game software developers.

We utilize the services of independent software developers to develop our video games. Consequently, our success in the video game market depends on our continued ability to obtain or renew product development agreements with quality independent video game software developers. However, we cannot assure you that we will be able to obtain or renew these product development agreements on favorable terms, or at all, nor can we assure you that we will be able to obtain the rights to sequels of successful products which were originally developed for us by independent video game software developers.

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

We have made acquisitions and, although we have no present intention to do so, we may pursue further acquisitions, any of which could be material to our business, operating results and financial condition. Certain of our acquired companies were subsequently disposed during the past two and a half years.  These acquisitions resulted in operating losses and losses from dispositions.  Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. We may also raise additional capital for the acquisition of, or investment in, companies, technologies, products or assets that complement our business. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could harm our financial condition and operating results. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

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

Our sales to Cokem, Jack of All Games (via Atari) and Gamestop accounted for approximately 29%, 21% and 11%, respectively, of our gross revenues for the year ended December 31, 2009. Our sales to Jack of All Games and Cokem accounted for approximately 30% and 14%, respectively, of our gross revenues for the year ended December 31, 2008.  Although we seek to broaden our customer base, we anticipate that a small number of customers will continue to account for a large concentration of our sales given the consolidation of the retail industry. We do not have written agreements in place with several of our major customers. Consequently, our relationship with these retailers could change at any time. Our business, results of operations and financial condition could be adversely affected if:

•	we lose any of our significant customers;

•	any of these customers purchase fewer of our offerings;

•	any of these customers encounter financial difficulties, resulting in the inability to pay vendors, store closures or liquidation;

•	less favorable foreign intellectual property laws making it more difficult to protect our properties from appropriation by competitors;

•	we incur difficulties with distributors;

•	we incur difficulties collecting our accounts receivable;

•	we continue to rely on limited business relationships.

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

We continue to seek the most cost-effective method to distribute our products internationally.  There are many risks involved with international operations, including:
•	difficulty in maintaining or finding a suitable distribution partner;

•	social, economic and political instability;

•	compliance with multiple and conflicting foreign and domestic laws and regulations;

•	changes in foreign and domestic legal and regulatory requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	currency fluctuations;

•	difficulties in staffing and managing international operations;

•	less favorable foreign intellectual property laws making it more difficult to protect our properties from appropriation by competitors;

•	potentially adverse tax treatment;

•	higher costs associated with doing business internationally;

•	challenges caused by distance, language and cultural differences;

•	difficulties with distributors;

•	protectionist laws and business practices that favor local businesses in some countries;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

•	price controls;

•	the servicing of regions by many different carriers;

•	imposition of public sector controls;

•	restrictions on the export or import of technology;

•	greater fluctuations in sales to end users and through carriers in developing countries, including longer payment cycles and greater difficulties collecting our accounts receivable; and

•	relying on limited business relationships.

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

Our business is subject to seasonal fluctuations.

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

If we continue to fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting for all our current operations and have our independent registered public accounting firm attest to our evaluation beginning with our Annual Report on Form 10-K for the year ending December 31, 2010. Our management has determined that we have a material weakness in our internal control over financial reporting related to not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statements close process. Until this deficiency in our internal control over financial reporting is remediated, there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. We are committed to appropriately addressing this matter and we have engaged additional qualified personnel to assist in these areas. We will continue to reassess our accounting and finance staffing levels to ensure that we have the appropriate accounting resources to handle the existing workload. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time - consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the Securities and Exchange Commission, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 78% of our outstanding common stock. As a result, this group will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock is likely to have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, this group could cause us to enter into transactions or agreements that we would not otherwise consider.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, may make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual products and services represent meaningful portions of our revenues and net loss in any quarter. We may incur significant or unanticipated expenses when licenses are renewed.

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

Item 1B. Unresolved Staff Comments .

Not applicable as we are a smaller reporting company.

Item 2.  Properties.

Our principal offices are located at 3805 Edwards Road, Suite 400 Cincinnati, OH 45209, where we lease approximately 7,705 square feet for a monthly rent of $9,567.04 from March 1, 2010 through February 28, 2012, and a monthly rent of $10,273.33 from March 1, 2012 through February 28, 2014, pursuant to a lease agreement that expires on February 28, 2014.

We believe that our existing facilities are suitable and adequate for the business conducted therein, appropriately used and have sufficient capacity for our intended purpose.

Item 3. Legal Proceedings .

On February 19, 2009, Susan J. Kain Jurgensen, Steven W. Newton, Mercy R. Gonzalez, Bruce C. Kain, Wesley M. Kain, Raymond Pierce and Cristie E. Walsh filed a complaint against Zoo Publishing, Zoo Games and Zoo in the Supreme Court of the State of New York, New York County, index number 09 / 102381 alleging claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer. The complaint sought compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies. On June 18, 2009, we reached a settlement whereby we agreed to pay to the plaintiffs an aggregate of $560,000 (the “Settlement Amount”) in full satisfaction of the disputed claims, without any admission of any liability of wrongdoing as follows: (a) $300,000 on June 26, 2009; (b) $60,000 on or before the earlier of (i) the date that is 90 days from June 18, 2009 or (ii) the date the Company obtains new and available financing, including any amounts currently held in escrow that will be released from escrow after June 18, 2009, in any form and from any source, in an amount totaling at least $2,000,000; (c) $100,000 on or before December 18, 2009; and (d) $100,000 on or before June 18, 2010. To date, $460,000 of the Settlement Amount has been paid to the plaintiffs. The Zoo Publishing Notes and all other notes, employment, agreements, loan agreements, options, warrants and other agreements relating to the plaintiffs (except with respect to that certain Employment Agreement between Zoo Publishing and Cristie E. Walsh) were terminated and all outstanding obligations of the Company related to these agreements were cancelled. In addition, the plaintiffs returned to us an aggregate of 5,563,950 shares of our common stock owned by them prior to such date.

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

Item 4. (Removed and Reserved) .

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

	High	Low

First Quarter 2008	$1.35	$1.00
Second Quarter 2008	$1.45	$1.10
Third Quarter 2008	$2.50	$1.45
Fourth Quarter 2008	$1.70	$0.25

First Quarter 2009	$0.85	$0.30
Second Quarter 2009	$1.10	$0.85
Third Quarter 2009	$1.10	$0.75
Fourth Quarter 2009	$0.75	$0.75

Holders of common stock.
On March 22, 2010, we had approximately 90 registered common stockholders of record of the 2,778,409,829 outstanding shares of common stock. There were also an undetermined number of holders who hold their stock in nominee or "street" name.

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

Securities authorized for issuance under equity compensation plans.
The following table sets forth information concerning our equity compensation plans as of December 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by Zoo security holders	-	*	$-	25,000

Equity compensation plans approved by Zoo Games security holders	2,589,810		$1.29	-

Equity compensation plans not approved by security holders	-			-

Total	2,589,810		$1.29	25,000

* This number does not include an aggregate of 900,000 restricted shares of our common stock that we issued on June 23, 2008, and an aggregate of 75,000 restricted shares of our common stock that we issued on June 27, 2008, at a purchase price of $0.001 per share to certain employees, directors and consultants, pursuant to our 2007 Employee, Director and Consultant Stock Plan, as amended (the "2007 Plan").

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

We are a developer, publisher and distributor of video game software for use on major platforms including Nintendo’s Wii, DS, GBA, Sony’s PSP, PlayStation 2 and iPhone.  We are also a distributor of video game software for use on Microsoft’s Xbox 360.   In addition, we intend to publish packaged entertainment software titles for use on a variety of other gaming platforms including Sony’s PlayStation 3. We will also seek to create and sell downloadable games for Microsoft’s Xbox Live Arcade, Sony’s PlayStation 3 Network, Nintendo’s Virtual Console, and for use on personal computers (PCs).

Our current video game titles are targeted at various demographics but primarily at the lower-priced “value” market. In some instances, these titles are based on licenses of well-known properties and, in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of our video games.

We also operate a site called 2beegames.com which can be found at www.2beegames.com.  We hold contests for independent developers whereby they can enter their games to win monetary prizes and potential publishing arrangements with us.  This site allows us to attract fresh intellectual property, lower production costs, decrease time to market, and improve margins.

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

Upon the closing of the Merger, as the sole remedy for the Zoo Games stockholders’ indemnity obligations, on behalf of the Zoo Games stockholders pursuant to the Merger Agreement, the Company deposited 2,609,861 shares of the Company’s common stock (the “Escrow Shares”), otherwise payable to such stockholders, into escrow to be held by the escrow agent until December 31, 2009 in accordance with the terms and conditions of an escrow agreement. No claims were made against the stockholders pursuant to the Merger Agreement, and the Escrow Shares were released from escrow.

Effective as of the closing of the Merger, Zoo Games became our wholly-owned subsidiary.  As a result thereof, the historical and current business operations of Zoo Games now comprise our principal business operations.

Zoo Games

Zoo Games was treated as the acquirer for accounting purposes in the reverse merger and the financial statements of the Company represent the historical activity of Zoo Games and consolidate the activity of Zoo beginning on September 12, 2008, the date of the reverse merger.

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

In June 2009, we formed a new company in the United Kingdom that is a wholly-owned subsidiary of Zoo Games called Zoo Entertainment Europe Ltd. (“Zoo Europe”), to focus on the sales and distribution of our products in Europe. Zoo Europe incurred initial start-up costs and minimal revenues beginning in the quarter ended September 30, 2009.  The activity of Zoo Europe was immaterial through the period ended December 31, 2009, and we record all operating activities as one segment.  In our effort to refocus our cash on our core business operations, we decided to discontinue operations of Zoo Europe effective December 2009.

The financial statements of Zoo Entertainment and Zoo Games include operations of each division from the date that they were acquired. Currently, the Company has determined that it operates in one segment in the United States.  The results for Supervillain, Repliqa and Zoo Digital are included in discontinued operations for the periods presented.

Results of Operations

For the year ended December 31, 2009 as compared to the year ended December 31, 2008

The following table sets forth, for the period indicated the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data)
	2009			2008
Revenue	$48,709	100%		$36,313	100%
Cost of goods sold	39,815	82%		30,883	85%
Gross profit	8,894	18%		5,430	15%

Operating expenses:
General and administrative	6,788	14%		10,484	29%
Selling and marketing	2,484	5%		4,548	13%
Research and development	390	1%		5,857	16%
Impairment of goodwill	14,704	30%		-	-%
Depreciation and amortization	1,875	4%		1,760	5%
Total operating expenses	26,241	54%		22,649	62%

Loss from operations	(17,347)	(36)%		(17,219)	(47)%

Interest expense, net	(2,975)	(6)%		(3,638)	(10)%
Gain on extinguishment of debt	5,315	11%		-	-%
Gain on legal settlement	4,328	9%		-	-%
Other income – insurance recovery	860	2%		1,200	3%
Loss from continuing operations before income tax benefit	(9,819)	(20)%		(19,657)	(54)%
Income tax (expense) benefit	(3,143)	(6	) %	4,696	13%
Loss from continuing operations	(12,962)	(27)%		(14,961)	(41)%
Loss from discontinued operations net of tax benefit	(235)	-%		(6,734)	(19)%
Net loss	$(13,197)	(27)%		$(21,695)	(60)%
Loss per common share from continuing operations	$(0.39)			$(0.59)

Net Revenues

Net revenues for the year ended December 31, 2009 were approximately $48.7 million, an increase of approximately 34% over the revenues for the year ended December 31, 2008 of approximately $36.3 million, primarily all consisting of casual game sales in North America.

Because of a fire in our third party warehouse in October 2008, we entered into a distribution agreement with Atari that has remained in effect for certain customers through 2009.  With that agreement, we sell product to Atari at a discount and they distribute product to certain of our customers.  The sales in 2009 are recorded net of the $3.7 million fee to Atari and the sales in 2008 are recorded net of the $1.4 million fee to Atari; without the Atari fee, the sales increase from 2008 to 2009 would be 39%.

The breakdown of gross sales by platform is:

	2009	2008
Nintendo Wii	64%	45%
Nintendo DS	31%	50%
SONY PS2	3%	2%
Microsoft XBox	2%	0%
Nintendo GBA	0%	2%
SONY PSP	0%	1%

The best sellers during the 2009 period were (i) Deal or No Deal, (ii) M&M Kart Racing, and (iii) M&M Beach Party, all on the Nintendo Wii platform. The various Wii games bundled with our gun blaster accounted for approximately 10% of our sales during 2009.  The biggest sellers during the 2008 period were (i) M&M Kart Racing on the Nintendo Wii platform, (ii) the compilation of Battle Ship, Connect 4, Sorry & Trouble on the Nintendo DS platform, and (iii) Deal or No Deal on the Nintendo DS platform.  The 2009 period consisted of approximately 5.2 million units sold at an average price of $9.65 as compared to approximately 4.1 million units sold for an average price of $10.00.

Gross Profit

Gross profit for 2009 was approximately $8.9 million, or 18% of net revenue, while the gross profit for 2008 was approximately $5.4 million, or 15% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. The Atari sales agreement was in place during the entire 2009 period and for three months during 2008.  Atari’s fees that are recorded as a reduction in revenue during 2009 were approximately $3.7 million as compared to $1.4 million for the three months that the agreement was in effect in 2008.  Without the fees to Atari, the gross profit would have been 24% of net revenue in 2009 and 18% of net revenue in 2008.  As part of our business plan to focus on higher margin games and more cost effective product licenses, we opted to discontinue certain lower-margin products in the 2009 period through the accelerated sale of such products at lower than normal prices.   The 2008 period also included a close-out initiative for a license that terminated during that period resulting in similar overall margins for the 2008 period.  The 2008 period included an unusually large amount of amortization of product development costs for a game developed internally that did not earn out its development cost at the expected rate, resulting in an additional 2% charge to the cost of goods sold and therefore a 2% decrease in the gross margin for 2008.

General and Administrative Expenses

General and administrative expenses for 2009 were approximately $6.8 million as compared to $10.5 million for 2008.  A reduction in the corporate headcount in the New York office from 2008 to 2009 resulted in approximately $2.0 million of the decrease from reduced salaries, rent and related expenses.  Additional costs incurred in the 2008 period resulted from the Company’s reverse merger and costs relating to going public, which were approximately $964,000 in accounting and legal fees and approximately $582,000 in other consulting costs.  These costs did not recur in 2009. Equity compensation included in general and administrative expenses are approximately $592,000 in 2009 and approximately $1.6 million in 2008.  During 2009 the Company incurred approximately $856,000 in cost for its European sales office that both began and terminated during 2009.  These costs are included in the 2009 general and administrative expenses.

Selling and Marketing Expenses

Selling and marketing expenses for 2009 and 2008 were approximately $2.5 million and $4.5 million, respectively. These expenses all relate to the sales of casual games in North America and consist primarily of the salaries, commissions and related costs for Zoo Publishing. The expenses in the 2009 period reflect a reduction in salaries and related costs of $949,000 from the 2008 period due to the transition of that operation from New Jersey to Ohio in 2009 and resulting reduction in headcount and base salaries.  The balance of the variance resulted primarily from approximately $1.0 million in advertising and marketing expenses incurred in 2008 for various products that did not recur in 2009.

Research and Development Expenses

Research and development expenses were $390,000 in 2009 as compared to approximately $5.9 million in 2008.  These expenses are a direct result of our decision to discontinue the development of certain games during these periods. The 2008 costs of consisted of approximately $5.1million relating to various video game products that were discontinued during the year and approximately $720,000 for a video game that was still in development that we deemed unrecoverable in 2008. The Company has modified its business model to focus on casual products which carry significantly lower development risks and costs.

Impairment of Goodwill

The Company incurred a triggering event as of September 30, 2009 based on the equity infusion of approximately $4.0 million for 50% ownership in the Company and the conversion of the existing convertible debt during the fourth quarter of 2009.  As such, the Company performed an impairment analysis, resulting in the full impairment of goodwill of $14.7 million.

Depreciation and Amortization Expenses

Depreciation and amortization costs for 2009 were approximately $1.9 million as compared to approximately $1.8 million in 2008.  The amortization of intangibles acquired from the Zoo Publishing acquisition that is included in these amounts is approximately $1.6 million for both 2009 and 2008. The 2009 period includes $130,000 resulting from the amortization of content intangibles obtained from the New World IP license in May 2009.  The balance relates to depreciation of fixed assets during the period.

Interest Expense

Interest expense for 2009 was approximately $3.0 million as compared to approximately $3.6 million for 2008. The 2009 period includes approximately $1.6 million of non-cash interest expense relating to the amortization on the Zoo Entertainment notes, $496,000 of interest relating to the Zoo Entertainment notes and approximately $358,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $293,000 is non-cash interest imputed at the then market rate. In addition, the 2009 period includes $58,000 of interest on the Solutions 2 Go loan and $133,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights.  Interest paid by Zoo Publishing in 2009 for the receivable factoring facility and other financing arrangements were $354,000.  The 2008 period includes $1.3 million of non-cash interest expense relating to the amortization on the Zoo Entertainment notes, $610,000 of non-cash interest expense relating to the accelerated amortization of the debt discount resulting from the early extinguishment of debt and approximately $1.2 million of interest on the various promissory notes due to the sellers of Zoo Publishing of which $1.0 million is non-cash interest imputed at the then market rate. Also included in 2008 is $536,000 of interest expense on other notes including the Zoo Entertainment notes.

Gain on Extinguishment of Debt

The 2009 period includes approximately $5.3 million of gain on extinguishment of debt resulting from the November 2009 conversion of approximately $11.9 million of existing debt, including related accrued interest, into 1,189,439 shares of Series B Preferred stock that subsequently converted into 1,188,439,000 shares of common stock in March 2010. The total fair value of the Series B Preferred stock was determined to be approximately $3.0 million, based on a $0.0025 value per common share, the same value per share on the sale of Series A Preferred stock with identical rights and features.  Of the $8.9 million gain on extinguishment of debt, approximately $3.6 million is recorded as additional paid-in-capital because that debt holder was also a shareholder with greater than 10% of the outstanding common stock at the time of the debt conversion and deemed to be a related party.  The remaining $5.3 million balance was recorded as a gain on extinguishment of the debt.

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

Other Income – Insurance Recovery

During the 2009 period, our third party warehouse received $860,000 from their insurance company relating to losses incurred by us from a fire in October 2008.  Those proceeds were applied against other amounts due from Zoo to the third party warehouse and are reported as Other Income in 2009.  In 2008, we received $1.2 million from our insurance company relating to business losses incurred from the same fire at a third party warehouse that housed our inventory in October 2008.

Income Tax (Expense) Benefit

We recorded an income tax expense of approximately $3.1 million for the year ended December 31, 2009.  There were various book to tax differences that resulted in the Company having taxable income for 2009; the income tax expense, in part, is based on permanent differences that are non-deductible for tax purposes, predominantly related to the impairment of goodwill. The net deferred tax component of the tax expense is approximately $2.9 million.  During the year ended December 31, 2008, we recorded a tax benefit of approximately $6.1 million, approximately $4.7 million from continuing operations and approximately $1.4 million attributed to discontinued operations.

Loss from Discontinued Operations

During 2009, we wrote-off $235,000 relating to the balance due from the sale of Zoo Digital in 2008 because it was determined to be uncollectible during this period.   During 2008, we incurred an aggregate of approximately $6.7 million in losses, net of an approximately $1.4 million tax benefit, from four operating divisions which were subsequently discontinued, so the net losses relating to those operations are recorded separately as a loss from discontinued operations. The loss relating to Zoo Digital was approximately $4.6 million, the loss relating to Supervillain was approximately $3.2 million, the loss relating to Repliqa was $219,000 and the loss relating to the on-line initiative was $146,000.

Loss per Common Share from Continuing Operations

The loss per common share from continuing operations for the year ended December 31, 2009 was $0.39, based on a weighted average shares outstanding for the period of 33.5 million, versus a loss per share from continuing operations of $0.59, based on a weighted average shares outstanding of 25.4 million for the year ended December 31, 2008.

Liquidity and Capital Resources

We incurred a loss from continuing operations of approximately $13.0 million, including an impairment charge related to goodwill of $14.7 million, for the year ended December 31, 2009 and a net loss of approximately $15.0 million from continuing operations for the year ended December 31, 2008. Our principal sources of cash during the 2009 period were proceeds from the $5 million equity raise in the fourth quarter of 2009, cash generated from the use of our purchase order and receivable financing arrangements, and cash generated from operations throughout the year.

Net cash used in continuing operations for 2009 was approximately $5.5 million, while net cash used in continuing operations for 2008 was $12.1 million. The specifics of the Atari sales agreement, which was in effect during the 2009 period for some of our customers, where Atari prepays the Company for the cost of goods for most of our sales and pays the balance due within 15 days of shipping the product, resulted in significant improvements for our cash provided from operations in the 2009 period, as compared to the 2008 period.  The nature of the customer advances from Atari also reduces our receivables, as compared to standard trade sales where we wouldn’t collect the receivable until up to 60 days after shipment of our goods.  As of the end of December 2008, Atari was distributing for all our customers, while at the end of December 2009, Atari was distributing for only certain customers.  The net increase in receivables for the year ended December 31, 2009 was approximately $2.2 million, while the net increase in receivables for the year ended December 31, 2008 was approximately $500,000.  The inventory decreased by approximately $1.0 million from December 31, 2008 to December 31, 2009 as we made an effort to minimize our cash outlay for product by building product to order and increasing our inventory turns.  Also in the 2008 period, the Company was spending more cash developing higher-cost video games that had a longer development cycle which put a strain on our working capital for that period; while in 2009 we focused mostly on developing lower-cost video games and our cash constraints also limited our spending on development of new video games in 2009.

Net cash used in investing activities for the year ended December 31, 2009 was $338,000, while net cash provided by investing activities for the year ended December 31, 2008 was approximately $2.1 million.  The cash used in the 2009 period consisted of $312,000 invested for intellectual property and $26,000 for the purchase of fixed assets.  During the 2008 period, the Company benefited from the receipt of approximately $1.7 million of cash from the reverse merger and used $67,000 cash for the purchase of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2009 was approximately $7.6 million, while net cash provided by financing activities for the year ended December 31, 2008 was approximately $12.9 million.  The 2009 period includes approximately $90,000, net, repaid to the purchase order financing facility and approximately $900,000, net, received from the receivable factoring facility, as well as $7,000 from the exercise of warrants.  In addition, we received a $2.0 million customer advance from Solutions 2 Go, Inc. in the 2009 period for exclusive Canadian distribution rights which is being treated as a loan due to the fixed maturity date and interest bearing features of the advance.  During 2008 we received approximately $6.1 million from the sale of equity securities, received approximately $8.9 million from the issuance of convertible notes and repaid a net amount of approximately $2.0 million for the purchase order financing and factor arrangements.

The $5.0 million sale of our Series A Convertible Preferred Stock and common stock purchase warrants that closed on November 20, 2009 and December 16, 2009, and the conversion of approximately $11.9 million underlying our convertible notes into equity, put us into a positive net working capital position of approximately $5.6 million as of  December 31, 2009, leaving us better positioned to meet our cash needs.

On May 16, 2008, Mandalay Media, Inc. (“Mandalay”) provided a bridge loan to us of $2.0 million (the “Mandalay Note”) in connection with the potential acquisition by Mandalay of Zoo Games. The Mandalay Note bore interest at a rate of 10% per annum. The letter of intent between Mandalay and Zoo Games was terminated, and the Mandalay Note was paid in full on July 7, 2008.

On July 7, 2008, Zoo provided a bridge loan of up to $7.0 million to Zoo Games (the “Company Loan”). The Company Loan bore interest at a rate of 10% per annum (increasing upon default). Under the terms of the Company Loan, Zoo Games could borrow on a weekly basis, repay without penalty or premium and continue to borrow amounts until September 30, 2008, provided that any advance made by Zoo to Zoo Games is contingent upon a mutually approved budget for the use of such advance by Zoo Games, which approval will not be unreasonably withheld by Zoo. The Company Loan and all accrued interest were automatically extinguished upon the closing of the Merger. We used $2.03 million of the amounts borrowed to repay all amounts outstanding under the Mandalay Note on July 7, 2008. The additional advances were used for working capital purposes.

Zoo Entertainment Notes

On July 7, 2008, as amended,, we entered into a note purchase agreement under which the purchasers agreed to provide loans to us in the aggregate principal amount of $9.0 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the notes, we issued to the purchasers warrants to purchase 8,181,818 shares of our common stock. The notes had an interest rate of five percent (5%) for the one year term of the note commencing from issuance, unless extended. All of the warrants have a five year term and an exercise price of $0.01 per share.  In connection with the note purchase agreement, the Company satisfied a management fee obligation by issuing additional senior secured convertible promissory notes in the principal amount of $750,000 and warrants to purchase 681,818 shares of common stock of the Company. All of the warrants have a five year term and an exercise price of $0.01 per share.

On September 26, 2008,  we entered into a note purchase agreement, as amended, with four investors, pursuant to which the purchasers agreed to provide a loan to us in the aggregate principal amount of $1.4 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the notes, we issued to the purchasers warrants to purchase 1,272,726 shares of our common stock. The notes had an interest rate of five percent (5%) for the time period beginning on September 26, 2008 and ending on September 26, 2009, unless extended.    The warrants have a five year term and an exercise price of $0.01 per share.

On November 20, 2009, the requisite holders (the “Holders”) of the Company’s senior secured convertible notes issued in the aggregate principal amount of $11.15 million, described above agreed that if the Company raises a minimum of $4.0 million of new capital, they will convert their debt into shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) that will ultimately convert into shares of common stock representing approximately 36.5% of the equity of the Company. As a result of the consummation of our sale of Series A Preferred Stock resulting in gross proceeds to the Company of approximately $4.2 million, on November 20, 2009, approximately $11.9 million of principal plus accrued and unpaid interest underlying the notes converted into an aggregate of 1,188,439 shares of Series B Preferred Stock. On January 13, 2010, our Board of Directors and stockholders holding approximately 66.7% of our outstanding voting capital stock approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 3,500,000,000 shares (the “Charter Amendment”). The consents we received constituted the only stockholder approval required for the Charter Amendment under the Delaware General Corporation Law (the “DGCL”) and our existing Certificate of Incorporation and Bylaws. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended, stockholder approval of this amendment will become effective on or after such date that is approximately 20 calendar days following the date we first mailed the definitive Information Statement Pursuant to Section 14(c) (the “Information Statement”) to our stockholders.  The Information Statement was first sent to our stockholders on February 16, 2010.  On March 10, 2010, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware.  The Charter Amendment increased the Company’s authorized shares of common stock, par value $0.001 per share, from 250,000,000 shares to 3,500,000,000 shares. Upon the filing of the Charter Amendment on March 10, 2010, the Series B Preferred Stock automatically converted to 1,188,439,000 shares of common stock.

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

Zoo Publishing has additional debt outstanding which debt existed prior to Zoo Games’ acquisition of that subsidiary. As of December 31, 2009, Zoo Publishing owes approximately $300,000 as a result of the repurchase of certain stock from a former stockholder. The terms of this note are repayment in monthly increments of $10,000.

Zoo Publishing also takes advances from our factor, Working Capital Solutions, Inc., which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. Under the terms of our factoring and security agreement, our receivables are sold to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding, subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 25% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open. We began to use the factor again in September 2009 and as of December 31, 2009, we had factored approximately $1.4 million of invoices and received $900,000 advance against these receivables.  This agreement expires in September 2010 and we have agreed in principle to increase borrowing levels effective April 1, 2010.

In addition to the receivable financing agreement with Working Capital Solutions, Inc., Zoo Publishing also utilizes purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”), to fund the manufacturing of video game products. Under the terms of our agreement, we assign purchase orders received to Wells Fargo, which may accept or decline the assignment of specific purchase orders. The purchase order financing allows us to order manufactured video game product from the manufacturer. Upon receipt of a purchase order, Wells Fargo advances the funds to the video game product manufacturer. This advance permits us to order the video game product to satisfy the purchase orders and projected purchase orders submitted by our accounts. The interest rate is prime plus 4.0% on outstanding advances.

On April 6, 2009, we entered into an amended and restated purchase order financing arrangement with Wells Fargo pursuant to an amended and restated master purchase order assignment agreement (the “Assignment Agreement”). The Assignment Agreement amended and restated in its entirety the master purchase order assignment agreement between Wells Fargo (formerly known as Transcap Trade Finance, LLC) and Zoo Publishing, dated as of August 20, 2001, as amended.

Pursuant to the Assignment Agreement, the Company will assign purchase orders received from customers to Wells Fargo, and request that Wells Fargo purchase the required materials to fulfill such purchase orders. Wells Fargo, which may accept or decline the assignment of specific purchase orders, will retain us to manufacture, process and ship ordered goods, and will pay us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo will re-assign the applicable purchase order to us. We will pay to Wells Fargo a fee upon their funding of each purchase order and we commit to pay a total fee for twelve months in the aggregate amount of $337,500. If the fees earned during the twelve month period do not exceed $337,500, we are required to pay the difference between the $337,500 and the amounts already paid on the earlier of the twelve month anniversary of the date of the Assignment Agreement, or the date of termination of the Assignment Agreement. Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000. The Assignment Agreement is for an initial term of twelve months, and shall continue thereafter for successive twelve month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term. If the term of the Assignment Agreement is renewed for one or more twelve month terms, for each such twelve month term, we will pay to Wells Fargo a commitment fee in the sum of $337,500, to be offset against actual fees paid by us upon their payment of each purchase order, to be paid on the earlier of the twelve month anniversary of such renewal date or the date of termination of the Assignment Agreement. The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.  We extended the purchase order financing facility through April 2011 and have agreed in principle to increase the borrowing capacity at lower fees and interest rates effective April 6, 2010.

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

 In connection with the financing consummated on November 20, 2009, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010.  In addition, the amended Fee Letters provide that, in consideration of each of their continued personal guarantees, we will issue to each of Messrs. Seremet and Rosenbaum, an option to purchase shares of common stock or restricted shares of common stock, equal to approximately a 6.25% ownership interest on a fully diluted basis, respectively.  Subject to the effectiveness (the “Effective Date”) of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 250,000,000 shares to 3,500,000,000 shares (the “Charter Amendment”), on February 11, 2010, the Company issued options to purchase 202,581,600 shares of common stock to each of Mark Seremet and David Rosenbaum pursuant to the Fee Letters. The options have an exercise price of $0.0025 per share and vest as follows:  commencing as of the Effective Date, 72% vest immediately, 14% on May 12, 2010 and 14% vest on May 12, 2011. On January 13, 2010, our Board of Directors and stockholders holding approximately 66.7% of our outstanding voting capital stock approved the Charter Amendment. The consents we received constituted the only stockholder approval required for the Charter Amendment under the Delaware General Corporation Law (the “DGCL”) and our existing Certificate of Incorporation and Bylaws. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended, stockholder approval of this amendment will become effective on or after such date that is approximately 20 calendar days following the date we first mailed the definitive Information Statement Pursuant to Section 14(c) (the “Information Statement”) to our stockholders.  The Information Statement was first sent to our stockholders on February 16, 2010.  On March 10, 2010, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware.

As a result of a fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari will resell the products to wholesalers and retailers that are acceptable to Atari in North America. This agreement provides for Atari to prepay the Company for the cost of goods and pay the balance due within 15 days of shipping the product. Atari’s fees approximate 10% of our standard selling price. Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a 60 day period to be liquidated no later than July 31, 2010. The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until March 31, 2010.

The $5.0 million sale of our Series A Convertible Preferred Stock and common stock purchase warrants that closed on November 20, 2009 and December 16, 2009, and the conversion of approximately $11.9 million underlying our convertible notes into equity helped the Company to achieve an approximately $5.6 million positive working capital position as of December 31, 2009.  We believe the existing cash and cash generated from operations are sufficient to meet our immediate operating requirements, along with our current financial arrangements. We may need to raise additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

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

Inventory

Inventory is stated at the lower of actual cost or market. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales.

Product Development Costs

We utilized both internal development teams and third party product developers to develop the titles we publish.  With the sale of Supervillain in September 2008, we no longer have any internal development studios or related costs.

We capitalized internal product development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), as well as third party production and other content costs, subsequent to establishing technological feasibility of a video game title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Amortization of such capitalized costs is recorded on a title-by-title basis in cost of goods sold using the proportion of current year revenues to the total revenues expected to be recorded over the life of the title.

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

We also capitalize advance payments as product development costs subsequent to establishing technological feasibility of a video game title and amortize them, on a title-by-title basis, as product development costs in cost of goods sold. Royalty amortization is recorded using the proportion of current year revenues to the total revenues expected to be recorded over the life of the title.

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

In December 2007, the FASB issued FASB ASC Topic 808-10-15, “Accounting for Collaborative Arrangements” (ASC 808-10-15) which defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 808-10-15.  The adoption of the statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company incurred a triggering event as of September 30, 2009 based on the equity infusion of approximately $4.0 million for 50% ownership in the Company and the conversion of the existing convertible debt during the fourth quarter of 2009.  As such, the Company performed an impairment analysis which resulted in an impairment of goodwill of $14.7 million in 2009.  There was no impairment of other intangible assets.

Long-lived assets including identifiable intangibles.   We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.  See section above entitled “Asset Impairment”.

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including, in the case of stock option awards, estimating expected stock volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes

Zoo Games was a limited liability company from inception until May 16, 2008 and followed all applicable United States tax regulations for a limited liability company. Effective May 16, 2008 when Zoo Games became incorporated, it became necessary for us to make certain estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained. The impact of these revisions is recorded in income tax expense or benefit in the period in which they become known.

We account for uncertain income tax positions by recognizing in the consolidated financial statements only those tax positions we determine to be more likely than not of being sustainable upon examination, based on the technical merits of the positions, under the presumption that the taxing authorities have full knowledge of all relevant facts. The determination of which tax positions are more likely than not sustainable requires us to use significant judgments and estimates, which may or may not be borne out by actual results.

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

Accounting Standards Updates Not Yet Effective

In June 2009, an update was made to “Consolidation – Consolidation of Variable Interest Entities.” Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for the company beginning January 1, 2010. Management has concluded that adoption of this update will have no significant impact on the company’s consolidated financial position and results of operations when it becomes effective in 2010.

Other Accounting Standards Updates not effective until after December 31, 2009, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

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

Legal Matters

On February 19, 2009, Susan J. Kain Jurgensen, Steven W. Newton, Mercy R. Gonzalez, Bruce C. Kain, Wesley M. Kain, Raymond Pierce and Cristie E. Walsh filed a complaint against Zoo Publishing, Zoo Games and Zoo in the Supreme Court of the State of New York, New York County, index number 09 / 102381 alleging claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer. The complaint sought compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies. On June 18, 2009, we reached a settlement whereby we agreed to pay to the plaintiffs an aggregate of $560,000 (the “Settlement Amount”) in full satisfaction of the disputed claims, without any admission of any liability of wrongdoing as follows: (a) $300,000 on June 26, 2009; (b) $60,000 on or before the earlier of (i) the date that is 90 days from June 18, 2009 or (ii) the date the Company obtains new and available financing, including any amounts currently held in escrow that will be released from escrow after June 18, 2009, in any form and from any source, in an amount totaling at least $2,000,000; (c) $100,000 on or before December 18, 2009; and (d) $100,000 on or before June 18, 2010. To date, $460,000 of the Settlement Amount has been paid to the plaintiffs. The Zoo Publishing Notes and all other notes, employment, agreements, loan agreements, options, warrants and other agreements relating to the plaintiffs (except with respect to that certain Employment Agreement between Zoo Publishing and Cristie E. Walsh) were terminated and all outstanding obligations of the Company related to these agreements were cancelled. In addition, the plaintiffs returned to us an aggregate of 5,563,950 shares of our common stock owned by them prior to such date.

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

Item 8. Financial Statements and Supplementary Data .

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1, and are incorporated herein and made a part hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .

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

Item 9A(T). Controls and Procedures .

Disclosure controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

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

Changes in controls and procedures.

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal that year materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions involving our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has determined that we have a material weakness in our internal control over financial reporting related to not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statements close process.  Based on this evaluation, management determined that our system of internal control over financial reporting was not effective as of December 31, 2009.

Until this deficiency in our internal control over financial reporting is remediated, there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

Due to resource constraints in 2009, both monetary and time, we were not able to appropriately address this matter in 2009.  We are committed to addressing this in 2010 and we will reassess our accounting and finance staffing levels to determine and seek the appropriate accounting resources to be added to our staffto handle the existing workload.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only a management’s report in this report.

Item 9B. Other Information .

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below are the names of our directors and executive officers, their ages, their offices in Zoo Entertainment, Inc., if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships, if any.

Name	Age	Position(s)
Mark Seremet	45	Director, Chief Executive Officer and President
Jay A. Wolf	37	Chairman of the Board and Secretary
Barry I. Regenstein	52	Director
John Bendheim	56	Director
Drew Larner	45	Director
Moritz Seidel	38	Director
David Smith	63	Director
David J. Fremed	49	Chief Financial Officer
David Rosenbaum	57	President of Zoo Publishing
Steven Buchanan	50	Chief Operating Officer of Zoo Publishing

Our board of directors has concluded that at the time of this filing, each of the members of the board of directors should serve as a director based upon his particular experience, qualifications, attributes and skills, in light of our business and structure.  Biographical information for our directors and executive officers are as follows:

Mark Seremet.  Mr. Seremet has been our Chief Executive Officer and President since May 2009, and has served as a director since September 2008. He has been Chief Executive Officer of Zoo Games since January 2009 and has served as President of Zoo Games since April 2007. Prior to his start at Zoo, Mr. Seremet was an activist internet investor with investments in private companies. From 2005-2006 Mr. Seremet also served as CEO of Spreadshirt.com, which he quickly grew to a lead provider of online, customized merchandise. Mr. Seremet is a co-founder and the first CEO of Take-Two Interactive Software, Inc., which he helped take public in 1997, and where he was President and Chief Operating Officer from 1993 to 1998. Additionally, he served as the Chief Operating Officer of Picis from 1998-2000, SA in Barcelona, Spain and orchestrated its registration for an initial public offering on the Nouveau Marche. Mr. Seremet is also the founder and Chief Executive Officer of Paragon Software, which was acquired in 1992 by MicroProse. Mr. Seremet serves on the boards of Serklin, Inc. He was named Young Entrepreneur of the Year by the U.S. Small Business Administration in 1989 for Pennsylvania and the Mid-Atlantic region and received a B.S. in Business Computer Systems Analysis from Saint Vincent College.  Mr. Seremet’s extensive experience in the video game industry, his familiarity with our business and his management and entrepreneurial skills, are an asset to his services as a director.

Jay A. Wolf.  Mr. Wolf has served as a director and our Secretary since October 1, 2007, and as Executive Chairman of our board of directors since February 11, 2010.  He is the founder and principal of Wolf Capital LP an investment advisory firm he formed in October 2009 to focus on small cap public companies. From November 2003 until September 2009, Mr. Wolf was a partner at Trinad Capital LLC, an activist hedge fund focused on micro-cap public companies. During his work at Trinad, Mr. Wolf assisted distressed and early stage public companies through active board participation, the assembly of management teams and business and financial strategies. Prior to his work at Trinad, Mr. Wolf served as executive vice president of Corporate Development for Wolf Group Integrated Communications Ltd. Prior to that, Mr. Wolf worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank as an analyst in the firm’s senior debt department and subsequently for Trillium Growth Capital, the firm’s venture capital fund. Mr. Wolf currently also sits on the boards of Xcorporeal, Inc. (XCR), Hythiam Inc. (HYTM) and NorthStar Systems, Inc. Mr. Wolf is also a member of the board of governors at Cedars-Sinai Hospital. He is a former director of Asianada, Inc., ProLink Holdings Corp., Mandalay Media, Inc., Atrinsic, Inc., Shells Seafood Restaurants, Inc., Optio Software, Inc., Xcorporeal Operations, Inc., Zane Acquisition I, Inc., Zane Acquisition II, Inc., Starvox Communications, Inc. and Noble Medical Technologies, Inc.  Mr. Wolf received his B.A from Dalhousie University.

Mr. Wolf was Chief Operating Officer and Chief Financial Officer of Starvox Communications, Inc. from March 2005 to March 2007.  On March 26, 2008, StarVox Communications, Inc. filed a voluntary petition for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Jose.  Shells Seafood Restaurants, Inc., a company for which Mr. Wolf formerly served as a director, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, on September 2, 2008.

Mr. Wolf’s broad range of investment and operations experience, which includes senior and subordinated debt lending, private equity and venture capital investments, mergers and acquisitions advisory work and public equity investments, equip him with the qualifications and skills to serve on our board of directors.

Barry I. Regenstein.   Mr. Regenstein has served as a director since October 1, 2007. Mr. Regenstein is also President and Chief Financial Officer of Command Security Corporation. Mr. Regenstein has served as Command Security Corporation’s President since January 2006, as its Executive Vice President and Chief Operating Officer from August 2004 until December 2005, and also as its Chief Financial Officer since October 2004. Trinad Capital Master Fund, Ltd. is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad Capital Master Fund, Ltd. from February 2004 until August 2004. Prior to that period, Mr. Regenstein served as a Senior Vice President and Chief Financial Officer of GlobeGround North America LLC (formerly Hudson General Corporation), an airport services company from 2001 until 2003. Mr. Regenstein also served as Vice President and Chief Financial Officer of GlobeGround North America LLC from 1997 to 2001 and was employed in various executive capacities with GlobeGround North America LLC since 1982. Prior to joining Hudson General Corporation, he was with Coopers & Lybrand in Washington, D.C. Mr. Regenstein is a Certified Public Accountant and received a B.S. in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University. Mr. Regenstein is also a member of the board of directors of Command Security Corporation (MOC).   He is a former director of Mandalay Media, Lateral Media, ProLink Holdings, Mediavest, New Motion and US Wireless.  Mr. Regenstein’s over 30 years of business experience, including over 25 years in operations and finance of contract services companies, are valuable to his contributions as a director.

John Bendheim.   Mr. Bendheim has served as a director since June 2008. Mr. Bendheim is President of Bendheim Enterprises, Inc., a real estate investment holding company with operations located exclusively in California and Nevada. Mr. Bendheim has specialized in providing equity funding for real estate transactions. Previously, he was President of Benditel Incorporated (1988-1994), an apparel manufacturer based in Los Angeles, California. Mr. Bendheim has invested in real estate for his personal account since 1976 and has owned apartments, surgery centers, office buildings, condominiums, model homes, industrial buildings, recreational vehicle parks, and convenience centers.  Mr. Bendheim was the past Chairman of the Cedars-Sinai Board of Governors (2000-2002) and is the current chairman of the Los Angeles Sports & Entertainment Commission.  He is a member of the Board of Directors of the Brentwood School, California Republic Bank, Cedars-Sinai Medical Center, Lowenstein Foundation, Beverly Hills Chamber of Commerce, University Of Southern California Alumni Association Board of Governors, Cedars Sinai Medical Genetics Institute- Community Advisory Board, USC Marshall School Board of Leaders, Wallace Annenberg Center For the Performing Arts, Los Angeles Committee on Foreign Relations, and the Evergreen Community School.  Mr. Bendheim received a B.S. degree in 1975 and an MBA in 1976 from the University of Southern California.   Mr. Bendheim’s extensive management skills and his experience in providing equity funding for companies, are useful in his services as a director.

Drew Larner. Mr. Larner has served as a director since September 2008.  He is CEO of Rdio, Inc., a digital music subscription service.  From 2003 to 2009, he was a Managing Director of Europlay Capital Advisors, a Los Angeles-based merchant bank and advisory firm specializing in media and technology companies.  Prior to Europlay, Mr. Larner spent over twelve years as an executive in the motion picture industry, most recently as Executive Vice-President at Spyglass Entertainment Group. In that role, he was involved in all operations of Spyglass with specific oversight of business development, international distribution and business and legal affairs.  Mr. Larner was responsible for managing the company’s output arrangements with the Walt Disney Company, Kirch Media, Canal Plus and Toho Towa (among others) as well as the equity investments of Disney, Svensk Filmindustri (a subsidiary of the Bonnier Group) and Lusomundo Audiovisuais (a subsidiary of Portuguese Telecom) in Spyglass. During Mr. Larner’s tenure at Spyglass, the company released over fifteen feature films including the blockbuster hit The Sixth Sense , as well as successes Seabiscuit , Bruce Almighty and The Recruit . Prior to Spyglass, Mr. Larner spent a total of five years at Morgan Creek Productions during which time he headed up the business and legal affairs department and then moved on to run Morgan Creek International, the company’s international distribution subsidiary.  In this period, Morgan Creek released over twenty feature films including hits Ace Ventura: Pet Detective , its sequel Ace Ventura: When Nature Calls , Robin Hood: Prince of Thieves and Last of the Mohicans .  Additionally, Mr. Larner spent two years as Vice President/Business Affairs at Twentieth Century Fox.  Mr. Larner began his career as an attorney in the Century City office of O’Melveny & Myers. Mr. Larner currently serves on the Board of Directors of Broadspring, an online search and advertising company. Mr. Larner received a B.A. from Wesleyan University, after which he earned a J.D. from Columbia Law School.   Mr. Larner’s background and experience with technology and entertainment are assets to his services as a director.

Moritz Seidel.  Mr. Seidel has served as a director since January 2009.  Since April 2007, Mr. Seidel has been the managing director of T7M7 Unternehmensaufbau GmbH, a privately held Venture Capital firm focused on early-stage investments in Ecommerce and gaming companies. He has also served as a Managing Director of MyBestBrands GmbH, an B2C Ecommerce service, since November 2008. In 1998 he founded Webfair AG, a company that provides software solutions to automotive manufacturers (OEMs) and became its Chief Executive Officer. Webfair´s software is used today by more than 50% of all automotive OEMs to monitor the status, bonus schemes and improvement processes of their dealer networks in Europe.  In March 2006, Webfair AG was acquired by Urban Science Inc., headquartered in Detroit, Michigan.  Mr. Seidel was responsible for the integration of Webfair AG within the international Urban Science organization and left the company in April 2007. From 1994 to 1997, Mr. Seidel was a consultant with Roland Berger & Partner, the largest management consulting firm of European origin. His focus was consumer goods, retail and internet. He is a member of the Entrepreneurs Organization (YEO and EO). Mr. Seidel graduated at the age of 23 from the University of Regensburg, Germany with a Diploma in Business Studies (Diplom Kaufmann) and went to school in Germany and United States. Mr. Seidel’s experience with internet and gaming companies, coupled with his management skills, are valuable contributions to his services as a director.

David E. Smith.    Mr. Smith has served as a director since December 2009.  Mr. Smith is the President, CEO, Chairman and primary beneficial owner of Coast Asset Management, LLC, a private investment management firm. Since 1971, following his graduation from the MBA program at the University of California at Berkeley, Mr. Smith has worked in various capacities in the securities industry. His past experience includes a stint at Security Pacific Bank (1973-1983), where Mr. Smith was a Vice President responsible for the sales and fixed income arbitrage trading activities of the Investment Department. In March 1983, Mr. Smith joined Oppenheimer and Company as a bond arbitrageur trading that firm's proprietary capital account. In 1986, Mr. Smith was appointed a Senior Vice President at Oppenheimer, a position he held until he left in November 1990. Following his departure from Oppenheimer, Mr. Smith founded the predecessor for what would ultimately become Coast Asset Management, LLC.  Coast Asset Management, LLC is not affiliated with the Issuer.  Mr. Smith’s experience in the securities industry and his entrepreneurial skills are assets to our board of directors.

David J. Fremed.  Mr. Fremed has been our Chief Financial Officer since May 2009, and Chief Financial Officer of Zoo Games since August 2007. He is a broad-based financial executive with extensive experience in financial operations, budgeting and forecasting, and strategic planning. Prior to working at Zoo Games, he was Executive VP and Chief Financial Officer at Grand Toys International Limited (Nasdaq: GRIN ) where he helped grow the company from $10 million to $150 million in just two years. Mr. Fremed also spent four years at Atari, Inc. as Senior VP of Finance and Chief Financial Officer. During that time he was responsible for all financial functions including treasury, SEC reporting, and compliance. Prior to Atari, Mr. Fremed spent ten years at Marvel Enterprises, Inc. (MVL) and its predecessor in various financial capacities, including Chief Financial Officer. Mr. Fremed earned his MBA in Finance from New York University in 1987 and is a Certified Public Accountant.

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

Steven Buchanan.  Mr. Buchanan has been the Chief Operating Officer of Zoo Publishing since February 2010.  Mr. Buchanan has served as a consultant in a range of capacities at Zoo Publishing since March 2009. Mr. Buchanan has held a variety of executive titles at Jack of All Games, a video game distribution company, including Executive Vice President of Sales and Marketing and President from 1999 to 2009.  At various times between 1992 and 1999, he served as District Sales Manager, Eastern Zone Sales Manager and National Sales Director of Sega of America, a video game publisher. Mr. Buchanan also served as a Buyer Merchandiser from 1981 to 1992, specializing in video games, at Meijer, a Michigan based hypermarket.

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during 2009, all filing requirements applicable to our current officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics.

Now that we are no longer a shell company, we intend to establish a code of ethics.

Committees of the Board of Directors.

The Board has determined that each member of the audit committee is “independent,” as that term is defined under Rule 10A-3(b)(1) of the Securities and Exchange Act of 1934, as amended.

Audit Committee. The Audit Committee of our Board of Directors consists of Messrs. Barry Regenstein (Chairman), John Bendheim and Drew Larner. Our Audit Committee held one meeting in 2008, since we became an operating company as a result of the merger with Zoo Games in September 2008.  Our Audit Committee has the authority to retain and terminate the services of our independent accountants, review annual financial statements, consider matters relating to accounting policy and internal controls and review the scope of annual audits.  The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Committee’s composition and meetings.  The Board has determined that Messrs. Barry Regenstein, John Bendheim and Drew Larner are “financial experts” serving on its Audit Committee, and are independent, as the SEC has defined that term under Item 407 of Regulation S-K.  Please see the biographical information for these individuals contained in the section above.  During 2008, the Audit Committee held one meeting.   During 2009, the Audit Committee held five meetings.

Nominating Committee. We are not a listed company and there is no legal requirement that we have a nominating committee. We do not have a formal policy in regard to nominations, but the board of directors would consider any person as a nominee whose name is submitted in writing at its corporate address at least 120 days before a meeting at which directors are to be elected.

Compensation Committee. We have a Compensation Committee consisting of Messrs.   Barry Regenstein, Drew Larner and John Bendheim.  The Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans.  The Compensation Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Committee’s composition and meetings.  During 2008, the Compensation Committee held one meeting.  During 2009, the Compensation Committee held three meetings.

Independence of Directors.  Our Board currently consists of seven members. They are Jay Wolf, Barry Regenstein, John Bendheim, Drew Larner, Moritz Seidel, Mark Seremet and David Smith. Messrs. Regenstein, Bendheim, Larner, Seidel and Smith are independent directors. We have determined their independence using the definition of independence set forth under the applicable NASDAQ Marketplace rules.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2009 and 2008 to (1) our Chief Executive Officer and (2) our two most highly compensated executive officers, other than our Chief Executive Officer, who earned more than $100,000 during the fiscal year ended December 31, 2009. The table includes additional executives who would have been among the two most highly compensated executive officers, other than our Chief Executive Officer, except for the fact that they were not serving as executive officers of the Company as of December 31, 2009.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards		All Other Compensation		Total

Robert S. Ellin, former	2009	0	0	0		0		0		0
Chief Executive Officer	2008	0	0	275,000	(2)	0		0		275,000
of Zoo Entertainment (1)

Mark E. Seremet,	2009	325,000	0	0		225,000	(4)	105,300	(5)	655,300
Chief Executive Officer of Zoo	2008	260,222	0	25,000	(6)	510,164	(7)	7,200	(8)	802,586
Entertainment (3)

David J. Fremed,	2009	328,500	0	0		0		15,300	(9)	343,800
Chief Financial Officer of Zoo	2008	314,000	0	0		51,017	(12)	15,600	(11)	380,617
Entertainment (10)

David Rosenbaum,	2009	375,000	0	0		0		85,700	(13)	460,700
President of Zoo	2008	375,000	187,500	0		552,112	(14)	25,000	(15)	1,139,612
Publishing

(1)	Mr. Ellin resigned as Chief Executive Officer on May 1, 2009 and resigned as a director on November 18, 2009.

(2)	Mr. Ellin received 250,000 restricted shares of our common stock in June 2008 valued at $1.10 per share in accordance with ASC Topic 718.

(3)	Mr. Seremet became Chief Executive Officer of Zoo Entertainment on May 1, 2009. Prior to that he was Chief Executive Officer of Zoo Games.

(4)	Mr. Seremet received options to acquire 750,000 shares of our stock at a fair market value of $225,000 in accordance with ASC Topic 718.

(5)	Mr. Seremet received $90,000 in 2009 as cash compensation for his personal guaranty of various loan facilities and we paid a net amount for family medical benefits of $15,300.

(6)	Mr. Seremet received 16,484 shares of our common stock in lieu of a cash bonus in 2008 valued at $25,000 in accordance with ASC Topic 718.

(7)	Mr. Seremet received options to acquire 702,327 shares of our stock valued at $510,164 in accordance with ASC Topic 718.

(8)	Includes a $600 monthly car allowance.

(9)	Includes a $600 monthly car allowance, a $25,000 relocation payment and family medical benefits totaling $11,284.

(10)	Mr. Fremed became Chief Financial Officer of Zoo Entertainment on May 1, 2009. Prior to that he was Chief Financial Officer of Zoo Games.

(11)	Consists of family medical benefits.

(12)	Mr. Fremed received options to acquire 70,233 shares of our stock valued at $51,017 in accordance with ASC Topic 718.

(13)	Mr. Rosenbaum received $63,000 in 2009 as cash compensation for his personal guaranty of various loan facilities and the Company paid a net amount for family medical benefits of $22,700.

(14)	Mr. Rosenbaum received options to acquire 760,031 shares of our stock valued at $552,112 in accordance with ASC Topic 718.

(15)	Consists of family medical benefits.

On January 14, 2009, Zoo Games entered into an employment agreement (the “Seremet Employment Agreement”) with Mark Seremet, a director of the Company and President of Zoo Games, pursuant to which Mr. Seremet also became Chief Executive Officer of Zoo Games. The Seremet Employment Agreement is for a term of three years, at an initial base salary of $325,000 per year and provides for a bonus at the discretion of the Company’s board of directors. The Seremet Employment Agreement is renewable automatically for successive one year periods unless either party gives written notice not to renew at least 60 days prior to the expiration of the initial term or any renewal terms. The Company also granted Mr. Seremet an option to purchase 750,000 shares of the Company’s common stock, at an exercise price of $0.30 per share, pursuant to the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended. Mr. Seremet became Chief Executive Officer and President of Zoo Entertainment on May 1, 2009.

On January 14, 2009, Mr. Seremet’s previous employment agreement was terminated in connection with Zoo Games and Mr. Seremet entering into the Seremet Employment Agreement. Under the previous employment agreement, Mr. Seremet agreed to serve as President of Zoo Games. Mr. Seremet’s previous employment agreement provided for a term ending on April 30, 2011 with an annual base salary of $250,000 and a bonus based on a performance milestones as determined by the compensation committee of Zoo Games. The previous employment agreement was renewable automatically for successive one year periods unless either party gives written notice not to renew at least 60days prior to the expiration of the initial term or any renewal terms. Mr. Seremet was entitled to receive a monthly car allowance of up to $600 per month and was entitled to participate in Zoo Games’s benefit plans in the same manner and at the same levels as Zoo Games makes such opportunities available to all of Zoo Games’s employees. If the previous employment agreement was terminated by Mr. Seremet for Good Reason (as defined in the Original Employment Agreement) or by Zoo Games without Cause (as defined in the previous employment agreement) then Mr. Seremet was entitled to receive (a) 1.5 times the sum of his then current base salary and bonus earned with respect to the employment year preceding the year in which he was terminated (the “Prior Bonus”), payable over eighteen months from the termination date, (b) payment of premiums for Mr. Seremet under Zoo Games’s health plans or materially similar benefits, (c) any earned but unpaid base salary or bonus, (d) any earned but unpaid performance bonus from the prior fiscal year and (e) acceleration of vesting of all outstanding stock options and restricted stock which have not vested as of the date of such termination, if any. If Mr. Seremet’s employment was terminated as the result of his death, his heirs will be entitled to receive (i) any earned but unpaid base salary or bonus, (ii) any earned but unpaid performance bonus from the prior fiscal year and (iii) acceleration of vesting of all outstanding stock options and restricted stock which have not vested as of the date of death, if any. Mr. Seremet was subject to traditional non-competition and employee non-solicitation restrictions while he was employed by Zoo Games and for a period of one year after termination, except that if the agreement was not renewed at the end of a term, the one-year restricted period shall not apply unless Mr. Seremet is paid the sum of his then current base salary and Prior Bonus. The options to purchase 702,327 shares of common stock issued to Mr. Seremet in 2008 are fully-vested and have an exercise price of $1.52 per share.

On January 1, 2008, Zoo Publishing entered into an employment agreement with David Rosenbaum, which was subsequently amended on July 1, 2008 and July 23, 2009, pursuant to which he became Senior Vice President of Sales. The term of the agreement is four years with an annual base salary of $375,000 for the first two years and $400,000 for the remaining years. Mr. Rosenbaum is eligible to receive a bonus as pay be approved by the board of directors. If Mr. Rosenbaum’s employment is terminated by the Company without cause, severance must be paid according to the following: if the termination is within the first twelve months of the employment agreement, Mr. Rosenbaum shall receive twenty-four months of compensation less the amount already paid; if the termination is after twelve months but before thirty-six months, Mr. Rosenbaum shall receive twelve months of severance pay; if the termination is after thirty-six months, Mr. Rosenbaum shall receive the remainder of pay due to him under the employment agreement. The options to purchase 760,031 shares of common stock issued to Mr. Rosenbaum in 2008 are fully-vested and have an exercise price of $1.52 per share. In April 2009, Mr. Rosenbaum was appointed as President of Zoo Publishing.

On May 12, 2009, we entered into a letter agreement with each of Mark Seremet and David Rosenbaum (the “Fee Letters”), pursuant to which, in consideration for Messrs. Seremet and Rosenbaum each entering into a Guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), we agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as such executive remains employed while the Guaranty and Loan remain in full force and effect. If the Guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, as applicable, the monthly fee shall be doubled for each month thereafter until the Guaranty is removed.

 In connection with the financing consummated on November 20, 2009, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010. In addition, the amended Fee Letters provide that, in consideration of each of their continued personal guarantees, we will issue to each of Messrs. Seremet and Rosenbaum, an option to purchase shares of common stock or restricted shares of common stock, equal to approximately a 6.25% ownership interest on a fully diluted basis, respectively. Subject to the effectiveness (the “Effective Date”) of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 250,000,000 shares to 3,500,000,000 shares (the “Charter Amendment”), on February 11, 2010, the Company issued options to purchase 202,581,600 shares of common stock to each of Mark Seremet and David Rosenbaum pursuant to the Fee Letters. The options have an exercise price of $0.0025 per share and vest as follows: commencing as of the Effective Date, 72% vest immediately, 14% on May 12, 2010 and 14% vest on May 12, 2011. On January 13, 2010, our Board of Directors and stockholders holding approximately 66.7% of our outstanding voting capital stock approved the Charter Amendment. On March 10, 2010, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware, and the Company’s authorized shares of common stock increased from 250,000,000 to 3,500,000,000.

On June 4, 2007, as amended on August 8, 2008, David J. Fremed and Zoo Games entered into an employment agreement pursuant to which Mr. Fremed became Chief Financial Officer of Zoo Games. Mr. Fremed’s employment agreement provides for a term that commenced on August 16, 2007 and ends on June 15, 2010, with a starting annual base salary of $250,000. Mr. Fremed’s annual base salary will increase to no less than $265,000 after twelve months and to no less than $285,000 after twenty-four months. Mr. Fremed is entitled to a bonus of at least $50,000 per twelve month period, based on certain milestones and paid quarterly. Mr. Fremed also received equity grants of incentive units when Zoo Games was a limited liability company. Mr. Fremed is entitled to receive reimbursement of up to $500 per month for expenses associated with his automobile. Mr. Fremed is entitled to participate in Zoo Games’s benefit plans in the same manner and the same levels as Zoo Games makes such opportunities available to the senior executives of Zoo Games. Mr. Fremed’s employment is at will and Zoo Games may terminate Mr. Fremed’s employment at any time. If Zoo Games terminates the employment agreement without Cause (as defined in the employment agreement), then Mr. Fremed will continue to receive six months of salary, bonus and benefits. If Zoo Games terminates the employment agreement as a result of Change in Control of Zoo Games (as defined in the employment agreement), or if, in connection with a Change in Control of Zoo Games, Mr. Fremed's duties are diminished below those of the Chief Financial Officer, or are materially diminished below those that he had in the month prior to the Change in Control and Mr. Fremed resigns due to such diminution of duties, then Mr. Fremed will be entitled to receive twelve months of salary, bonus and benefits. Under the employment agreement, Mr. Fremed is subject to traditional non-competition and employee non-solicitation restrictions while he is employed by Zoo Games and for a period of one year thereafter except that the one-year restricted period shall not apply unless Mr. Fremed is paid his then current base salary. The options to purchase 70,233 shares of common stock issued to Mr. Fremed in 2008 are fully-vested and have an exercise price of $1.52 per share.

Effective February 15, 2010, Zoo Games entered into Amendment Number Two to the June 4, 2007 David Fremed Employment Agreement (the “Amended Employment Agreement”) with Mr. Fremed, which amended his original employment agreement. The term of the Amended Employment Agreement is for two years, at an annual base salary of $335,000.  He is also eligible to receive a bonus at the discretion of the board of directors.

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

						Stock Awards
								Equity
	Option Awards							Incentive	Equity
			Equity					Plan	Incentive Plan
			Incentive					Awards:	Awards:
			Plan					Number of	Market or
			Awards:			Number	Market	Unearned	Payout Value
	Number of	Number of	Number of			of Shares	Value of	Shares,	of Unearned
	Securities	Securities	Securities			or Units	Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			of Stock	Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option		That	Stock That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price($)	Expiration Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)(1)
Robert S. Ellin	0	0	0	-	-	0	0	0	0
Mark Seremet	702,328	0	0	1.52	July 2018	0	0	0	0
	8,062	0	0	2.58	May 2018	0	0	0	0
	0	750,000	0	0.30	January 2019	0	0	0	0
David Rosenbaum	760,031	0	0	1.52	July 2018	0	0	0	0
David Fremed	42,575	0	0	2.58	May 2018	0	0	0	0
	23,411	46,822	0	2.13	September 2018	0	0	0	0

DIRECTOR COMPENSATION

The following table reflects the compensation paid to our current directors during the fiscal year ended December 31, 2009.

	Fees					Nonqualified
	Earned or				Non-Equity	Deferred
	Paid in		Stock	Option	Incentive Plan	Compensation	All Other
	Cash		Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)		($)	($)	($)	($)	($)	($)
Barry Regenstein	12,500	(1)	-	—	—	—	—	12,500
Drew Larner	7,500	(2)	-	—	—	—	—	7,500
John Bendheim	5,000	(3)	-	—	—	—	—	5,000

(1)	$10,000 for chairman of the Audit Committee and $2,500 as a member of the Compensation Committee.
(2)	$5,000 for chairman of the Compensation Committee and $2,500 as a member of the Compensation Committee
(3)	$2,500 as a member of the Compensation Committee and $2,500 as a member of the Compensation Committee

In October 2008, the Board considered, and subsequently approved on February 11, 2010, the following compensation scheme for the members of the Audit Committee and the Compensation Committee for the fiscal year 2009.

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

Members of the Audit Committee and Compensation Committee received six months of cash compensation during 2009 for their Board service during 2009. On February 11, 2010, the Company issued 2,743,800 shares, 1,829,400 shares and 4,573,200 shares, respectively, of restricted common stock to each of Drew Larner, John Bendheim and Barry Regenstein in consideration for each of them serving as a member of the Company’s Compensation Committee and Audit Committee in lieu of the balance of the cash compensation that was due to them for their 2009 Board Committee service. No stock options were issued to any directors during 2009 in connection with the compensation packages described above.

Termination of Employment and Change-in-Control Arrangements

Mr. Seremet’s employment agreement may be terminated for Cause (as defined in his employment agreement) by Zoo Games upon written notice, without Cause by Zoo Games, for Good Reason by Mr. Seremet, death or disability, or at Mr. Seremet’s election upon 30 days prior written notice. In the event the employment agreement is terminated for Cause, death or disability, or at the election of Mr. Seremet, Zoo Games will have no further obligations other than the payment of earned but unpaid salary and accrued vacation days.  In the event that the employment agreement is terminated without Cause by Zoo Games or for Good Reason by Mr. Seremet,  Zoo Games shall pay to Mr. Seremet any earned but unpaid salary, acrrued vacation days,  and severance in a lump sum aount equivalent to one year of annual base salary in effect on the date of termination. The payment of severance is conditioned upon Mr. Seremet’s release of all claims against Zoo Games.

If Mr. Rosenbaum’s employment is terminated by Zoo Publishing without cause, severance must be paid according to the following: if the termination is within the first twelve months of the employment agreement, Mr. Rosenbaum shall receive twenty-four months of compensation less the amount already paid; if the termination is after twelve months but before thirty-six months, Mr. Rosenbaum shall receive twelve months of severance pay; if the termination is after thirty-six months, Mr. Rosenbaum shall receive the remainder of pay due to him under the employment agreement.

Mr. Fremed’s employment is at will and Zoo Games may terminate Mr. Fremed’s employment at any time. If Zoo Games terminates the employment agreement without Cause (as defined in the employment agreement), then Mr. Fremed will continue to receive six months of salary, bonus and benefits. If Zoo Games terminates the employment agreement as a result of Change in Control of Zoo Games (as defined in the employment agreement), or if, in connection with a Change in Control of Zoo Games, Mr. Fremed's duties are diminished below those of the Chief Financial Officer, or are materially diminished below those that he had in the month prior to the Change in Control and Mr. Fremed resigns due to such diminution of duties, then Mr. Fremed will be entitled to receive twelve months of salary, bonus and benefits.

Other than as described above, we have no plans or arrangements with respect to remuneration received or that may be received by the above-referenced named executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 30, 2010 for (i) each of our Chief Executive Officer and our two most highly compensated executive officers, who are referred to as named executive officers, (ii) each of our directors, (iii) all persons, including groups, known to us to own beneficially more than five percent (5%) of any class of our voting stock and (iv) all current executive officers and directors as a group. As of March 30, 2010, the Company had 2,778,409,829 shares of common stock outstanding.

	Common	Percentage of
Name and Address of Owner (1)	Stock	Voting Power

5% Stockholders;
Robert Ellin (2)	268,565,826	9.7
Patricia Peizer (3)	321,684,000	11.6
Harris Toibb (4)	268,680,309	9.7
Peter Brant (5)	227,723,631	8.2

Directors and named executive officers:
Jay Wolf (6) (11)	206,097,604	7.4
Barry Regenstein (7) (11)	8,446,550	*
John Bendheim (8) (11)	5,265,550	*
Drew Larner (9) (11)	5,929,950	*
Moritz Seidel (10) (11)	121,848,632	4.4
Mark Seremet (12) (11)	167,479,639	5.7
David Fremed (13) (11)	25,697,785	*
David Rosenbaum (14) (11)	186,765,633	6.4
David Smith (15) (11)	631,844,322	22.7

All current directors and executive officers as a group (nine persons) (16)	1,359,375,665	43.6

* Less than one percent

(1) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of March 15, 2010, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Consists of 250,000 shares of restricted common stock held by Mr. Ellin, 211,735,553 shares of common stock held by Trinad Capital Master Fund, Ltd. (“TCMF”) and 56,580,273 shares of common stock held by Trinad Management, LLC (“Trinad Management”), which is an affiliate of and provides investment management services to, TCMF. The address of TCMF is 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067. Robert S. Ellin has sole voting and investment power with respect to the shares held of record by TCMF.

(3) Consists of an aggregate of 321,684,000 shares of common stock, of which 196,206,000 shares are held by Socius Capital Group, LLC and 125,478,000 shares are held by Focus Capital Partners, LLC, each of which are entities owned and controlled by Patricia Peizer. Ms. Peizer has sole voting and investment power with respect to the shares. This amount does not include warrants to purchase an aggregate of 610,316,000 shares of common stock held by Socius Capital Group, LLC and Focus Capital Partners that are not exercisable within 60 days as a result of a 9.9% ownership limitation contained in the warrants. The address for Ms. Peizer is 11150 Santa Monica Boulevard, Los Angeles, CA 90025.

(4) Consists of 268,403,768 shares of common stock and immediately exercisable warrants to purchase 276,541 shares of common stock, but does not include warrants to purchase 2,272,727 shares of common stock that are not exercisable within sixty (60) days as a result of a 4.99% ownership limitation contained in the warrants. The address of Harris Toibb is 6355 Topenga Boulevard, Suite 335, Woodland Hills, CA 91367.

(5) Consists of 225,606,000 shares of common stock owned by Ariza, LLC, a Company controlled by Mr. Brant, and 2,048,127 shares of common stock, immediately exercisable warrants to purchase 37,246 shares of common stock and options to purchase 32,258 shares of common stock, held by Mr. Brant. The amount does not include 189,692 shares of common stock and warrants to purchase 47,421 shares of common stock held by The Bear Island Paper Company LLC Thrift Plan-Aggressive Growth Fund, of which Mr. Brant is the economic beneficiary and shares investment and dispositive power with the trustees of the Plan of which Mr. Brant is one trustee. Mr. Brant has the sole power to vote or dispose of the shares held by Ariza, LLC The address for Mr. Brant is c/o Brant Industries, Inc., 80 Fieldpoint Road, Greenwich, CT 06830.

(6) Consists of 159,641,000 shares of restricted common stock, 40,994,654 shares of common stock andnon-qualified stock options to purchase up to 5,461,950 shares of common stock for a purchase price of $0.0041 per share that will vest and become exercisable within the next 60 days. This does not include non-qualified stock options to purchase up to 16,385,850 shares of common stock for a purchase price of $0.0041per share that are not vested and not exercisable within the next 60days.

(7) Consists of 4,623,200 shares of restricted common stock andnon-qualified stock options to purchase up to 3,823,350 shares of common stock for a purchase price of $0.0041 per share that will vest and be exercisable within the next 60 days. Thisdoes not include non-qualified stock options to purchase up to 11,470,050 shares of common stock for a purchase price of $0.0041per share that are not vested and not exercisable within the next 60 days.

(8) Consists of 2,079,400 shares of restricted common stock and non-qualified stock options to purchase up to 3,186,150 shares of common stock for a purchase price of $0.0041 per share that will vest and be exercisable within the next 60days. This does not include non-qualified stock options to purchase up to 9,558,450 shares of common stock for a purchase price of $0.0041per share that are not vested and not exercisable within the next 60 days.

(9) Consists of 2,743,800 shares of restricted common stock andnon-qualified stock options to purchase up to 3,186,150 shares of common stock for a purchase price of $0.0041 per share that will vest and be exercisable within the next 60 days. Thisdoes not include non-qualified stock options to purchase up to 9,558,450 shares of common stock for a purchase price of $0.0041per share that are not vested and not exercisable within the next 60 days.

(10) Consists of 120,027,932 shares of common stock held by T7M7 Unternehmensaufbau GmbH. Mr. Seidel is the Managing Director of T7M7 Unternehmensaufbau GmbH, and as a result, may be deemed to indirectly beneficially own an aggregate of 120,027,932 shares of common stock. Mr. Seidel disclaims beneficial ownership of these securities. Mr. Seidel has the sole voting and investment power with respect to the shares held by T7M7 Unternehmensaufbau GmbH. Also consist of non-qualified stock options held by Mr. Seidel to purchase up to 1.820.700 shares of common stock for a purchase price of $0.0041 per share that will vest and be exercisable within the next 60 days, but does not include non-qualified stock options to purchase up to 5,462,100 shares of common stock for a purchase price of $0.0041 per share that are not vested and not exercisable within the next 60 days. The address of T7M7 Unternehmensaufbau GmbH is Occam-Strasse 4, Rueckgebauede, 80802, Muenchen, Germany.

(11) The address of each of these persons is c/o Zoo Entertainment, Inc., 3805 Edwards Road, Suite 400, Cincinnati, OH 45209.

(12) Consists: of 20,645,825 shares of common stock, immediately exercisable warrants to purchase 5,893 shares of common stock for a purchase price of $2.13 per share; immediately exercisable warrants to purchase 8,779 shares of common stock for a purchase price of $2.84 per share; non-qualified stock options to purchase up to 702,328 shares of common stock for a purchase price of $1.52 per share and non-qualified stock options to purchase up to 8,062 shares of common stock for a purchase price of $2.58 per share, in each case which is fully vested and immediately exercisable;non-qualified stock options to purchase up to 250,000 shares of common stock for a purchase price of $0.30 per share that will vest and be exercisable within the next 60 days, but does not include non-qualified stock options to purchase up to 500,000 shares of common stock for a purchase price of $0.30 per share that are not vested and not exercisable within the next 60 days; and non-qualified stock options to purchase up to 145,858,752 shares of common stock for a purchase price of $0.0025 per share that will vest and become exercisable within the next 60days, but does not include non-qualified stock options to purchase up to 56,722,848 shares of common stock for a purchase price of $0.0025 per share that are not vested and not exercisable within the next 60 days.

(13) Consists of: 142,839 shares of common stock; non-qualified stock options to purchase up to 42,575 shares of common stock for a purchase price of $2.58 per share which are fully vested and immediately exercisable; non-qualified stock options to purchase up to 23,411 shares of common stock for a purchase price of $2.13 per share that are vested and exercisable, but does not include non-qualified stock options to purchase up to 46,822 shares of common stock for a purchase price of $2.13 per share that are not vested and not exercisable within the next 60days; and non-qualified stock options to purchase up to 25,488,960 shares of common stock for a purchase price of $0.0041 per share that will vest and become exercisable within the next 60 days, but does not include non-qualified stock options to purchase up to 10,923,840 shares of common stock for a purchase price of $0.0041per share that are not vested and not exercisable within the next 60 days.

(14) Consists of: 40,117,478 shares of common stock; immediately exercisable warrants to purchase 29,371 shares of common stock for a purchase price of $2.13 per share;non-qualified stock options to purchase up to 760,031 shares for a purchase price of $1.52 per share which are fully vested and immediately exercisable; and non-qualified stock options to purchase up to 145,858,752 shares of common stock for a purchase price of $0.0025 per share that will vest and be exercisable within the next 60 days, but does not include non-qualified stock options to purchase up to 56,722,848 shares of common stock for a purchase price of $0.0025 per share that are not vested and not exercisable within the next 60 days.

(15) Consists of: 621,083,000 shares of common stock owned directly by Mr. Smith; 6,481,965 shares of common stock owned by Coast Sigma Fund, LLC and 2,458,657 shares of common stock owned by Coast medina, LLC, both companies of which are controlled by Mr. Smith; non-qualified stock options to purchase up to 1,820,700 shares of common stock for a purchase price of $0.0041 per share that will vest and become exercisable within the next 60 days, but does not include non-qualified stock options to purchase up to 5,462,100 shares of common stock for a purchase price of $0.0041per share that are not vested and not exercisable within the next 60 days. Mr. Smith became a director of the Company on December 14, 2009. The address for Mr. Smith is 2450 Colorado Ave., Suite 100 East Tower, Santa Monica, CA 90404.

(16) Includes warrants to purchase 44,043 shares of common stock and options to purchase 338,291,871 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence .

The following is a description of transactions that were entered into with our executive officers, directors or 5% stockholders during the past two fiscal years. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from an unaffiliated third party. All future related transactions will be approved by our audit committee or the full board of directors.

On July 7, 2008, we entered into a Note Purchase Agreement with TCMF and the investors set forth on the schedule thereto, as subsequently amended on July 15, 2008, July 31, 2008 and August 15, 2008 (the “Note Purchase Agreement”), pursuant to which the investors agreed to provide a loan to the Company in the aggregate principal amount of $9,000,000, in consideration for the issuance and delivery of senior secured convertible promissory notes (the “Notes”). As partial inducement to purchase the Notes, we issued to the investors warrants to purchase common stock of the Company (the “Warrants,” and together with the issuance of the Notes, the “Financing”). The offering period of the Financing closed on August 15, 2008. Pursuant to the Note Purchase Agreement on July 7, 2008, we issued to TCMF, a principal stockholder of the Company of which Robert Ellin, our former Chief Executive Officer and a former director is the managing director, and of which Jay Wolf, our Secretary and a director was a managing director until December 2009, a Note in the aggregate principal amount of $2,500,000. The Note bore an interest rate of five percent (5%) for the time period beginning on July 7, 2008 and ending on July 7, 2009, unless extended. Upon the occurrence of an investor sale, as defined in the Note, the entire outstanding principal amount of the Note and any accrued interest thereon will be automatically converted into shares of common stock of the Company. In connection with the Note Purchase Agreement, we issued to TCMF a Warrant to purchase 2,272,727 shares of common stock of the Company. The Warrant has a five year term and an exercise price of $0.01 per share. On July 30, 2008, TCMF exercised its Warrant to purchase 2,272,727 shares of common stock of the Company. On November 20, 2009, the Notes issued to TCMF converted into shares of Series B Convertible Preferred Stock. On January 13, 2010, our Board of Directors and stockholders holding approximately 66.7% of our outstanding voting capital stock approved the Charter Amendment. The consents we received constituted the only stockholder approval required for the Charter Amendment under the Delaware General Corporation Law (the “DGCL”) and our existing Certificate of Incorporation and Bylaws. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended, stockholder approval of this amendment will become effective on or after such date that is approximately 20 calendar days following the date we first mailed the definitive Information Statement Pursuant to Section 14(c) (the “Information Statement”) to our stockholders. The Information Statement was first sent to our stockholders on February 16, 2010. On March 10, 2010, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware.
Upon the filing of the Charter Amendment on March 10, 2010, the Series B Preferred Stock automatically converted to shares of common stock.

In connection with an amendment to the Management Agreement, as described below, we issued to Trinad Management, LLC, an affiliate of TCMF, of which ( “Trinad”) a Note in the principal amount of $750,000 and a Warrant to purchase 681,818 shares of the Company’s common stock, on the same terms and conditions as the Notes and Warrants issued in the financing. On November 20, 2009, the Note issued to Trinad converted into shares of Series B Convertible Preferred Stock. Upon the filing of the Charter Amendment on March 10, 2010, the Series B Preferred Stock automatically converted to shares of common stock.

Pursuant to a Security Agreement, dated as of July 7, 2008, as amended, we granted a security interest in all of its assets to each of the investors, including TCMF, to secure our obligations under the Notes. Additionally, on July 7, 2008, Trinad executed a joinder to the Security Agreement. The security interests were terminated upon the conversion of the Notes into shares of Series B Convertible Preferred Stock.

On July 31, 2008, TCMF executed a counterpart signature page to the Note Purchase Agreement, pursuant to which we issued to TCMF a Note in the principal amount of $1,500,000. As partial inducement to purchase the Note, TCMF received a Warrant to purchase 1,363,636 shares of common stock of the Company. The Note and Warrant issued to TCMF were issued on the same terms and conditions as the Notes and Warrants that were issued in the initial closing of the Financing. On August 1, 2008, TCMF exercised its Warrant to purchase 1,363,636 shares of common stock of the Company. On November 20, 2009, the Note issued to TCMF converted into shares of Series B Convertible Preferred Stock. Upon the filing of the Charter Amendment on March 10, 2010, the Series B Preferred Stock automatically converted to shares of common stock.

On September 26, 2008, we entered into a note purchase agreement with TCMF and the investors set forth on the schedule thereto, pursuant to which the investors agreed to provide a loan to the Company in the aggregate principal amount of up to $5,000,000 (the “Second Financing). Pursuant to the note purchase agreement, we issued to TCMF a Note in the principal amount of $500,000. As partial inducement to purchase the Note, TCMF received a Warrant to purchase 454,545 shares of common stock of the Company. The Note and Warrant issued to TCMF in the Second Financing were issued on the same terms and conditions as the Notes and Warrants that were issued in the initial closing of the Financing. On September 26, 2008, TCMF exercised its Warrant to purchase 454,545 shares of common stock of the Company. As of April 30, 2009, $515,000 of principal plus accrued interest was outstanding on the Note issued to TCMF, and no payments of principal or interest have been made. Pursuant to a Security Agreement, dated as of September 26, 2008, we granted a security interest in all of its assets to the investors, including TCMF, to secure our obligations under the Notes issued in the Second Financing. On November 20, 2009, the Note issued to TCMF converted into shares of Series B Convertible Preferred Stock. The security interests were terminated upon the conversion of the Note into shares of Series B Convertible Preferred Stock. Upon the filing of the Charter Amendment on March 10, 2010, the Series B Preferred Stock automatically converted to shares of common stock.

On October 24, 2007, we executed a loan agreement, as subsequently amended on November 21, 2007 and April 18, 2008 (the "Loan Agreement") with TCMF, whereby TCMF agreed to loan to the Company a principal amount of up to $500,000 (the “Loan”) and to increase the entire outstanding principal amount of the Loan and any accrued interest thereon, which was to be due and payable by the Company upon, and not prior to, a Next Financing (as defined in the Loan Agreement), to an amount of not less than $750,000. On July 7, 2008, pursuant to a further amendment to the Loan Agreement and in consideration of TCFM’s participation in the Financing and receipt of the Notes and Warrants issued thereunder, the Loan Agreement automatically terminated upon the initial closing of the Financing, and the loan thereunder, in the principal amount of $360,000, plus any accrued interest, was cancelled and extinguished with no obligation or liability of the Company.

On October 24, 2007, we entered into a Management Agreement (the “Management Agreement”) with Trinad, an affiliate of TCMF. Pursuant to the terms of the Management Agreement, Trinad agreed to provide certain management services, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. We agreed to pay Trinad a management fee of $90,000 per quarter, plus reimbursement of all expenses reasonably incurred by Trinad in connection with the provision of management services. The fees incurred for the year ended December 31, 2007 were waived by Trinad. The Management Agreement was terminable by either party upon written notice, subject to a termination fee of $1,000,000 upon termination by the Company. On July 7, 2008, the Company and Trinad amended the Management Agreement to provide that it automatically terminated upon the initial closing of the Financing, in which such case the termination fee was reduced to $750,000. The Management Agreement, as amended, also provided that the Company may satisfy the payment of such termination fee by delivery to Trinad of Notes in the aggregate amount of $750,000 and a Warrant to purchase 618,818 shares of common stock of the Company, such Notes and Warrants to be on the same terms of the Notes and Warrants sold and issued by the Company to the purchasers in the Financing. The Management Agreement automatically terminated upon the initial closing of the Financing on July 7, 2008. In accordance with the terms of Amendment No. 1 to the Management Agreement, the termination fee was reduced from $1,000,000 to $750,000, which we satisfied by delivery to Trinad of a Note in the principal amount of $750,000 and 681,818 Warrants to purchase common stock of the Company. On November 20, 2009, the Note issued to Trinad converted into shares of Series B Convertible Preferred Stock. Upon the filing of the Charter Amendment on March 10, 2010, the Series B Preferred Stock automatically converted to shares of common stock.

On May 12, 2009, we entered into a letter agreement with each of Mark Seremet and David Rosenbaum (the “Fee Letters”), pursuant to which, in consideration for Messrs. Seremet and Rosenbaum each entering into a Guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), we agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the Guaranty and Loan remain in full force and effect. If the Guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, the monthly fee shall be doubled for each month thereafter until the Guaranty is removed.

In connection with the financing consummated on November 20, 2009, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010. In addition, the amended Fee Letters provide that, in consideration of each of their continued personal guarantees, we will issue to each of Messrs. Seremet and Rosenbaum, an option to purchase shares of common stock or restricted shares of common stock, equal to approximately a 6.25% ownership interest on a fully diluted basis, respectively. Subject to the effectiveness (the “Effective Date”) of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 250,000,000 shares to 3,500,000,000 shares (the “Charter Amendment”), on February 11, 2010, the Company issued options to purchase 202,581,600 shares of common stock to each of Mark Seremet and David Rosenbaum pursuant to the Fee Letters. The options have an exercise price of $0.0025 per share and vest as follows: commencing as of the Effective Date, 72% vest immediately, 14% on May 12, 2010 and 14% vest on May 12, 2011. On January 13, 2010, our Board of Directors and stockholders holding approximately 66.7% of our outstanding voting capital stock approved the Charter Amendment. The consents we received constituted the only stockholder approval required for the Charter Amendment under the Delaware General Corporation Law (the “DGCL”) and our existing Certificate of Incorporation and Bylaws. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended, stockholder approval of this amendment will become effective on or after such date that is approximately 20 calendar days following the date we first mailed the definitive Information Statement Pursuant to Section 14(c) (the “Information Statement”) to our stockholders. The Information Statement was first sent to our stockholders on February 16, 2010. On March 10, 2010, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware.

On November 20, 2009, we entered into a Securities Purchase Agreement with certain investors identified therein, including Mark Seremet, our Chief Executive Officer and President, David Rosenbaum, President of Zoo Publishing, Moritz Seidel, one of our directors, and David E. Smith, who became a director on December 14, 2009, pursuant to which we agreed to sell to certain investors in a private offering an aggregate of up to 2,000,000 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Shares”) at a price per share equal to $2.50, for gross proceeds to us of up to $5,000,000 (the “November Financing”). On November 20, 2009, we sold 20,000 Series A Preferred Shares to Mr. Seremet for gross proceeds of $50,000, 40,000 Series A Preferred Shares to Mr. Rosenbaum for gross proceeds of $100,000, 120,000 Series A Preferred Shares to Mr. Seidel for gross proceeds of $300,000 and 400,000 Series A Preferred Shares to Mr. Smith for gross proceeds of $1,000,000. The Series A Preferred Shares sold to Messrs. Seremet, Rosenbaum, Seidel and Smith were issued on the same terms and conditions as the Series A Preferred Shares sold to the other investors in the November Financing.

On December 16, 2009, we entered into a Securities Purchase Agreement, with certain investors identified therein, including David E. Smith, one of our directors, pursuant to which we agreed to sell to certain investors in a private offering the balance of the Series A Preferred Shares that were not sold in the November Financing described above, at a price per share equal to $2.50 and on the same terms and conditions as the Series A Preferred Shares sold in the November Financing. On December 16, 2009, we sold 100,000 Series A Preferred Shares to Mr. Smith for gross proceeds of $250,000. The Series A Preferred Shares sold to Mr. Smith were issued on the same terms and conditions as the Series A Preferred Shares sold to the other investors in the financing.

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

Transactions

Mark Seremet, President of Zoo Games, received $549,000 in connection with the sale of a portion of his shares in Cyoob, Inc to Zoo Games. The agreement entitled Mr. Seremet to receive an additional $549,000 from Zoo Games for such shares. However, this amount was converted to an aggregate of 257,052 shares of common stock of the Company in April, 2008.

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

From December 2007 through May 2008, prior to its conversion from a limited liability company to a corporation, Zoo Games issued common shares and warrants to purchase common shares in an equity financing pursuant to which Zoo Games raised an aggregate of $16,400,000, inclusive of the convertible notes which were automatically converted into the securities issued in the equity financing, as described above. Mr. Seremet’s convertible note was converted into 23,570 common shares and warrants to purchase up to 5,893 common shares for an exercise price of $2.13 per share. In addition, Mr. Seremet invested $100,000 in the equity financing in exchange for 35,116 common shares and warrants to purchase up to 8,779 common shares for an exercise price of $2.84 per unit. The convertible notes of Mr. Brant and his related entities were converted into an aggregate of 338,676 common shares and warrants to purchase up to 84,666 shares for an exercise price of $2.13 per share. S.A.C. Venture Investments, LLC a principal stockholder of the Company, invested an aggregate of $1,250,000 in exchange for an aggregate of 438,955 common shares and warrants to purchase an aggregate of 109,739 common shares for an exercise price of $2.84 per share. Mr. Harris Toibb, a principal stockholder of the Company, and entities related to Mr. Toibb invested an aggregate of $3,150,000 in exchange for an aggregate of 1,106,166 common shares and warrants to purchase an aggregate of 276,541 common shares for an exercise price of $2.84 per share. Mr. Toibb also provided various consulting services to the Company in connection with the restructuring of Zoo Games’ indebtedness and certain other strategic matters. In connection with the provision of those services, in July 2008 we issued 702,440 shares of its common stock to Mr. Toibb.

Item 14. Principal Accounting Fees and Services .

The following table presents fees for professional services related to the audits and reviews of our interim and annual financial statements and other audit related services for the years ended December 31, 2009 and 2008:

The following table presents fees for professional services related to the audits and reviews of our interim and annual financial statements and other audit related services for the years ended December 31, 2009 and 2008:

	2009	2008
Audit fees:(1)	$168,000	$199,000
Audit related fees:(2)	0	0
Tax fees:(3)	0	0
All other fees:(4)	0	0

Total	$168,000	$199,000

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

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards. For 2009, all services were performed by Amper, Politziner & Mattia, LLP. For 2008, $175,000 was for services performed by Amper, Politziner & Mattia, LLP, and $24,000 was for services perfomed by Raich Ende Malter & Co. LLP.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules .

(1) Financial Statements .

The financial statements required by Item 15 are submitted in a separate section of this report, beginning on Page F-1, and are incorporated herein and made a part hereof.

(2) Financial Statement Schedules .

Those financial statement schedules required by Item 15 have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3) Exhibits .

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

3.3
Certificate of Amendment to Certificate of Incorporation, filed on August 26, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2009).

3.4
Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2009) .

3.5
Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2009).

3.6	Bylaws (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2010).

4.1	Form of Note issued to investors (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).

4.2	Form of Note issued to investors (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008).

4.3	Form of Warrant issued to investors (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).

4.4	Form of Warrant issued to investors (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008).

4.5
Form of Warrant issued to Focus Capital Partners, LLC and Socius Capital Group, LLC (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009).

4.6	Warrant issued to Solutions 2 Go, Inc. (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).

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

10.5 *
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

10.20
1 st Amended and Restated Employment Agreement between Zoo Games and Mark Seremet, dated as of April 16, 2006. (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.21*
Amendment Number One to the 1 st Amended and Restated Employment Agreement between Zoo Games and Mark Seremet, dated as of July 15, 2008. (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

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

10.26*
Employment Agreement between Zoo Publishing, Inc. and Susan J. Kain-Jurgensen, dated as of December 18, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.27*
Amendment Number One to the Susan J. Kain-Jurgensen Employment Agreement between Zoo Publishing, Inc. and Susan J. Kain-Jurgensen effective as of July 16, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

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

10.52
Guaranty of Zoo Publishing obligations to Transcap Trade Finance made by Susan J. Kain-Jurgensen, dated as of December 19, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.53
Promissory Note of Zoo Publishing for the benefit of Susan J. Kain-Jurgensen in the principal amount of $506,670.99, dated as of April 15, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.54
Form of Non-Competition Agreement entered into by Mark Seremet and Susan J. Kain-Jurgensen, dated as of September 12, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

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

10.62
Amendment Number Two to the October 24, 2008 Sales Agreement, by and between Zoo Publishing, Inc. and Atari, Inc., dated as of May 1, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2009).

10.63
Letter Agreement, by and between Zoo Entertainment, Inc. and Mark Seremet, dated as of May 12, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2009).

10.64
Letter Agreement, by and between Zoo Entertainment, Inc. and David Rosenbaum, dated as of May 12, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2009).

10.65
License Agreement, by and among Zoo Entertainment, Inc., Zoo Publishing, Inc. and New World IP, LLC, dated as of May 1, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2009).

10.66
Amendment No. 2 to Senior Secured Convertible Note, dated as of June 26, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009).

10.67
Letter Agreement, dated as of June 26, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009).

10.68**
Amendment Number 3 to the October 24, 2008 Sales Agreement, dated as of June 15, 2009, by and between Zoo Publishing, Inc. and Atari, Inc (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009).

10.69
Amendment No. 2 to License Agreement, dated as of May 20, 2009, by and among Zoo Publishing, Inc., Zoo Entertainment, Inc. and New World IP, LLC (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009).

10.70*
Employment Agreement, dated as of January 1, 2008, by and between Zoo Publishing, Inc. and David Rosenbaum (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009).

10.71*
Amendment No. 1 to Employment Agreement, dated as of July 1, 2008, by and between Zoo Publishing, Inc. and David Rosenbaum (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009).

10.72*
Amendment No. 2 to Employment Agreement, dated as of July 23, 2009, by and between Zoo Publishing, Inc. and David Rosenbaum (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009).

10.73
Factoring and Security Agreement, dated as of September 9, 2009 and effective as of September 29, 2009,  by and between Zoo Publishing, Inc. and Working Capital Solutions, Inc. (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2009).

10.74
Continuing Unconditional Guaranty, dated as of September 9, 2009 and effective as of September 29, 2009, by and between Working Capital Solutions, Inc. and Zoo Entertainment, Inc. as guarantor (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2009).

10.75
Continuing Unconditional Guaranty, dated as of September 9, 2009 and effective as of September 29, 2009, by and between Working Capital Solutions, Inc. and Zoo Games, Inc. as guarantor (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2009).

10.76
Individual Guaranty, by and between Working Capital Solutions, Inc. and Mark Seremet as guarantor, dated as of September 9, 2009 and effective as of September 29, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2009).

10.77
Individual Guaranty, by and between Working Capital Solutions, Inc. and David Rosenbaum as guarantor, dated as of September 9, 2009 and effective as of September 29, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2009).

10.78
Amendment No. 3 to Senior Secured Convertible Note, dated as of August 31, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).

10.79
Advance Agreement, by and among Zoo Entertainment, Inc., Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009 (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).

10.80
Exclusive Distribution Agreement, by and between Zoo Publishing, Inc. and Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009 (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).

10.81
Exclusive Distribution Agreement, by and between Zoo Publishing, Inc. and Solutions 2 Go LLC, dated as of August 31, 2009 (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).

10.82
Amendment 1 to Fee Letter Agreement, by and between Zoo Entertainment, Inc. and Mark Seremet, dated as of August 31, 2009 (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).

10.83
Amendment 1 to Fee Letter Agreement, by and between Zoo Entertainment, Inc. and David Rosenbaum, dated as of August 31, 2009 (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).

10.84
Continuing Personal Guaranty of Mark Seremet for the benefit of Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009 (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).

10.85
Continuing Personal Guaranty of David Rosenbaum for the benefit of Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009 (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).

10.86
Amendment No. 4 to Senior Secured Convertible Note, dated as of October 6, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).

10.87
Amendment No. 2 to Letter Agreement, by and between Zoo Entertainment, Inc. and Mark Seremet, dated as of November 20, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2009).

10.88
Amendment No. 2 to Letter Agreement, by and between Zoo Entertainment, Inc. and David Rosenbaum, dated as of November 20, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2009).

10.89
Amendment No. 6 to Senior Secured Convertible Promissory Note, by and among Zoo Entertainment, Inc. and the note holders set forth therein, dated as of November 20, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2009).

10.90
Amendment No. 5 to Senior Secured Convertible Note, dated as of November 2, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2009) .

10.91
Securities Purchase Agreement, by and among Zoo Entertainment, Inc. and the investors set forth therein, dated as of November 20, 2009 (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2009) .

10.92
Registration Rights Agreement, by and among Zoo Entertainment, Inc., Focus Capital Partners, LLC and Socius Capital Group, LLC, dated as of November 20, 2009 (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2009).

10.93
Securities Purchase Agreement, by and among Zoo Entertainment, Inc. and the investors set forth therein, dated as of December 16, 2009 (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2009).

10.94
Amendment No. 1 to Registration Rights Agreement, by and among Zoo Entertainment, Inc., Focus Capital Partners, LLC and Socius Capital Group, LLC, dated as of December 16, 2009 (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2009).

10.95	Employment Agreement, by and between Zoo Publishing, Inc. and Steve Buchanan, dated as of February 15, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2010).

10.96	Amendment Number Two to the June 4, 2007 David Fremed Employment Agreement, by and between Zoo Games, Inc. and David Fremed, dated as of February 15, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2010).

10.97	Form of non-qualified stock option agreement. †

10.98	Form of restricted stock agreement. †

16.1	Letter from Rothstein, Kass & Company, P.C., dated as of April 21, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission April 22, 2008).

16.2	Letter from Raich Ende Malter & Co. LLP, dated as of November 4, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission November 5, 2008).

21.1	Subsidiaries of Zoo Entertainment, Inc. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2009).

31.1	Certification of Mark Seremet, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of David Fremed, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Mark Seremet, Principal Executive Officer, and David Fremed, Principal Financial Officer, pursuant to U.S.C. Section 1350. †

* Management compensation agreements
**Confidential treatment as to certain portions requested
† Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOO ENTERTAINMENT, INC.

Date: March 31, 2010	By:	/s/ David Fremed
David Fremed, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Mark Seremet	Chief Executive Officer
	Mark Seremet	(principal executive	March 31, 2010
officer) and Director

By:	/s/ David Fremed	Chief Financial Officer	March 31, 2010
	David Fremed	(principal financial
officer, principal accounting officer)

By:	/s/ Jay A. Wolf	Director	March 31, 2010
Jay A. Wolf

By:	/s/ David Smith	Director	March 31, 2010
David Smith

By:	/s/ Barry Regenstein	Director	March 31, 2010
Barry Regenstein

By:	/s/ John Bendheim	Director	March 31, 2010
John Bendheim

By:	/s/ Drew Larner	Director	March 31, 2010
Drew Larner

By:	/s/ Moritz Seidel	Director	March 31, 2010
Moritz Seidel

ZOO ENTERTAINMENT, INC.  AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Zoo Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Zoo Entertainment, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoo Entertainment, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner & Mattia, LLP

March 31, 2010
New York, New York

Zoo Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets
(in $000's except share and per share amounts)

	December 31, 2009	December 31, 2008

ASSETS
Current Assets

Cash	$2,664	$849
Accounts receivable and due from factor, net of allowances for returns and discounts of $835 and $1,160	4,022	1,832
Inventory	2,103	3,120
Prepaid expenses and other current assets	2,409	2,124
Product development costs, net	4,399	5,338
Deferred tax assets	578	688
Total Current Assets	16,175	13,951

Fixed assets, net	141	214
Goodwill	-	14,704
Intangible assets, net	15,733	14,747
Total Assets	$32,049	$43,616

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,330	$5,709
Financing arrangements	1,659	849
Customer advances	3,086	1,828
Accrued expenses and other current liabilities	2,333	3,099
Notes payable, net of discount of $0 and $145 - current portion	120	1,803
Convertible notes payable, net of discount of $0 and $1,576, including accrued interest of $0 and $240	-	9,814
Total Current Liabilities	10,528	23,102

Notes payable, net of discount of $0 and $885 - non current portion	180	1,772
Deferred tax liabilities	3,461	688
Other long-term liabilities	2,770	620

Total Liabilities	16,939	26,182

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001, 5,000,000 authorized
Series A, 1,389,684 issued and outstanding	1	-
Series B, 1,188,439 issued and outstanding	1	-
Common Stock, par value $0.001, 250,000,000 shares authorized, 39,425,755 issued and 31,624,429 outstanding December 31, 2009 and 38,243,937 issued and 36,006,561 outstanding December 31, 2008	39	38
Additional Paid-in-capital	64,675	52,692
Accumulated deficit	(45,137)	(31,940)
Treasury Stock, at cost, 7,801,326 shares December 31,2009 and 2,237,376 shares December 31, 2008	(4,469)	(3,356)
Total Stockholders' Equity	15,110	17,434
Total Liabilities and Stockholders' Equity	$32,049	$43,616

See accompanying notes to consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008
(in $000's except per share amounts)

	Year Ended December 31,
	2009	2008

Revenue	$48,709	$36,313

Cost of goods sold	39,815	30,883

Gross profit	8,894	5,430

Operating expenses:

General and administrative	6,788	10,484
Selling and marketing	2,484	4,548
Research and development	390	5,857
Impairment of goodwill	14,704	-
Depreciation and amortization	1,875	1,760

Total operating expenses	26,241	22,649

Loss from operations	(17,347)	(17,219)

Interest expense, net	(2,975)	(3,638)
Gain on extinguishment of debt	5,315	-
Gain on legal settlement	4,328	-
Other income - insurance recovery	860	1,200

Loss from continuing operations before income tax (expense) benefit	(9,819)	(19,657)

Income tax (expense) benefit	(3,143)	4,696

Loss from continuing operations	(12,962)	(14,961)

Loss from discontinued operations, net of tax benefit of $1,390 for the year ended December 31, 2008	(235)	(6,734)

Net loss	$(13,197)	$(21,695)

Loss per common share - basic and diluted:

Continuing operations	$(0.39)	$(0.59)

Discontinued operations	-	(0.27)

Net loss	$(0.39)	$(0.85)

Weighted average common shares outstanding - basic and diluted	33,495,707	25,394,264

See accompanying notes to consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
For the Years Ended December 31, 2009 and 2008
(in $000's)

	Year Ended December 31,
	2009	2008
Operating Activities:

Net loss	$(13,197)	$(21,695)
Loss from discontinued operations	(235)	(6,734)
Loss from continuing operations	(12,962)	(14,961)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Gain on legal settlement	(4,328)	-
Gain on extinguishment of debt	(5,315)	-
Impairment of goodwill	14,704	-
Depreciation and amortization	1,875	1,760
Amortization of deferred debt discount	1,870	3,443
Deferred income taxes	2,883	(4,782)
Stock based compensation	588	2,759
Other changes in assets and liabilities, net	(4,801)	(291)

Net cash used in continuing operations	(5,486)	(12,072)

Net cash used in discontinued operations	-	(2,184)

Net cash used in operating activities	(5,486)	(14,256)

Investing activities:

Purchases of fixed assets	(26)	(67)
Purchase of intellectual property	(312)	-
Disposition of assets of discontinued operations, net of cash acquired	-	477
Acquisition of stock of Zoo Publishing, net of cash acquired	-	(2)
Cash received from acquisition of Driftwood	-	1,669

Net cash (used in) provided by investing activities	(338)	2,077

Financing activities:

Proceeds from sale of equity securities	7	6,118
Proceeds from sale of Preferred Series A stock, net of $178 costs	4,822	-
Proceeds from Solutions 2 Go note for customer advance	2,000	-
Proceeds from Driftwood issuance of convertible notes - pre-merger	-	7,785
Proceeds from issuance of convertible notes - post-merger	-	1,000
Net borrowings (repayments) in connection with financing facilities	810	(2,044)

Net cash provided by financing activities	7,639	12,859

Net increase in cash	1,815	680

Cash at beginning of year	849	169

Cash at end of year	$2,664	$849

See accompanying notes to consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2009 and 2008
(in 000's)

	Preferred Stock
	Series A		Series B		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Par value	Shares	Par value	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Total

Balance January 1, 2008	-	$-	-	$-	15,685	$16	$31,792	$(10,245)	-	$-	$21,563

Stock issued in connection with private placement offering					2,143	2	6,433				6,435
Costs incurred in connection with private placement offering							(317)				(317)
Stock issued in connection with the acquisition of Zoo Digital					1,581	2	4,084				4,086
Exchange of promissory notes for common stock at fair value					5,973	6	6,022				6,028
Beneficial conversion feature of debt issued					-	-	200				200
Shares issued for consulting services					701	-	1,065				1,065
Value of warrants issued for consulting services					-		63				63
Compensation expense related to shares issued to employees					16	-	25				25
Compensation expense related to options issued to employees					-	-	1,605				1,605
Driftwood shares acquired upon the completion of the reverse merger					11,327	11	1,186				1,197
Value of warrants issued in connection with debt financing							527				527
Value of Shares to be returned to Treasury for SVS and Zoo Digital sale									2,237	(3,356)	(3,356)
Shares issued for warrants exercised					818	1	7				8
Net loss								(21,695)			(21,695)

Balance December 31, 2008	-	-	-	-	38,244	38	52,692	(31,940)	2,237	(3,356)	17,434

Issuance of Preferred Series A Stock, net of $178 in costs	1,390	1					4,821				4,822
Conversion of Convertible Notes to Preferred Series B Stock			1,188	1			6,568				6,569
Stock-based compensation					-	-	88				88
Value of shares returned to Treasury from settlement of litigation									5,564	(1,113)	(1,113)
Warrants exercised					682	1	6				7
Shares issued to employee in exchange for personal guaranty					500	-	100				100
Value of warrants issued for Solutions 2 Go distribution advance							400				400
Net loss								(13,197)			(13,197)

Balance December 31, 2009	1,390	$1	1,188	$1	39,426	$39	$64,675	$(45,137)	7,801	$(4,469)	$15,110

See accompanying notes to consolidated financial statements

Zoo Entertainment, Inc. And Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1.   DESCRIPTION OF ORGANIZATION AND REVERSE MERGER

Zoo Entertainment, Inc., (“Zoo” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc. On December 20, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001, per share, and 5,000,000 shares of preferred stock, par value $0.001, per share.  In August 2009, the Company increased its authorized shares of common stock to 250,000,000, par value $0.001 per share. On November 20, 2009, as a result of the Company consummating an approximately $4.2 million equity raise, the Company issued Series A Convertible Preferred Stock (“Series A Preferred Stock”) and warrants.  Concurrently, as a result of the aforementioned preferred equity raise, the Company’s noteholders converted approximately $11.8 million of existing debt and related accrued interest into Series B Convertible Preferred Stock (“Series B Preferred Stock”).  On December 16, 2009, as a result of the Company consummating an additional preferred equity raise of $776,000, the Company issued to investors Series A Preferred Stock.  The Series A Preferred Stock and the Series B Preferred Stock will convert into common shares of the Company upon a sufficient increase in authorized common shares of the Company. (See Notes 14 and 21 for further details in connection with the conversion features and details of the actual conversion on March 10, 2010).   The Company was engaged in acquiring and exploring mineral properties until September 30, 2007 when this activity was abandoned. The Company had been inactive until July 7, 2008 when the Company entered into an Agreement and Plan of Merger, as subsequently amended on September 12, 2008 with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Zoo Games, Inc. (“Zoo Games”) (formerly known as Green Screen Interactive Software, Inc.) and a stockholder representative, pursuant to which Merger Sub would merge with and into Zoo Games, with Zoo Games as the surviving corporation through an exchange of common stock of Zoo Games for common stock of the Company (the “Merger”). On December 3, 2008, Driftwood Ventures, Inc. changed its name to Zoo Entertainment, Inc.

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

Zoo Games was treated as the acquirer for accounting purposes in this reverse merger and the financial statements of the Company for all periods presented represent the historical activity of Zoo Games and include the activity of Zoo beginning on September 12, 2008, the date of the reverse merger. As a result of the reverse merger, the equity transactions through September 12, 2008 have been adjusted to reflect this recapitalization.

Zoo Games, a Delaware corporation, is a developer, publisher and distributor of interactive entertainment software for use on all major platforms including Nintendo’s Wii and DS, Sony’s PSP and PlayStation 3, Microsoft’s Xbox 360, and personal computers (PCs). Zoo Games sells primarily to major retail chains and video game distributors. Zoo Games began business in March 2007, acquired the assets of Supervillain Studios, Inc. (“SVS”) on June 13, 2007, acquired the stock of Zoo Publishing, Inc. (“Zoo Publishing”) on December 18, 2007 and acquired the stock of Zoo Digital Publishing Limited (“Zoo Digital”) on April 4, 2008. The consolidated financial statements include the results of their operations from their respective acquisition dates. The Company also acquired an interest in Cyoob, Inc., also known as Repliqa (“Repliqa”), on June 28, 2007. During January 2008, Zoo Games’ board of directors made a determination to discontinue its involvement with the operations of Repliqa. During September 2008, Zoo Games sold SVS back to its original owners. In November 2008, Zoo Games sold Zoo Digital back to its original owners. Repliqa, SVS and Zoo Digital have been reflected as discontinued operations for all periods presented. In May 2009, we entered into a license agreement with New World IP (Licensor”) pursuant to which the Licensor granted to Zoo Publishing all of the Licensor’s rights to substantially all the intellectual property of Empire Interactive Europe, Ltd. for a minimum royalty of $2.6 million. In June 2009, we formed a new company called Zoo Entertainment Europe Ltd. (“Zoo Europe”), a 100% subsidiary of Zoo Games, Inc. based in the United Kingdom for the purpose of sales and distribution of our product in Europe.  We terminated the operations of Zoo Europe in December 2009.

Currently, the Company has determined that it operates in one segment in the United States and will focus on developing, publishing and distributing interactive entertainment software under the Zoo brand both in North American and international markets.

On May 16, 2008, Zoo Games converted from a limited liability company to a C-corporation and changed its name to Green Screen Interactive Software, Inc. from Green Screen Interactive Software, LLC. In August 2008, it changed its name to Zoo Games, Inc.

NOTE 2.   LIQUIDITY

The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $45.1 million as of December 31, 2009.  For the year ended December 31, 2009 the Company generated negative cash flows from continuing operations of approximately $5.5 million, and for the year ended December 31, 2008 the Company generated negative cash flows from continuing operations of approximately $12.1 million.

As a result of the Company consummating an aggregate of $5.0 million of equity raises in the fourth quarter of 2009 and the conversion of approximately $11.9 million in existing debt including related accrued interest into equity during that period (See Note 7), the Company’s net working capital position became positive.  As of December 31, 2009, the working capital was approximately $5.6 million.

In March 2010, the Company extended its purchase order financing facility (See Note 9) and we have agreed in principle to increase the borrowing capacity at lower fees and interest rates through April 2011.  In addition, we have agreed in principal to increase our receivable factoring facility (See Note 9) effective April 1, 2010 to $5.25 million, which allows us to factor up to $7.0 million of receivables at any point in time.

The Company believes the existing cash and cash generated from operations are sufficient to meet our immediate operating requirements, along with our current financial arrangements through March 31, 2011.  We may need to raise additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

NOTE 3.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates affecting the consolidated financial statements that are particularly significant include the recoverability of product development costs, adequacy of allowances for returns, price concessions and doubtful accounts, lives of intangibles, realization of goodwill and intangibles, valuation of equity instruments and the valuation of inventories. Actual amounts could differ from these estimates.

Concentration of Credit Risk

We maintain cash balances at what we believe are several high quality financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed FDIC insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. In October 2008, we entered into an agreement with Atari, Inc. where sales from October 24, 2008 through March 31, 2009 for all customers that Atari deemed acceptable would be through Atari and Atari would prepay us for the cost of goods and they would bear the credit risk from the ultimate customer. This agreement was subsequently amended to include sales to certain customers through March 31, 2010. As of December 31, 2009, Atari had prepaid us approximately $1.5 million which is included in customer advances in current liabilities in the consolidated balance sheet and the receivable due from Atari was approximately $1.8 million, before allowances, which is included in accounts receivable in the consolidated balance sheet. Our five largest ultimate customers accounted for approximately 76% (customer A-29%, customer B-21%, customer C-11%) and 60% (customer A-14%, customer B-30%) of net revenue for the years ended December 31, 2009 and 2008, respectively. These five largest customers accounted for 57% and 3% of our gross accounts receivable as of December 31, 2009 and 2008, respectively. We believe that the receivable balances from Atari and our ultimate customers do not represent a significant credit risk based on past collection experience. During the year ended December 31, 2009, we sold approximately $4.6 million of receivables to our factor with recourse.  There were approximately $1.4 million of receivables due from our factor included in our gross accounts receivable and due from factor as of December 31, 2009 and $0 as of December 31, 2008. We regularly review our outstanding receivables for potential bad debts and have had no history of significant write-offs due to bad debts.

Inventory

Inventory is stated at the lower of actual cost or market. We periodically evaluate the carrying value of our inventory and make adjustments as necessary. Estimated product returns are included in the inventory balances and also recorded at the lower of actual cost or market.

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

Prior to establishing technological feasibility, we expense research and development costs as incurred. During the years ended December 31, 2009 and 2008, we wrote-off $390,000 and approximately $5.1 million, respectively, of expense relating to costs incurred for the development of games that were abandoned during those periods. In the 2008 period, we expensed $720,000 for a game still in development that we deemed unrecoverable.  Those costs are included in our statement of operations under research and development expenses.  In addition in 2008, approximately $1.4 million of other costs were incurred by our discontinued internal development studio prior to technological feasibility that could not be capitalized, and these costs are included in the loss from discontinued operations in the consolidated statement of operations.

In December 2007, the FASB issued FASB ASC Topic 808-10-15, “Accounting for Collaborative Arrangements” (ASC 808-10-15) which defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  Effective January 1, 2009, the Company adopted the provisions of ASC 808-10-15.  The adoption of the statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Licensing fees are capitalized on the consolidated balance sheet in prepaid expenses and are amortized as royalties in cost of goods sold, on a title-by-title basis, at a ratio of current period revenues to the total revenues expected to be recorded over the remaining life of the title. Similar to product development costs, we review our sales projections quarterly to determine the likely recoverability of our capitalized licenses as well as any unpaid minimum obligations. When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

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

Goodwill and Intangible Assets

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in a business combination.  Intangible assets consist of trademarks, customer relationships, content and product development. Certain intangible assets acquired in a business combination are recognized as assets apart from goodwill. Identified intangibles other than goodwill are generally amortized using the straight-line method over the period of expected benefit ranging from one to ten years, except for intellectual property, which are usage-based intangible assets that are amortized using the shorter of the useful life or expected revenue stream.

The Company is required to perform a goodwill impairment test on at least an annual basis.  The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation.  Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the business, the useful life over which cash flows will occur and determination of weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.  The Company conducts its annual goodwill impairment test during the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist.  The Company periodically analyzes whether any such indicators of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.  The Company compares the fair value of each reporting unit to the carrying value and if the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized.  As of September 30, 2009, the Company determined that goodwill was impaired and as such recorded an impairment charge of $14.7 million against the goodwill (see Note 8).

Impairment of Long-Lived Assets, Including Definite Life Intangible Assets

We review all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including assets to be disposed of by sale, whether previously held and used or newly acquired. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows at our incremental borrowing rate or fair value, if available.  The Company determined that no impairment for definite lived intangible assets was identified in 2009 or 2008.

Revenue Recognition

We earn our revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third party developers ("Publishing Revenue").

We recognize Publishing Revenue upon the transfer of title and risk of loss to our customers.  Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms. Advances received from customers are reported on the consolidated balance sheet as customer advances and are included in current liabilities until we meet our performance obligations, at which point we recognize the revenue.

Revenue is presented net of estimated reserves for returns, price concessions and other allowances. In circumstances when we do not have a reliable basis to estimate returns and price concessions or are unable to determine that collection of a receivable is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

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

Equity-Based Compensation

We issued options and warrants to purchase shares of common stock of the Company to certain management and employees during 2009 and 2008.  Grants vest over periods ranging from immediate to three years and expire within ten years of issuance.  Stock options that vest in accordance with service conditions amortize over the applicable vesting period using the straight-line method.

The fair value of our equity-based compensation is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and estimated exercise behavior.  As a privately-held company until September 12, 2008, we used the stock prices of equity raises to assist us in our calculations for 2008 grants.  There was no activity subsequent to such date for the balance of 2008.  We had limited trading volume in 2009, therefore we used the current market price, bid-ask spreads and a marketability discount to determine the fair value of the stock price.  The following table summarizes the assumptions and variables used by us to compute the weighted average fair value of stock option grants:

	For the Year
	Ended December 31,
	2009	2008
Risk-free interest rate	3.45%	3.07%
Expected stock price volatility	60.0%	70.0%
Expected term until exercise (years)	5	5
Expected dividend yield	None	None

For the years ended December 31, 2009 and 2008, we estimated the implied volatility for publicly traded options on our common shares as the expected volatility assumption required in the Black-Scholes option-pricing model. The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and our assessment that implied volatility is more representative of future stock price trends than historical volatility.

Loss Per Share

Basic loss per share ("EPS") is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period. Since the inclusion of the 13,486,072 warrants and 2,589,810 options outstanding as of December 31, 2009 and the 6,502,159 warrants and 2,336,552 options outstanding as of December 31, 2008 are anti-dilutive because of losses, the dilutive loss per share is the same as the basic loss per share.

Foreign Currency Translation

The functional currency for our former foreign operations was primarily the applicable local currency, British pounds sterling and Euro. Accounts of foreign operations were translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts.  Realized and unrealized transaction gains and losses are included in income in the period in which they occur.  There was no translation adjustment required at December 31, 2009 and 2008.

Income Taxes

Zoo Games was a limited liability company from inception until May 16, 2008, when we converted to a corporation. As a limited liability company, we were not required to provide for any corporate tax. The loss from the Company’s operations was passed to the unit holders via Form K-1 and the unit holders were responsible for any resulting taxes. One of our subsidiaries, Zoo Publishing, was not a limited liability company and we therefore were required to record a corporate tax provision upon the acquisition of Zoo Publishing.

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

Fair Value Measurement

In accordance with “Fair Value Measurements and Disclosures”, Topic 820 of the FASB ASC, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Topic 820 of the FASB ASC establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 – Unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•
Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assts or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asst or liability (i.e. interest rates, yield curves, etc.) an inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 – Unobservable inputs that reflect assumptions about what market participants would use in pricing assets or liabilities based on the best information available.

As of December 31, 2009, the carrying value of cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, due to factor, and advances from customers are reasonable estimates of the fair values because of their short-term maturity. Notes payable are recorded net of the discount which is computed as the difference between the market interest rate that the Company would pay for financing at the time the note is issued and the stated interest rate on the note.

The fair value of the warrants under the Zoo entertainment Notes (See Note 11) was detemined based upon Level 3 inputs.

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

Accounting Standards Updates Not Yet Effective

In June 2009, an update was made to “Consolidation – Consolidation of Variable Interest Entities.” Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for the company beginning January 1, 2010. Management concluded that the adoption of this update will have no material impact on the company’s consolidated financial position and results of operations when it becomes effective in 2010.

Other Accounting Standards Updates not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4.   DISCONTINUED OPERATIONS

The loss from discontinued operations for the years ended December 31, 2009 and 2008 is summarized as follows:

	(Amounts in Thousands)
	December 31, 2009	December 31, 2008
Supervillain	$-	$3,174
Zoo Digital	235	4,585
Repliqa	-	219
Online concept	-	146
Tax benefit	-	(1,390)
Loss from discontinued operations	$235	$6,734

The revenues from the discontinued operations for the years ended December 31, 2009 and 2008 were $0 and approximately $2.5 million, respectively.

NOTE 5.   INVENTORY

Inventory consisted of:
	(Amounts in Thousands)
	December 31, 2009	December 31, 2008
Finished products	$1,247	$2,939
Parts and supplies	856	181
Totals	$2,103	$3,120

Estimated product returns included in inventory at December 31, 2009 and 2008 were $261,000 and $337,000, respectively.

NOTE 6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	December 31, 2009	December 31, 2008
Vendor advances for inventory	$1,545	$555
Prepaid royalties	474	1,072
Income taxes receivable	-	55
Other prepaid expenses	390	442
Totals	$2,409	$2,124

NOTE 7.   PRODUCT DEVELOPMENT COSTS

Details of our capitalized product development costs were as follows:

	(Amounts in thousands)
	December 31,	December 31,
	2009	2008
Product development costs, externally developed, net of amortization	$4,399	$5,168
Product development costs, internally developed, net of amortization	-	170
Totals	$4,399	$5,338

NOTE 8.   GOODWILL and INTANGIBLE ASSETS, NET

The Company incurred a triggering event as of September 30, 2009 based on the equity infusion of approximately $4.0 million for a 50% ownership in the Company and the conversion of the existing convertible debt during the fourth quarter of 2009.  As such, the Company performed an impairment analysis utilizing an approach employing multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis).  This approach is consistent with the requirement to utilize all appropriate valuation techniques as described in ASC 820-10-35-24 “Fair Value Measurements and Disclosures”.  The values ascertained using these methods were weighted to obtain a total fair value, which was less the carrying value, therefore the Company recorded an impairment charge of $14.7 million to fully impair the goodwill during the third quarter of 2009.

The following table sets forth the components of the intangible assets subject to amortization:

	Estimated		(Amounts in Thousands)
	Useful	Gross	December 31, 2009		December 31, 2008
	Lives	Carrying	Accumulated	Net Book	Net Book
	(Years)	Amount	Amortization	Value	Value
Content	10	$14,965	$2,620	$12,345	$10,931
Trademarks	10	1,510	309	1,201	1,353
Customer relationships	10	2,749	562	2,187	2,463
Totals		$19,224	$3,491	$15,733	$14,747

Amortization expense related to intangible assets was approximately $1.8 million and approximately $2.0 million for the years ended December 31, 2009 and 2008, respectively.

In May 2009, we entered into a license agreement with New World IP, LLC (“Licensor”) pursuant to which the Licensor granted to Zoo Publishing all of the Licensor’s rights to substantially all the intellectual property of Empire Interactive Europe, LLC for a minimum royalty of $2.6 million to be paid within two years.  At any time prior to April 1, 2011, Zoo Publishing has the option to purchase all rights in and to suchgames.  At any time after April 1, 2011, Licensor has the right to sell all rights in and to the games to Zoo Publishing. The $2.6 million of costs related to this agreement have been capitalized and are included as Content in Intangible Assets and will be amortized over ten years.  During 2009, we paid $150,000 of these costs and as of December 31, 2009, approximately $2.2 million of the liability is recorded in other long-term liabilities and $300,000 is recorded in accrued expenses in the balance sheet.

The following table presents the estimated amortization of intangible assets, based on our present intangible assets, for the next five years as follows:

Year Ending December 31,	(Amounts in Thousands)
2010	$1,922
2011	1,922
2012	1,922
2013	1,922
2014	1,922
Thereafter	6,123
Total	$15,733

NOTE 9.   CREDIT AND FINANCING ARRANGEMENTS, ATARI AGREEMENT AND OTHER CUSTOMER ADVANCES

In connection with the Zoo Publishing acquisition, the Company entered into the following credit and finance arrangements:

The Company and Zoo Publishing entered into a purchase order financing agreement with Transcap Trade Finance, LLC (“Transcap”) on December 19, 2007. This agreement made the Company a party to a Master Purchase Order Assignment Agreement dated August 20, 2001 pursuant to which Transcap agreed to provide purchase order financing to or for the benefit of Zoo Publishing. Total advances under the factoring arrangement include letters of credit for purchase order financing and is limited to $10.0 million. The amounts outstanding as of December 31, 2009 and 2008 were $759,000 and $849,000, respectively. The interest rate is prime plus 4.0% on outstanding advances. As of December 31, 2009 and 2008, the effective interest rates were 7.25%.  The charges and interest expense on the advances are included in the cost of goods sold in the accompanying condensed consolidated statement of operations and were $326,000 and approximately $1.1 million for 2009 and 2008, respectively.

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

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $0.40 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date. The options shall be issued at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option. In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010.  In addition, the amended Fee Letters provide that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved an increase in the issuance of an option to purchase (restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to) a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively.   On February 11, 2010, the Company issued options to purchase shares of common stock of the Company to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees (see Note 21).  The Company issued the options on February 11, 2010 and performed a Black-Scholes valuation to determine the value of the arrangements on that date to be $542,000.  Of the $542,000, $403,000 is included as stock compensation expense in the year ended December 31, 2009 based on the value ascribed for the period from November 20, 2009 to December 31, 2009, in as much as guarantees were in place and presumed vesting had taken place, and has been included in accrued expenses in the December 31, 2009 consolidated balance sheet.

Zoo Publishing uses a factor to approve credit and to collect the proceeds from a portion of its sales. In August 2008, Zoo Publishing entered into a factoring agreement with Working Capital Solutions, Inc., which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. A new factoring agreement was entered into on September 29, 2009 with Working Capital Solutions, Inc.  Under the terms of our factoring and security agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 25% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open. Since the factor acquires the receivables with recourse, we record the gross receivables including amounts due from our customers to the factor and we record a liability to the factor for funds advanced to us from the factor. During the year ended December 31, 2009, we sold approximately $4.6 million of receivables to the factor with recourse.  At December 31, 2009, accounts receivable and due from factor included approximately $1.4 million of amounts due from our customers to the factor and the factor had an advance outstanding to the Company of $900,000. At December 31, 2008, accounts receivable did not include any amounts due from our customers to the factor and the factor did not have any advance outstanding to the Company. In connection with the factoring facility, on September 29, 2009, Mark Seremet, President, Chief Executive Officer and a director of the Company and Zoo Games, and David Rosenbaum, the President of Operations of Zoo Publishing, entered into a Guaranty with Working Capital Solutions, Inc., pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under factoring and security agreement.

Atari Agreement

As a result of a fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari will resell the products to wholesalers and retailers that are acceptable to Atari in North America. The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until March 31, 2010. This agreement provided for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product. Atari’s fees approximate 10% of our standard selling price and they have been recorded as a reduction in revenue. During the years ended December 31, 2009 and 2008, we recorded approximately $33.6 million and $10.9 million, respectively, of net sales to Atari.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2010.  As of December 31, 2009 and 2008, Atari had prepaid the Company approximately $1.5 million and approximately $1.8 million, respectively, for goods not yet shipped which is recorded as customer advances in current liabilities. Also, as of December 31, 2009 and 2008, Atari owed the Company approximately $1.8 million and approximately $1.8 million, respectively, before allowances, for goods already shipped which are recorded in accounts receivable.

Other Customer Advance – Solutions 2 Go, Inc.

On August 31, 2009, Zoo Publishing entered into an Exclusive Distribution Agreement with Solutions 2 Go Inc., a Canadian corporation (“S2G Inc.”) and an Exclusive Distribution Agreement with Solutions 2 Go, LLC, a California limited liability company (“S2G LLC,” and together with S2G Inc., “S2G”), pursuant to which Zoo Publishing granted to S2G the exclusive rights to market, sell and distribute certain video games, related software and products, with respect to which Zoo Publishing owns rights, in the territories specified therein.  In connection with these distribution agreements, on August 31, 2009, the Company entered into an Advance Agreement (the “Advance Agreement”) with S2G, pursuant to which S2G made a payment to the Company in the amount of $1,999,999, in advance of S2G’s purchases of certain products pursuant to these distribution agreements. From August 31, 2009 until recoupment of the advance in full, interest on the outstanding amount shall accrue at the rate of ten percent (10%) per annum. Interest expense of $58,000 is recorded for the year ended December 31, 2009.  The amount of any unrecouped advance outstanding shall be repaid in its entirety to S2G no later than September 15, 2010. The advance shall be recouped, in whole or in part, from sales generated by S2G of products purchased by S2G under the distribution agreements. A percentage of the gross margin on the S2G Sales shall be applied to a recoupment of the advance until the earlier of (i) the date on which the amount of the unrecouped advance has been reduced to zero or (ii) September 15, 2010, on which any unrecouped advance shall be repaid. As of December 31, 2009, the balance remaining on the advance is approximately $1.4 million and this is included in customer advances in the current liabilities section of the balance sheet.

Notwithstanding the foregoing, if, at any time prior to the recoupment of the advance in full, the Company receives proceeds in connection with any sale of securities, or otherwise raises additional capital, exceeding an aggregate of five million dollars ($5,000,000), other than under a defined anticipated qualified financing, the entire unrecouped advance under the advance agreement shall at once become due and payable in full as of the funding date of the additional capital transaction without written notice of acceleration to the Company.  Additional capital transaction shall include, but not be limited to the sale or issuance of any security by the Company, or any subsidiary of the Company, of any kind or character whatsoever, where “security” is given its broadest meaning including stock, warrants, options, convertible notes, and similar instruments of all types.

In consideration of S2G entering into the advance agreement, the Company agreed to issue to S2G Inc. a warrant to purchase 7,665,731 shares of the Company’s common stock (or such other number of shares of Common Stock that on the warrant grant date (as defined below), represents 6% of the Company’s modified fully-diluted shares, computed as if all outstanding convertible stock, warrants and stock options that are, directly or indirectly, convertible into Common Stock at a price of $0.75 or less, have been so converted), upon the occurrence of an anticipated qualified financing, which means (i) the consummation of the sale of shares of Common Stock by the Company which results in aggregate gross proceeds to the Company of at least $4,000,000 and (ii) the conversion of the Company’s senior secured convertible notes, in the aggregate original principal amount of $11,150,000, into shares of Common Stock.  The warrant will have a term of five years and an exercise price equal to $0.30.  The warrant to acquire 7,665,731 shares was issued on August 31, 2009.  The warrant was valued at $400,000 using the Black-Scholes model and this cost will be amortized over twelve months through interest expense.  For the period ended December 31, 2009, $132,000 of additional interest expense was recorded in the consolidated statement of operations for this advance.

The advance is guaranteed by Messrs. Seremet, Rosenbaum and another employee.  Messrs. Seremet and Rosenbaum did not receive any additional compensation for this guarantee.  The employee who guaranteed the advance was granted 500,000 shares of common stock.  The value of the shares issued was computed at $100,000 using the bid-ask spread of the Company’s stock price and is recorded in the general and administrative expenses in the year ended December 31, 2009.

NOTE 10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(Amounts in Thousands)
	December 31,	December 31,
	2009	2008
Operating expenses	$773	982
Obligations to compensate current and former employees	561	720
Royalties	430	252
Obligations arising from acquisitions	233	354
Taxes payable	260	-
Due to customers	18	710
Interest	58	81
Totals	$2,333	$3,099

NOTE 11.   NOTES PAYABLE

Outstanding notes payable, net of unamortized discounts, are as follows:

	(Amounts in Thousands)
	December 31,	December 31,
	2009	2008
Zoo Entertainment convertible notes, net of discounts attributable to the warrant value of $0 and $1,576	$-	$9,574
Interest on convertible notes	-	240
3.9% Zoo Publishing notes, net of discount of $0 and $1,030	-	2,536
2.95% note due June 2012 assumed from Zoo Publishing acquisition	300	370
8.25% Wachovia demand note assumed from Zoo Publishing acquisition	-	45
Note assumed from Zoo Publishing acquisition, 12% interest	-	25
Employee loans, payable on demand	-	331
Zoo Publishing employee loans at 4% interest	-	268
Totals	300	13,389
Current portion	120	11,617
Non-current portion	$180	$1,772

The principal and interest amounts for the Zoo Entertainment convertible notes were converted into equity as part of the November 2009 financing.

The face amounts of the notes payable as of December 31, 2009 are due as follows:

(Amounts in Thousands)
Year Ending December	Amount Due
2010	$120
2011	120
2012	60
Total	$300

Zoo Entertainment Notes

On July 7, 2008, as amended on July 15, 2008 and July 31, 2008, the Company entered into a note purchase agreement under which the purchasers agreed to provide loans to the Company in the aggregate principal amount of $9.0 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. In connection with the issuance of such notes, the Company issued to the note holders warrants to purchase 8,181,818 shares of common stock of the Company. The notes had an interest rate of five percent (5%) for the one year term of the note commencing from issuance, unless extended. In connection with the note purchase agreement, the Company satisfied a management fee obligation by issuing additional senior secured convertible promissory notes in the principal amount of $750,000 and warrants to purchase 681,818 shares of common stock of the Company. All of the warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated as of July 7, 2008, as amended on August 12, 2008, the Company granted a security interest in all of its assets to each of the purchasers to secure the Company’s obligations under the notes.

On September 26, 2008, the Company entered into a note purchase agreement pursuant to which the purchasers agreed to provide a loan to the Company in the aggregate principal amount of $1.4 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. In connection with the issuance of such notes, the Company also issued warrants to purchase 1,272,726 shares of common stock of the Company to the note holders. The notes had an interest rate of five percent (5%) for the time period beginning on September 26, 2008 and ending on September 26, 2009, unless extended. On October 6, 2009, the maturity date was extended to November 2, 2009 and on November 2, 2009, the maturity date was subsequently extended to February 2, 2010.  . The warrants have a five year term and an exercise price of $0.01 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated September 26, 2008, the Company granted a security interest in all of its assets to each of the purchasers to secure the Company’s obligations under the notes.

The total principal amount of all of the notes described above was approximately $11.15 million, $9.8 million of which was incurred prior to the date of the reverse merger. The warrants issued with all the notes were valued at approximately $5.9 million by the Company. We used the income and market valuation approaches to derive the Company’s business enterprise value and then used the Black-Scholes option-pricing model, applying discounts for illiquidity and dilution, to calculate the value of the warrants. The total deferred debt discount of $5.9 million is amortized over the one year life of the notes. Prior to September 12, 2008, 4,545,455 warrants were exercised and the interest expense related to the discount of these warrants was accelerated. As of September 12, 2008, the deferred debt discount of the existing notes was approximately $2.4 million and the net value of the notes recorded as of September 12, 2008 was approximately $7.8 million. On September 26, 2008, we issued $1.0 million of the notes and 909,090 of the warrants which were valued at $527,000 using consistent valuation methodologies as those used for all the previously issued notes. As of November 20, 2009, the net value of the notes was approximately $11.9 million including $734,000 of accrued interest.

On June 26, 2009, the Company entered into Amendment No. 2 to Senior Secured Convertible Note (“Amendment No. 2”), with the requisite holders (the “Holders”) of the Company’s senior secured convertible notes issued in the aggregate principal amount of $11.15 million.  Pursuant to Amendment No. 2, the parties agreed to extend the maturity date of the notes that were originally scheduled to mature during July 2009 to August 31, 2009, or, if the Company receives comments from the SEC with respect to the Information Statement Pursuant to Section 14(c) (the “Information Statement”) that the Company filed on July 7, 2009 in connection with an amendment to the Company’s Certificate of Incorporation authorizing a sufficient number of shares of the Company’s common stock to permit the conversion of the notes (“Certificate of Amendment”), on September 15, 2009. The Company did not receive comments from the SEC with respect to the Information Statement and, as such, the maturity dates of such notes became August 31, 2009. The Company entered into subsequent amendments with the Holders extending the maturity date to November 2, 2009 and then subsequently to February 2, 2010.

On November 20, 2009, the requisite Senior Secured Convertible Note Holders agreed that if the Company raises a minimum of $4.0 million of new capital, they will convert their debt into convertible preferred shares of the Company that will ultimately convert into common shares that represent 36.5% of the equity of the Company. As a result of the Company consummating an approximately $4.2 million preferred equity raise on November 20, 2009, upon which approximately $11.9 million of existing debt including related accrued interest converted into convertible preferred equity, the Company issued 1,188,439 shares of Series B Preferred stock that automatically convert into 1,188,439,000 shares of common stock to the Senior Convertible Note Holders in exchange for their Notes when there are sufficient common shares authorized. (See Note 21 for further details in connection with the actual conversion on March 10, 2010).  The total fair value of the Series B Preferred stock was determined to be approximately $3.0 million, based on a $0.0025 value per common share, the same value per share on the sale of Series A Preferred stock with identical rights and features (See Note 14).  Of the $8.9 million gain on extinguishment of debt, approximately $3.6 million is recorded as additional paid-in-capital because that debt holder was also a shareholder with greater than 10% of the outstanding common stock at the time of the debt conversion and deemed to be a related party.  The remaining $5.3 million balance was recorded as a gain on extinguishment of the debt.

Zoo Publishing Notes

In connection with the acquisition of Zoo Publishing, the Company issued various promissory notes (“Zoo Publishing Note”) in an aggregate of approximately $6.8 million. Approximately $1.8 million of principal was payable at the earlier of the Company’s completion of another round of financing or by December 2008 with the $5.0 million balance to be paid in two installments pursuant to the “Zoo Publishing Note.” The first installment of $2.5 million of principal together with accrued interest at the rate of 3.9% per annum would be due on the earlier of June 18, 2009 and the date on which the Company consummates a round of equity financing of $40.0 million or more. The balance of the Zoo Publishing Note (including accrued interest) would be payable December 18, 2010. In connection with the aforementioned note, the Company recorded a debt discount of approximately $2.3 million. For the years ended December 31, 2009 and 2008, amortization of deferred debt discount was $294,000 and $988,000 and interest expense was $64,000 and $213,000, respectively.  In July 2008, the $6.8 million of notes were restructured and approximately $3.2 million of this debt was converted to common stock of the Company based on fair value and of the remaining $3.6 million, approximately $1.1 million became due September 18, 2009, $113,000 became due September 18, 2010, $2.0 million became due December 18, 2010 and approximately $316,000 became due July 31, 2011.

In connection with the Settlement Agreement dated June 18, 2009 (See Notes15 and 19), all the Zoo Publishing Notes were cancelled and no cash payments were required to be made for either the principal amounts of the notes or the interest accrued. The net amount of the obligation relieved for the Zoo Publishing Notes was approximately $3.0 million and is included in the gain on legal settlement on the statement of operations.

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

•
Zoo Publishing purchased treasury stock from a former employee in December 2006 for the amount of $650,000. The balance on the note as of December 31, 2009 was $300,000; $120,000 is classified as current and $180,000 is classified as long-term. The payments are due monthly and the amount of the payment is $10,000 per month.

NOTE 12.  COMMITMENTS

Leases

A summary of annual minimum lease commitments as of December 31, 2009 is as follows:

Operating
Leases

2010	$49
2011	10

Total	$59

Our office facilities are occupied under non-cancelable operating leases that expire in February 2010 and January 2011. Rent expense amounted to $174,000 and $310,000 for the years ending December 31, 2009 and 2008, respectively.   In January 2010, we signed a lease for new office facilities in Cincinnati through February 2014 that provide for commitments of $67,000 in 2010, $115,000 in 2011, $102,000 in 2012, $113,000 in 2013 and $21,000 in 2014.

NOTE 13.   INCOME TAXES

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

For financial reporting purposes, loss before income taxes include the following components (in thousands):

	2009	2008
Pretax (loss):
United States	$(10,054)	$(23,196)
Foreign (discontinued operations)	-	(4,585)
	$(10,054)	$(27,781)

For 2008, the United States pretax loss includes approximately $5.6 million for the period through May 15, 2008 attributable to entities that are taxed as partnerships.

The components of income tax expense (benefit) for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Current:
Federal	$135	$—
State	125	86
Total Current	260	86

Deferred:
Federal	1,897	(3,765)
State	986	(1,017)
Foreign	—	(1,390)
Total Deferred	2,883	(6,172)

Total	$3,143	$(6,086)

During 2008, $4,696 of the tax benefit was allocated to continuing operations and $1,390 was allocated to discontinued operations.

We paid $23,000 to various state jurisdictions for income taxes during the year ended December 31, 2009.  No income taxes were paid during the year ended December 31, 2008.

The reconciliations of income tax benefit computed at the U.S. statutory tax rates to income tax expense (benefit) for the years ended December 31, 2009 and 2008 are:

	2009	2008
Tax at U.S. federal income tax rates	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	6.9	(5.8)
Permanent differences:
Goodwill	49.7	-
Cancellation of indebtedness income	12.2	-
Litigation settlement - Purchase money debt reduction	(7.9)	-
Adjustment to NOL carryover balance
net of adjustment to valuation allowance	5.6	-
Impact of foreign tax rates and credits	2.5	1.1
Change in valuation allowance	-	7.0
Amount not subject to corporate income taxes	-	6.8
Deferred taxes related to change in tax status	-	0.6
Nondeductible expenses and other	(3.7)	2.4

	31.3%	(21.9)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
	Current	Long Term	Current	Long Term
Deferred tax assets:
Net operating loss carried forward	$-	$719	$-	$5,887
Capital loss carryforwards		431		515
Allowance for doubtful accounts	315	-	548	-
Bonuses payable	-	-	461	111
Bonus and other accruals	363	-	263	74
Non-qualified options	-	569	-	558
Alternative minimum tax credit carryforward	135	-	-	-
Gross deferred tax assets	813	1,719	1,272	7,145
Valuation allowance	(138)	(293)	(299)	(1,800)
Net deferred tax assets	675	1,426	973	5,345

Deferred tax liabilities:
Property and equipment	-	(17)	-	(19)
Inventory	(97)	-	-	-
Discounts on notes	-	-	(285)	(183)
Intangibles	-	(4,870)	-	(5,831)
Total deferred tax liabilities	(97)	(4,887)	(285)	(6,033)
Net deferred tax asset (liability)	$578	$(3,461)	$688	$(688)

As of December 31, 2008, the Company had approximately $1.2 million of available capital loss carryforwards which expire in 2013.  A valuation allowance of approximately $431,000 was recognized to offset the deferred tax assets related to these carryforwards.  The Company currently does not have any capital gains to utilize against this capital loss.  If realized, the tax benefit of this item will be applied to reduce future capital gains of the Company.

As of December 31, 2009, the Company has US federal net operating loss (“NOL”) carryforwards of approximately $1.6 million.  As a result of statutory limitations, the company will only be able to utilize approximately $160,000 of NOL and capital loss carryforwards per year.  The federal NOL will begin to expire in 2028.  The Company has state NOL carryforwards of approximately $3.0 million which will be available to offset taxable state income during the carryforward period. The state NOL will also begin to expire in 2028.  The tax benefit of this item is reflected in the above table of deferred tax assets and liabilities.

NOTE 14.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION ARRANGEMENTS

The Company has authorized 250,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001 as of December 31, 2009. (See Notes 14 and 21 for further details in connection with the conversion features of the preferred shares and details of the March 2010 increase in authorized shares of common stock).

Common Stock

As of December 31, 2009, there were 39,425,755 shares of common stock issued and 31,624,429 shares of common stock outstanding.

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

In conjunction with the settlement of the litigation with the sellers of Zoo Publishing on June 18, 2009 (see Notes 15 and 19), the sellers returned 5,563,950 shares of common stock to the Company.  These shares were valued at $0.20 based on the bid-ask spread of the Company’s stock price and recorded as treasury shares.

Preferred Stock

As of December 31, 2009, there were 1,389,684 shares of Series A Preferred Stock and 1,188,439 shares of Series B Preferred Stock issued and outstanding.  Both Series A Preferred Stock and Series B Stock will automatically convert to common shares of the Company at a rate of 1:1,000 when there are a sufficient number of common shares authorized.

Preferred stock was issued in lieu of common stock in connection with the November 2009 and December 2009 equity raises because the Company did not have a sufficient number of shares of common stock authorized.  On November 20, 2009, the Company determined that it had the requisite number of votes of its holders of common stock and preferred stock in order to effect an increase in its authorized shares of common stock as soon as practicable to allow for all the then outstanding preferred stock to automatically convert to common stock immediately upon the effectiveness of an amendment to the Company's certificate of incorporation authorizing an increase in its authorized shares of common stock. On January 13, 2010, our Board of Directors and stockholders holding approximately 66.7% of our outstanding voting capital stock approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 3,500,000,000 shares (the “Charter Amendment”). The consents we received constituted the only stockholder approval required for the Charter Amendment under the Delaware General Corporation Law (the “DGCL”) and our existing Certificate of Incorporation and Bylaws. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended, stockholder approval of this amendment will become effective on or after such date that is approximately 20 calendar days following the date we first mailed the definitive Information Statement Pursuant to Section 14(c) (the “Information Statement”) to our stockholders.  The Information Statement was first sent to our stockholders on February 16, 2010. On March 10, 2010, the Companyfiled the CharterAmendment with the Secretary of State of the State of Delaware.  The Charter Amendment increased the Company’s authorized shares of common stock, par value $0.001 per share, from 250,000,000 shares to 3,500,000,000 shares(See Note 21).

On November 20, 2009, the Company entered into a securities purchase agreement (the “SPA”) with certain investors, consummating an approximately $4.2 million convertible preferred equity raise, pursuant to which the Company  issued Series A Preferred Stock that will convert into common shares of the Company upon an increase in sufficient authorized common shares, representing 50% of the equity of the Company. The Series A Preferred Stock have a rate of one (1) share of Series A Preferred Stock for each $2.50 of value of the investment amount.  The Company issued 1,180,282 shares of Series A Preferred Stock on November 20, 2009.  On December 16, 2009, the Company received an additional $776,000 from certain investors and issued an additional 209,402 shares of Series A Preferred Stock.

On November 20, 2009, the Company entered into Amendment No. 6 to Senior Secured Convertible Note with the requisite holders of the Company’s outstanding senior secured convertible notes issued in the aggregate principal amount of $11,150,000.  The amendment provides that, among other things, the outstanding principal balance and all accrued and unpaid interest of $734,000 under the notes shall convert into shares of the Company’s Series B Preferred Stock upon the consummation of an investor sale that results in aggregate gross proceeds to the Company of at least $4,000,000, at a rate of one (1) share of Series B Preferred Stock for each $10.00 of value of the note.   Moreover, the amendment provides that the notes shall no longer be deemed to be outstanding and all rights with respect to the notes shall immediately cease and terminate upon the conversion, except for the right of each holder to receive the shares to which it is entitled as a result of such conversion.  The Company issued 1,188,439 shares of Series B Preferred Stock on November 20, 2009 as a result of the conversion of the notes.

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

On January 14, 2009, the Company granted Mr. Seremet an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.30 per share, pursuant to the Company’s 2007 Plan, as amended. There were no other options issued during the year ended December 31, 2009.

On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum, pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into a Guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”) (see Note 9), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the Guaranty and Loan remain in full force and effect. If the Guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, the monthly fee shall be doubled for each month thereafter until the Guaranty is removed.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved  the issuance of an option to purchase (restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to) a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively. Subject to the effectiveness of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock, on February 11, 2010, the Company issued options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees (see Note 21).

Subject to the effectiveness of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 250,000,000 shares to 3,500,000,000, on February 11, 2010, the Company issued shares of common stock and options to acquire common stock to various employees, directors and consultants, outside of the Company’s 2007 Employee, Director and Consultant Stock Plan (see Note 21).
A summary of the status of the Company’s outstanding stock options as of December 31 and changes during the years then ended is presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
	Number Of	Exercise	Number Of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	2,336,552	$1.76	243,040	$2.58
Granted	750,000	$0.30	2,109,637	$1.67
Canceled	(496,742)	$1.96	(16,125)	$2.58

Outstanding at end of year	2,589,810	$1.29	2,336,552	$1.76

Options exercisable at year-end	1,699,345	$1.84	1,915,155	$1.65

The fair value of options granted during the year was $107,000.

The following table summarizes information about outstanding stock options at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$2.58	166,754	3.5	$2.58	166,754	$2.58
$2.25	210,698	3.7	$2.25	70,233	$2.25
$1.52	1,462,358	3.6	$1.52	1,462,358	$1.52
$0.30	750,000	4.1	$0.30	-	$0.30
$0.30 to $2.58	2,589,810	3.8	$1.29	1,699,345	$1.84

The following table summarizes the activity of non-vested outstanding stock options:

			Weighted-Average
		Weighted-Average	Remaining
	Number	Fair Value at	Contractual Life
	Outstanding	Grant Date	(Years)
Non-Vested shares at December 31, 2008	421,398	$2.25	4.7
Options Granted	750,000	0.30	4.1
Options Vested	(70,233)	2.25	3.7
Options forfeited or expired	(210,699)	2.25	3.7

Non-Vested shares at December 31, 2009	890,466	$0.79	4.0

As of December 31, 2009, there was approximately $162,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 - 2.0 years.

The intrinsic value of options outstanding at December 31, 2009 is $0.

Warrants

On August 31, 2009, in consideration of Solutions 2 GO Inc. entering into an advance agreement with the Company, we issued to Solutions 2 GO Inc. a warrant to purchase 7,665,731 shares of the Company’s common stock, par value $0.001 per share. The warrants have a term of five years and an exercise price equal to $0.30.

As part of the equity raise on November 20, 2009 and on December 16, 2009, we issued warrants to purchase 610,316,000 shares of the Company’s common stock.   The warrants have a five year term and an exercise price of $0.01 per share. The warrants contain customary limitations on the amount that can be exercised. Additionally, the warrants provide that they cannot be exercised until the effectiveness of the filing of an amendment to the Company’s Certificate of Incorporation authorizing a sufficient number of shares of Common Stock to permit the exercise of the warrants (see Preferred Stock discussion above). In the event of any subdivision, combination, consolidation, reclassification or other change of Common Stock into a lesser number, a greater number or a different class of stock, the number of shares of Common Stock deliverable upon exercise of the warrants will be proportionally decreased or increased, as applicable, but the exercise price of the warrants will remain at $0.01 per share.
As of December 31, 2009, there were 623,802,072 warrants outstanding with five-year lives expiring in 2012 through 2014, of which 13,486,072 are currently exercisable.

A summary of the status of the Company’s outstanding warrants as of December 31 and changes during the years then ended is presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
	Number Of	Exercise	Number Of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	6,502,159	$0.73	1,007,405	$2.62
Granted	617,981,731	$0.01	1,994,753	$1.03
Assumed with reverse merger	-	-	4,318,182	0.01
Exercised	(681,818)	$0.01	(818,181)	0.01

Outstanding at end of year	623,802,072	$0.02	6,502,159	$0.73

Warrants exercisable at year-end	13,486,072	$0.02	6,502,159	$0.73

The following table summarizes information about outstanding warrants at December 31, 2009:

	Warrants Outstanding
		Weighted-
		Average	Weighted-
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price

$2.84	1,411,186	3.3	$2.84
$2.13	318,246	3.4	$2.13
$0.30	7,665,731	4.9	$0.30
$0.01	614,406,909	4.9	$0.01

$0.01 to $2.84	623,802,072	4.9	$0.02

NOTE 15.  GAIN ON LEGAL SETTLEMENT

On June 18, 2009, we settled a lawsuit brought by the former sellers of Zoo Publishing, resulting in a net gain on legal settlement of approximately $4.3 million. (See Note 19)

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

NOTE 16.   FIRE LOSS AND INSURANCE RECOVERY

On October 13, 2008, a third party warehouse in San Bernardino, California that we use for packing our product from Zoo Publishing and shipping finished goods to our customers was consumed by fire, destroying our entire inventory stored at that location, with an approximate cost of $3.0 million. We collected on our property insurance policy in the amount of approximately $2.1 million, which was paid directly to our inventory financing company and was recorded as a reduction of cost of goods sold.  We collected $1.2 million from our business income insurance policy and this was recorded as other income on the statement of operations in 2008.  During the 2009 period, our third party warehouse received $860,000 from their insurance company relating to losses incurred by us from the fire in October 2008.  Those proceeds were applied against other amounts due to the third party warehouse by reducing our payables and are reported as other income in the consolidated statement of operations in 2009.

NOTE 17.   INTEREST, NET
	(Amounts in Thousands)
	Year Ended December 31,
	2009	2008
Interest arising from amortization of debt discount	$2,003	$3,562
Interest on various notes	618	624
Interest on financing arrangements	354	-
Less interest income	-	(9)

Net interest – all operations	2,975	4,177

Interest relating to discontinued operations	-	(539)

Interest expense, net	$2,975	$3,638

NOTE 18.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2009 and 2008 is as follows:

	(Amounts in Thousands)
	2009	2008
Changes in other assets and liabilities:
Accounts receivable and due from factor	$(2,190)	$(516)
Inventory	1,017	(1,565)
Prepaid expenses and other current assets	(153)	645
Product development costs	939	155
Accounts payable	(2,379)	1,726
Customer advances	(742)	-
Accrued expenses and other current liabilities	(1,293)	(736)
Net changes in other assets and liabilities	$(4,801)	$(291)

Cash paid during the year for interest	$-	$56
Cash paid during the year for taxes	$23	$3

Non-cash investing and financing activities:
Conversion of convertible notes to Series B Preferred Stock	$11,884	$-
Receipt of 5,563,950 shares for partial settlement of litigation	$1,113	$-
Notes and obligations relieved for partial settlement of litigation	$3,925	$-
Acquisition of Intangible for long-term obligation	$2,600	$-
Issuance of 1,580,237 shares for partial payment of Zoo Digital	$-	$4,086
Receipt of 351,171 shares in Treasury in connection with the sale of Supervillain	$-	$527
Receipt of 1,866,205 shares in Treasury in connection with the sale of Zoo Digital	$-	$2,829
Exchange of debt for equity at original face value	$-	$5,950

NOTE 19.   LITIGATION

On February 19, 2009, Susan Kain Jurgensen, Steven Newton, Mercy Gonzalez, Bruce Kain, Wesley Kain, Raymond Pierce and Cristie Walsh filed a complaint against Zoo Publishing, Zoo Games and Zoo in the Supreme Court of the State of New York, New York County, index number 09 / 102381 alleging claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer. The complaint sought compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies. On June 18, 2009, we reached a settlement whereby we agreed to pay to the plaintiffs an aggregate of $560,000 (the “Settlement Amount”) in full satisfaction of the disputed claims, without any admission of any liability of wrongdoing as follows: (a) $300,000 on June 26, 2009; (b) $60,000 on or before the earlier of (i) the date that is 90 days from June 18, 2009 or (ii) the date the Company obtains new and available financing, including any amounts currently held in escrow that will be released from escrow after June 18, 2009, in any form and from any source, in an amount totaling at least $2,000,000; (c) $100,000 on or before December 18, 2009; and (d) $100,000 on or before June 18, 2010. To date, $460,000 of the Settlement Amount has been paid to the plaintiffs. The Zoo Publishing Notes and all other notes, employment,  agreements, loan agreements, options, warrants and other agreements  relating to the plaintiffs (except with respect to that certain Employment Agreement between Zoo Publishing and Cristie Walsh) were terminated and all outstanding obligations of the Company related to these agreements were cancelled. In addition, the plaintiffs returned to us an aggregate of 5,563,950 shares of our common stock owned by them prior to such date.

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

NOTE 20.   RELATED PARTY TRANSACTIONS

We leased office space in New York from 575 Broadway Associates, LLC, a company owned principally by one of our principal investors, from April 2007 to October 2008. We paid rent expense of $0 and $234,000 during the years ended December 31, 2009 and 2008, respectively, to this related party.

Certain Zoo Publishing employees loaned us an aggregate of up to $765,000 in 2008 on a short-term basis. The Company accrued interest at 4% per annum and all amounts were cancelled as part of the Settlement Agreement (see Note 15).

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

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $0.40 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date. The options shall be issued at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option. In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010.  In addition, the amended Fee Letters provides that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved an increase in the issuance of an option to purchase (restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to) a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively.    Subject to the effectiveness of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock, on February 11, 2010, the Company issued options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees (see Note 21).

NOTE 21.   SUBSEQUENT EVENTS

Subject to the effectiveness (the “Effective Date”) of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 250,000,000 shares to 3,500,000,000 shares, on February 11, 2010, the Company issued an aggregate of 168,662,400 shares of restricted common stock and options to purchase 351,387,000 shares of common stock at an exercise price of $0.0041 per share to various employees, directors and consultants, outside of the Company’s 2007 Employee, Director and Consultant Stock Plan.  The Company also issued options to purchase 202,581,600 shares of common stock to each of Mark Seremet, a director, Chief Executive Officer and President of the Company, and David Rosenbaum, President of Zoo Publishing, Inc., in consideration for their continued personal guarantees of the payment and performance by the Company of certain obligations in connection with previously entered into financing arrangements, pursuant to Fee Letters entered into between the Company and each of Messrs. Seremet and Rosenbaum, dated as of May 12,2009,  as amended on August 31, 2009 and November 20, 2009. The options have an exercise price of $0.0025 per share and vest as follows:  commencing as of the Effective Date, 72% vest immediately, 14% on May 12, 2010 and 14% vest on May 12, 2011.

On January 13, 2010, our Board of Directors and stockholders holding approximately 66.7% of our outstanding voting capital stock approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 3,500,000,000 shares (the “Charter Amendment”). The consents we received constituted the only stockholder approval required for the Charter Amendment under the Delaware General Corporation Law (the “DGCL”) and our existing Certificate of Incorporation and Bylaws. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended, stockholder approval of this amendment will become effective on or after such date that is approximately 20 calendar days following the date we first mailed the definitive Information Statement Pursuant to Section 14(c) (the “Information Statement”) to our stockholders.  The Information Statement was first sent to our stockholders on February 16, 2010. On March 10, 2010, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware.  The Charter Amendment increased the Company’s authorized shares of common stock, par value $0.001 per share, from 250,000,000 shares to 3,500,000,000 shares.

Upon the filing of the Charter Amendment on March 10, 2010, both Series A Preferred Stock and Series B Preferred Stock automatically converted to common shares of the Company at a rate of 1:1,000.

NOTE 22.   RESTATEMENT OF SEPTEMBER 30, 2009 FINANCIAL STATEMENTS

The Company incurred a triggering event as of September 30, 2009 based on the equity infusion of approximately $4.0 million for 50% ownership in the Company and the conversion of the existing convertible debt during the fourth quarter of 2009.  For the September 30, 2009 financial statements, the Company estimated impairment of goodwill at $14.7 million and impairment of other intangible assets at $7.3 million for a total impairment charge of $22.0 million.  After the Company performed a formal impairment analysis, we concluded that the resulting impairment of goodwill is $14.7 million and there should be no impairment of other intangible assets.  Therefore, the Company has restated its September 30, 2009 financial statements to reflect this reduction in impairment of other intangible assets of approximately $7.3 million.

In addition, the Company erroneously reported the $2.0 million proceeds from a loan for a customer advance in other changes in assets and liabilities, net in the operating activities section of the statement of cash flows for the nine months ended September 30, 2009.  Accordingly, it should be included in the financing activities section of the statement of cash flows and has been restated accordingly.

The effects of our restatement on previously reported unaudited consolidated financial statements as of September 30, 2009 are summarized as follows:

The effects on the Consolidated Balance Sheet as of September 30, 2009 (in thousands):

	(as previously reported)	(restated)
Selected Balance Sheet Data:
Intangible assets, net	$8,914	$16,210
Total assets	25,713	33,009
Accumulated deficit	(55,967)	(48,671)
Total stockholders’ equity (deficiency)	(7,125)	171

The following table reflects the impact of the restatements on the Consolidated Statements of Operations (in thousands except per share amounts):

Three Months Ended September 30, 2009

	(as previously reported)	(restated)
Selected Statement of Operations Data:
Impairment of goodwill and other intangible assets (as restated, goodwill only)	$22,000	$14,704
Total operating expenses	24,802	17,506
Loss from operations	(22,881)	(15,585)
Loss from continuing operations	(22,391)	(15,095)
Net loss	(22,626)	(15,330)
Net loss per share – basic and diluted	(0.72)	(0.49)

Nine Months Ended September 30, 2009

	(as previously reported)	(restated)
Selected Statement of Operations Data:
Impairment of goodwill and other intangible assets (as restated, goodwill only)	$22,000	$14,704
Total operating expenses	30,826	23,530
Loss from operations	(26,577)	(19,281)
Loss from continuing operations	(23,792)	(16,496)
Net loss	(24,027)	(16,731)
Net loss per share – basic and diluted	(0.70)	(0.49)

The following table reflects the impact of the restatements on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 (in thousands):

	(as previously reported)	(restated)
Selected Cash Flow Data:
Net loss	$(24,027)	$(16,731)
Loss from continuing operations	(23,792)	(16,496)
Impairment of goodwill and other intangible assets (as restated, goodwill only)	22,000	14,704
Other changes in assets and liabilities, net	(412)	(2,412)
Net cash used in continuing operations	(2,723)	(4,723)
Proceeds from Solutions 2 Go note for customer advance	-	2,000
Net cash provided by financing activities	2,661	4,661