Form 10-Q
period 2010-03-31
Zoo Entertainment, Inc
filed 2010-05-17
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________
Commission file number 333-124829

ZOO ENTERTAINMENT, INC.
(Exact name of Registrant as Specified in Its Charter)
Delaware	71-1033391
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

3805 Edwards Road, Suite 400 Cincinnati, OH	45209
(Address of Principal Executive Offices)	(Zip Code)

(513) 824-8297
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
Yes  ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

As of May 14, 2010, there were 4,643,744 shares of the Registrant’s common stock, par value $0.001 per share, issued and 4,630,741 shares outstanding, as adjusted for the one-for-600 reverse stock split of the Registrant’s common stock effectuated on May 10, 2010.

ZOO ENTERTAINMENT, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets

Cash	$838	$2,664
Accounts receivable and due from factor, net of allowances for returns and discounts of $803 and $835	4,948	4,022
Inventory	3,284	2,103
Prepaid expenses and other current assets	1,643	2,409
Product development costs, net	5,512	4,399
Deferred tax assets	564	578
Total Current Assets	16,789	16,175

Fixed assets, net	196	141
Intangible assets, net	15,257	15,733
Total Assets	$32,242	$32,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,390	$3,330
Financing arrangements	3,019	1,659
Customer advances	1,099	3,086
Accrued expenses and other current liabilities	2,407	2,333
Notes payable, current portion	120	120
Total Current Liabilities	10,035	10,528

Notes payable, non-current portion	180	180
Deferred tax liabilities	3,283	3,461
Other long-term liabilities	2,695	2,770

Total Liabilities	16,193	16,939

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001, 5,000,000 authorized
Series A, 0 issued and outstanding at March 31, 2010, 1,389,684 issued and outstanding at December 31, 2009	-	1
Series B, 0 issued and outstanding at March 31, 2010 1,188,439 issued and outstanding at December 31, 2009	-	1
Common Stock, par value $0.001, 3,500,000,000 authorized, 4,643,744 issued and 4,630,741 outstanding at March 31, 2010 and 250,000,000 authorized, 65,711 issued and 52,708 outstanding at December 31, 2009	5	-
Additional paid-in-capital	65,360	64,714
Accumulated deficit	(44,847)	(45,137)
Treasury Stock, at cost, 13,003 at March 31, 2010 and December 31, 2009	(4,469)	(4,469)
Total Stockholders' Equity	16,049	15,110
Total Liabilities and Stockholders' Equity	$32,242	$32,049

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(in thousands except share and per share amounts)

	Three Months Ended March 31,
	2010	2009

Revenue	$17,132	$13,884

Cost of goods sold	13,515	11,483

Gross profit	3,617	2,401

Operating expenses:

General and administrative (includes stock-based compensation of $246 and $22)	1,605	1,394
Selling and marketing	836	863
Research and development	-	80
Depreciation and amortization	500	434

Total operating expenses	2,941	2,771

Income (loss) from operations	676	(370)

Interest expense, net	253	1,033

Income (loss) from operations before income tax expense	423	(1,403)

Income tax expense	133	-

Net income (loss)	$290	$(1,403)

Earnings (loss) per common share - basic and diluted:

Earnings (loss) per common share - basic	$0.26	$(22.01)

Earnings (loss) per common share - diluted	$0.10	$(22.01)

Weighted average common shares outstanding - basic	1,098,947	63,740

Weighted average common shares outstanding - diluted	2,873,225	63,740

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flow
For the Three Months Ended March 31, 2010 and 2009
(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:

Net income (loss)	$290	$(1,403)
Adjustments to reconcile net income (loss) from operations to net cash (used in) provided by operating activities:
Depreciation and amortization	500	434
Amortization of deferred debt discount	-	858
Deferred income taxes	(164)	-
Stock-based compensation	246	22
Other changes in assets and liabilities, net	(3,979)	559

Net cash (used in) provided by operating activities	(3,107)	470

Investing activities:

Purchases of fixed assets	(79)	(2)

Net cash used in investing activities	(79)	(2)

Financing activities:

Net borrowings (repayments) in connection with financing facilities	1,360	(849)

Net cash provided by (used in) financing activities	1,360	(849)

Net decrease in cash	(1,826)	(381)

Cash at beginning of period	2,664	849

Cash at end of period	$838	$468

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 2010
(in thousands)

	Preferred Stock
	Series A		Series B		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Total

Balance at January 1, 2010	1,390	$1	1,188	$1	66	$-	$64,714	$(45,137)	13	$(4,469)	$15,110

Conversion of Series A Preferred Stock to Common Stock	(1,390)	(1)			2,316	2	(1)				-
Conversion of Series B Preferred Stock to Common Stock			(1,188)	(1)	1,981	2	(1)				-
Common Stock issued to directors					281	1	110				111
Issuance of management options accrued for in 2009 as a liability							403				403
Stock-based compensation 2010						-	135				135
Net income								290			290

Balance at March 31, 2010	-	$-	-	$-	4,644	$5	$65,360	$(44,847)	13	$(4,469)	$16,049

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. And Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1.   DESCRIPTION OF ORGANIZATION

Zoo Entertainment, Inc., (“Zoo” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc. On December 20, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001, per share.  In August 2009, the Company increased its authorized shares of common stock to 250,000,000, par value $0.001 per share. On November 20, 2009, as a result of the Company consummating an approximately $4.2 million equity raise, the Company issued Series A Convertible Preferred Stock (“Series A Preferred Stock”) and warrants.  Concurrently, as a result of the aforementioned preferred equity raise, the Company’s noteholders converted approximately $11.8 million of existing debt and related accrued interest into Series B Convertible Preferred Stock (“Series B Preferred Stock”).  On December 16, 2009, as a result of the Company consummating an additional preferred equity raise of $776,000, the Company issued to investors Series A Preferred Stock.  On March 10, 2010, the Company increased its authorized shares of common stock to 3,500,000,000.  As a result, all of the outstanding shares of Series A Preferred Stock and the Series B Preferred Stock converted into shares of common stock of the Company on March 10, 2010.   The Company was engaged in acquiring and exploring mineral properties until September 30, 2007 when this activity was abandoned. The Company had been inactive until July 7, 2008 when the Company entered into an Agreement and Plan of Merger, as subsequently amended on September 12, 2008, with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Zoo Games, Inc., a Delaware corporation (“Zoo Games”) (formerly known as Green Screen Interactive Software, Inc.) and a stockholder representative, pursuant to which Merger Sub merged with and into Zoo Games, with Zoo Games surviving the merger and becoming a wholly-owned subsidiary of the Company (the “Merger”).  In connection with the Merger, the outstanding shares of common stock of Zoo Games were exchanged for shares of common stock of the Company. On December 3, 2008, Driftwood Ventures, Inc. changed its name to Zoo Entertainment, Inc.

Zoo Games is a developer, publisher and distributor of interactive entertainment software for use on all major platforms including Nintendo’s Wii and DS, Sony’s PlayStation Portable (“PSP”), PlayStation 2 (“PS2”)  and PlayStation 3 (“PS3”), Microsoft’s Xbox 360, and personal computers (“PCs”). Zoo Games sells primarily to major retail chains and video game distributors. Zoo Games began business in March 2007 and, on December 18, 2007, acquired all of the outstanding capital stock of Destination Software, Inc., which was later renamed Zoo Publishing, Inc.  (“Zoo Publishing”).

Zoo Games was treated as the acquirer for accounting purposes in this reverse merger, and the financial statements of the Company for all periods presented represent the historical activity of Zoo Games and include the activity of Zoo beginning on September 12, 2008, the effective date of the reverse merger.

On May 10, 2010, the Company effectuated a one-for-600 reverse stock split of its outstanding common stock, par value $0.001 per share, pursuant to previously obtained stockholder authorization. As a result of the reverse stock split, every 600 shares of the Company's common stock was combined into one share of common stock. All common stock equity transactions have been adjusted to reflect the reverse stock split for all periods presented.

The Company operates in one segment in the United States and focuses on developing, publishing and distributing interactive entertainment software under the Zoo brand both in North American and international markets.

Unless the context otherwise indicates, the use of the terms “we,” “our” or “us” refer to the Company and its operating subsidiaries, Zoo Games and Zoo Publishing.

NOTE 2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statement rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements.  The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements of the Company together with the Company’s management discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company’s results for the three months ended March 31, 2010 might not be indicative of the results for the full year or any future period.

The condensed consolidated financial statements of the Company include the accounts of Zoo Games and its wholly-owned subsidiaries, Zoo Publishing and Zoo Entertainment Europe Ltd.  All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates affecting the condensed consolidated financial statements that are particularly significant include the recoverability of product development costs, adequacy of allowances for returns, price concessions and doubtful accounts, lives and realization of intangibles, valuation of equity instruments and the valuation of inventories. Actual amounts could differ from these estimates.

Concentration of Credit Risk

We maintain cash balances at what we believe are several high quality financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed FDIC insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. In October 2008, we entered into an agreement with Atari, Inc. where sales from October 24, 2008 through March 31, 2009 for all customers that Atari deemed acceptable would be through Atari, and Atari would prepay us for the cost of goods and they would bear the credit risk from the ultimate customer. This agreement was subsequently amended to include sales to certain customers through March 31, 2010. As of March 31, 2010, the receivable due from Atari was approximately $2.0 million, before allowances, which is included in accounts receivable in the condensed consolidated balance sheet. Our five largest ultimate customers accounted for approximately 87% (of which the following customers constituted balances greater than 10%: customer A-35%, customer B-24% and customer C-10%) and 85% (of which the following customers constituted balances greater than 10%: customer A-14%, customer C-20%, customer D-27% and customer E-15%) of net revenue for the three months ended March 31, 2010 and 2009, respectively. These five largest customers accounted for 53% of our gross accounts receivable as of March 31, 2010. We believe that the receivable balances from Atari and our customers do not represent a significant credit risk based on past collection experience. During the three months ended March 31, 2010 and 2009, we sold approximately $4.2 million and $0, respectively, of receivables to our factor with recourse.  The factored receivables were approximately $2.8 million and $1.4 million of our gross accounts receivable and due from factor, net as of March 31, 2010 and December 31, 2009, respectively. We regularly review our outstanding receivables for potential bad debts and have had no history of significant write-offs due to bad debts.

Inventory

Inventory is stated at the lower of actual cost or market. We periodically evaluate the carrying value of our inventory and make adjustments as necessary. Estimated product returns are included in the inventory balances and also recorded at the lower of actual cost or market.

Product Development Costs

We utilize third party product developers to develop the titles we publish.

We frequently enter into agreements with third party developers that require us to make advance payments for game design and enhancements. In exchange for our advance payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights for that game. We typically enter into these agreements after we have completed the design documentation for our products. We contract with third party developers that have proven technology and the experience and ability to build the designed video game. As a result, technological feasibility is determined to have been achieved at the time in which we enter the agreement and we therefore capitalize such advance payments as prepaid product development costs.  On a product by product basis, we reduce prepaid product development costs and record amortization using the proportion of current year unit sales and revenues to the total unit sales and revenues expected to be recorded over the life of the title.

At each balance sheet date, or earlier if an indicator of impairment exists, we evaluate the recoverability of capitalized prepaid product development costs, advance development payments and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis, and charge any amounts that are deemed unrecoverable to cost of goods sold if the product has already been released. If the product development process is discontinued prior to completion, any prepaid unrecoverable advances are charged to research and development expense. We use various measures to estimate future revenues for our product titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASC”) Topic 808-10-15, “Accounting for Collaborative Arrangements” (“ASC 808-10-15”), which defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  Effective January 1, 2009, the Company adopted the provisions of ASC 808-10-15.  The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. Our arrangements with third party developers are not considered collaborative arrangements because the third party developers do not have significant active participation in the design and development of the video games, nor are they exposed to significant risks and rewards as their compensation is fixed and not contingent upon the revenue that the Company will generate from sales of our product.  If we enter into any future arrangements with product developers that are considered collaborative arrangements, we will account for them accordingly.

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

Impairment of Long-Lived Assets, Including Definite Life Intangible Assets

We review all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including assets to be disposed of by sale, whether previously held and used or newly acquired. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows at our incremental borrowing rate or fair value, if available.  The Company determined that no impairment for definite lived intangible assets was identified in the three months ended March 31, 2010 or 2009.

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

Equity-Based Compensation

We issued restricted common stock and options to purchase shares of common stock of the Company to certain members of management and employees during the three months ended March 31, 2010 and 2009.  Stock option grants vest over periods ranging from immediate to four years and expire within ten years of issuance.  Stock options that vest in accordance with service conditions amortize over the applicable vesting period using the straight-line method.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.  This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and estimated exercise behavior.  We used the current market price to determine the fair value of the stock price for the grant made during the period ended March 31, 2009, and used the price of our equity raise in the fourth quarter of 2009 to determine the fair value of the stock price for the grant made during the period ended March 31, 2010.  The following table summarizes the assumptions and variables used by us to compute the weighted average fair value of stock option grants:

	Three Months
	Ended March 31,
	2010	2009
Risk-free interest rate	3.00%	1.36%
Expected stock price volatility	60.0%	70.0%
Expected term until exercise (years)	5	5
Expected dividend yield	None	None

For the three months ended March 31, 2010 and 2009, we estimated the implied volatility for publicly traded options on our common shares as the expected volatility assumption required in the Black-Scholes option-pricing model. The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and our assessment that implied volatility is more representative of future stock price trends than historical volatility.

The fair value of the restricted common stock grants in 2010 was determined based on the price of our equity raise in the fourth quarter of 2009 and, where appropriate, a marketability discount.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period.  An unvested restricted stock grant totaling 191,087 shares as of March 31, 2010 is excluded from the basic earnings (loss) per share.   Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period. For the period ended March 31, 2010, 2,914 warrants and 4,321 options were anti-dilutive because their exercise price exceeded the average stock price over the period. Therefore, they are excluded from the diluted EPS calculation.  For the period ended March 31, 2009, the inclusion of the 10,837 warrants and 5,144 options outstanding as of March 31, 2009 were anti-dilutive because we had net losses from the period. Therefore, the dilutive net loss per share is the same as the basic net loss per share.

Income Taxes

We recognize deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established when we determine that it is more likely than not that such deferred tax assets will not be realized.

Fair Value Measurement

In accordance with “Fair Value Measurements and Disclosures,” Topic 820 of the FASB (“Topic 820”), ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 – Unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•
Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 – Unobservable inputs that reflect assumptions about what market participants would use in pricing assets or liabilities based on the best information available.

As of March 31, 2010 and December 31, 2009, the carrying value of cash, accounts receivable and due from factor, inventory, prepaid expenses, accounts payable, accrued expenses, due to factor, and advances from customers were reasonable estimates of the fair values because of their short-term maturity.

NOTE 3.   INVENTORY

Inventory consisted of:
	(Amounts in Thousands)
	March 31, 2010	December 31, 2009
Finished products	$2,771	$1,247
Parts and supplies	513	856
Totals	$3,284	$2,103

Estimated product returns included in inventory at March 31, 2010 and December 31, 2009 were $189,000 and $261,000, respectively.

NOTE 4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	March 31, 2010	December 31, 2009
Vendor advances for inventory	$190	$1,545
Prepaid royalties	820	474
Other prepaid expenses	633	390
Totals	$1,643	$2,409

NOTE 5.   PRODUCT DEVELOPMENT COSTS

Our capitalized product development costs for the three months ended March 31, 2010 were as follows (amounts in thousands):

Product development costs, net - December 31, 2009	$4,399
New product development costs incurred	2,072
Amortization of product development costs	(959)

Product development costs, net – March 31, 2010	$5,512

NOTE 6.   INTANGIBLE ASSETS, NET

The following table sets forth the components of the intangible assets subject to amortization:

	Estimated		(Amounts in Thousands)
	Useful	Gross	March 31, 2010		December 31, 2009
	Lives	Carrying	Accumulated	Net Book	Net Book
	(Years)	Amount	Amortization	Value	Value
Content	10	$14,965	$2,991	$11,974	$12,345
Trademarks	10	1,510	346	1,164	1,201
Customer relationships	10	2,749	630	2,119	2,187
Totals		$19,224	$3,967	$15,257	$15,733

Amortization expense related to intangible assets was $476,000 and $412,000 for the three months ended March 31, 2010 and 2009, respectively.

The following table presents the estimated amortization of intangible assets, based on our present intangible assets, for the next five years as follows:

Year Ending December 31,	(Amounts in Thousands)
Balance of 2010	$1,446
2011	1,922
2012	1,922
2013	1,922
2014	1,922
Thereafter	6,123
Total	$15,257

NOTE 7.   CREDIT AND FINANCING ARRANGEMENTS, ATARI AGREEMENT AND OTHER CUSTOMER ADVANCES

In connection with the Zoo Publishing acquisition, the Company entered into the following credit and finance arrangements:

Purchase Order Financing

Zoo Publishing utilizes purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacturing of video game products. Under the terms of our agreement (the “Assignment Agreement”), we will assign purchase orders received from customers to Wells Fargo, and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which may accept or decline the assignment of specific purchase orders, will retain us to manufacture, process and ship ordered goods, and will pay us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods.  Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo will re-assign the applicable purchase order to us.  We will pay to Wells Fargo a commitment fee in the aggregate amount of $337,500 on the earlier of the twelve month anniversary of the date of the Assignment Agreement or the date of termination of the Assignment Agreement.  Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000.  The Assignment Agreement is for an initial term of twelve months, and shall continue thereafter for successive twelve month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement is renewed for one or more twelve month terms, for each such twelve month term, we will pay to Wells Fargo a commitment fee in the sum of $337,500, paid on the earlier of the twelve month anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

The amounts outstanding as of March 31, 2010 and December 31, 2009 were approximately $1.1 million and $759,000, respectively. The interest rate is prime plus 4.0% on outstanding advances. As of March 31, 2010 and December 31, 2009, the effective interest rate was 7.25%.  The charges and interest expense on the advances are included in the cost of goods sold in the accompanying condensed consolidated statement of operations and were $203,000 and $40,000 for the three months ended March 31, 2010 and 2009, respectively.

On April 6, 2010, Zoo Publishing, the Company and Wells Fargo entered into an amendment to the existing agreement.   Pursuant to the amendment, the parties agreed to, among other things: (i) increase the amount of funding available pursuant to the facility to $10,000,000; (ii) reduce the set-up funding fee to 2% and increase the total commitment fee to $407,000 for the next twelve months and to $400,000 for the following twelve months if the agreement is renewed for an additional year; (iii) reduce the interest rate to prime plus 2% on outstanding advances and (ii) extend its term until April 5, 2011, subject to automatic renewal for successive twelve month terms unless either party terminates the agreement with written notice 30 days prior to the end of the initial term or any renewal term. In consideration for the extension, the Company paid to Wells Fargo an aggregate fee of $32,000.

Receivable Financing

Zoo Publishing uses a factor to approve credit and to collect the proceeds from a portion of its sales. In August 2008, Zoo Publishing entered into a factoring agreement with Working Capital Solutions, Inc. (“WCS”), which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. We entered into a new factoring agreement with WCS on September 29, 2009 (the “Factoring Agreement”).  Under the terms of the Factoring Agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 25% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open. Since the factor acquires the receivables with recourse, we record the gross receivables including amounts due from our customers to the factor and we record a liability to the factor for funds advanced to us from the factor. During the three months ended March 31, 2010 and 2009, we sold approximately $4.2 million and $0, respectively, of receivables to the factor with recourse.  At March 31, 2010 and December 31, 2009, accounts receivable and due from factor included approximately $2.8 million and approximately $1.4 million of amounts due from our customers to the factor.  The factor had an advance outstanding to the Company of approximately $1.9 million and $900,000 as of March 31, 2010 and December 31, 2009, respectively which is included in financing arrangements in the current liability section of the respective condensed consolidated balance sheets.  In connection with the factoring facility, on September 29, 2009, Mark Seremet, President, Chief Executive Officer and a director of the Company and Zoo Games, and David Rosenbaum, the President of Operations of Zoo Publishing, entered into a Guaranty with WCS, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Factoring Agreement.

On April 1, 2010, Zoo Publishing, Zoo Games and the Company entered into a First Amendment to Factoring and Security Agreement (the “WCS Amendment”) with WCS.  Pursuant to the WCS Amendment, the parties amended the Factoring Agreement to, among other things: (i) increase the maximum amount of funds available pursuant to the facility to $5,250,000;  and (ii) extend its term to a period initially ending on April 1, 2012, subject to automatic renewal for successive one year periods unless Zoo Publishing terminates the Factoring Agreement with written notice 90 days prior to the next anniversary of the date of the Factoring Agreement, or  unless  Zoo Publishing terminates the Factoring Agreement on a date other than an anniversary date with 30 days prior written notice.

Atari Agreement

As a result of a fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari will resell the products to wholesalers and retailers that are acceptable to Atari in North America. The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until March 31, 2010. This agreement provided for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product. Atari’s fees approximate 10% of our standard selling price and they have been recorded as a reduction in revenue. During the three months ended March 31, 2010 and 2009, we recorded approximately $8.6 million and $15.7 million, respectively, of net sales to Atari.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2010.  As of March 31, 2010 and December 31, 2009, Atari had prepaid the Company $0 and approximately $1.5 million, respectively, for goods not yet shipped which is recorded as customer advances in current liabilities. Also, as of March 31, 2010 and December 31, 2009, Atari owed the Company approximately $2.0 million and approximately $1.8 million, respectively, before allowances, for goods already shipped which are recorded in accounts receivable and due from factor.

Other Customer Advance – Solutions 2 Go, Inc.

On August 31, 2009, Zoo Publishing entered into an exclusive distribution agreement with Solutions 2 Go Inc., a Canadian corporation (“S2G Inc.”) and an Exclusive Distribution Agreement with Solutions 2 Go, LLC, a California limited liability company (“S2G LLC,” and together with S2G Inc., “S2G”), pursuant to which Zoo Publishing granted to S2G the exclusive rights to market, sell and distribute certain video games, related software and products, with respect to which Zoo Publishing owns rights, in the territories specified therein.  In connection with these distribution agreements, on August 31, 2009, the Company entered into an Advance Agreement (the “Advance Agreement”) with S2G, pursuant to which S2G made a payment to the Company in the amount of $1,999,999, in advance of S2G’s purchases of certain products pursuant to these distribution agreements. From August 31, 2009 until recoupment of the advance in full, interest on the outstanding amount shall accrue at the rate of ten percent (10%) per annum. Interest expense of $30,000 is recorded for the three months ended March 31, 2010.  The amount of any unrecouped advance outstanding shall be repaid in its entirety to S2G no later than September 15, 2010. The advance shall be recouped, in whole or in part, from sales generated by S2G of products purchased by S2G under the distribution agreements. A percentage of the gross margin on the S2G sales shall be applied to  recoupment of the advance until the earlier of (i) the date on which the amount of the unrecouped advance has been reduced to zero or (ii) September 15, 2010, on which any unrecouped advance shall be repaid. As of March 31, 2010 and December 31, 2009, the balance remaining on the advance was approximately $1.1 million and $1.4 million, respectively, and  is included in customer advances in the current liabilities section of the condensed consolidated balance sheets.

Notwithstanding the foregoing, if, at any time prior to the recoupment of the advance in full, the Company receives proceeds in connection with any sale of securities, or otherwise raises additional capital, exceeding an aggregate of $5.0 million, other than under a defined anticipated qualified financing, the entire unrecouped advance under the advance agreement shall at once become due and payable in full as of the funding date of the additional capital transaction without written notice of acceleration to the Company.  Additional capital transaction shall include, but not be limited to, the sale or issuance of any security by the Company, or any subsidiary of the Company, of any kind or character whatsoever, where “security” is given its broadest meaning including stock, warrants, options, convertible notes, and similar instruments of all types.

In consideration of S2G entering into the Advance Agreement, the Company agreed to issue to S2G Inc. a warrant to purchase 12,777 shares of the Company’s common stock (or such other number of shares of common stock that on the warrant grant date (as defined below), represents 6% of the Company’s modified fully-diluted shares, computed as if all outstanding convertible stock, warrants and stock options that are, directly or indirectly, convertible into common stock at a price of $450 or less, have been so converted), upon the occurrence of an anticipated qualified financing, which means (i) the consummation of the sale of shares of common stock by the Company which results in aggregate gross proceeds to the Company of at least $4,000,000 and (ii) the conversion of the Company’s senior secured convertible notes (“Zoo Entertainment Notes”), in the aggregate original principal amount of $11,150,000, into shares of common stock.  The warrant will have a term of five years and an exercise price equal to $180.  The warrant to acquire 12,777 shares was issued on August 31, 2009.  The warrant was valued at $400,000 using the Black-Scholes model and this cost will be amortized over twelve months through interest expense.  For the three months ended March 31, 2010, $100,000 of additional interest expense was recorded in the condensed consolidated statement of operations for this advance.

The advance is guaranteed by Messrs. Seremet and Rosenbaum and another employee.  Messrs. Seremet and Rosenbaum did not receive any additional compensation for this guarantee.  The employee who guaranteed the advance was granted 834 shares of common stock.  The value of the shares issued was computed at $100,000 using the bid-ask spread of the Company’s stock price and is recorded in the general and administrative expenses in the year ended December 31, 2009.

NOTE 8.   INCOME TAXES

The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes.

The components of income tax expense for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Current:
Federal	$271	$—
State	26	77
Total Current	297	77

Deferred:
Federal	(149)	-
State	(15)	(77)
Total Deferred	(164)	(77)

Total	$133	$-

We paid $38,000 and $0 to various state jurisdictions for income taxes during the three months ended March 31, 2010 and 2009, respectively.

The reconciliations of income tax expense computed at the U.S. statutory tax rates to income tax expense for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Tax at U.S. federal income tax rates	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	(1.8)	(12.1)
Change in valuation allowance	-	34.4
Nondeductible expenses and other	4.4	11.7

	(31.4)%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term
Deferred tax assets:
Net operating loss carriedforwards	$-	$654	$-	$719
Capital loss carryforwards		431		431
Allowance for returns and discounts	299	-	315	-
Bonus and other accruals	320	-	363	-
Non-qualified options	-	658	-	569
Alternative minimum tax credit carryforward	135	-	135	-
Gross deferred tax assets	754	1,743	813	1,719
Valuation allowance	(130)	(301)	(138)	(293)
Net deferred tax assets	624	1,442	675	1,426

Deferred tax liabilities:
Property and equipment	-	(16)	-	(17)
Inventory	(60)	-	(97)	-
Intangibles	-	(4,709)	-	(4,870)
Total deferred tax liabilities	(60)	(4,725)	(97)	(4,887)
Net deferred tax asset (liability)	$564	$(3,283)	$578	$(3,461)

As of March 31, 2010, the Company had approximately $1.2 million of available capital loss carryforwards which expire in 2013.  A valuation allowance of approximately $431,000 was recognized to offset the deferred tax assets related to these carryforwards.  The Company currently does not have any capital gains to utilize against this capital loss.  If realized, the tax benefit of this item will be applied to reduce future capital gains of the Company.

As of March 31, 2010, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $1.5 million.  As a result of statutory limitations, the company will only be able to utilize approximately $160,000 of NOL and capital loss carryforwards per year.  The federal NOL will begin to expire in 2028.  The Company has state NOL carryforwards of approximately $3.0 million which will be available to offset taxable state income during the carryforward period. The state NOL will also begin to expire in 2028.  The tax benefit of this item is reflected in the above table of deferred tax assets and liabilities.

NOTE 9.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION ARRANGEMENTS

The Company has authorized 3,500,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001 as of March 31, 2010.  All references to common stock reflect the one-for-600 reverse stock split of  the Company’s common stock, par value $0.001 per share, that became effective on May 10, 2010, and all historical information has been restated to reflect the reverse stock split.

Common Stock

As of March 31, 2010, there were 4,643,744 shares of common stock issued and 4,630,741 shares of common stock outstanding.

On February 11, 2010, the Board of Directors approved the issuance of 281,104 shares of restricted common stock to various members of the board.  The fair value of the restricted common stock grants was determined to be $397,000, based on the price of our equity raise in the fourth quarter of 2009and a marketability discount.  The stock-based compensation expense recorded in the three months ended March 31, 2010 is $111,000 and $286,000 will be expensed throughout the remaining vesting period of the restricted common stock grants until February 2013.

 On January 13, 2010, a certificate of amendment to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) to increase the Company’s authorized shares of common stock, par value $0.001 per share, from 250,000,000 shares to 3,500,000,000 shares was approved by the Company’s Board of Directors and by the Company’s stockholders holding a majority of the Company’s issued and outstanding shares of common stock..  On March 10, 2010, the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware .

In conjunction with the increase in authorized shares, 1,389,684 shares of Series A Preferred Stock automatically converted into 2,316,140 shares of common stock and 1,188,439 shares of Series B Preferred Stock automatically converted into 1,980,732 shares of common stock.  See below for descriptions and features of the Series A Preferred Stock and Series B Preferred Stock.

The following table summarizes the activity of non-vested outstanding restricted stock:

Number
Outstanding
Non-Vested shares at December 31, 2009	-
Shares granted	281,104
Shares vested	(90,017)

Non-Vested shares at March 31, 2010	191,087

Preferred Stock

As of March 31, 2010, there were no shares of Series A Preferred Stock or Series B Preferred Stock issued or outstanding.  As of December 31, 2009, there were 1,389,684 shares of Series A Preferred Stock and 1,188,439 shares of Series B Preferred Stock issued and outstanding.  The Series A Preferred Stock and Series B Preferred Stock automatically converted to common shares of the Company at a rate of 1:1.667 on March 10, 2010 when there was a sufficient number of common shares authorized.

Preferred stock was issued in lieu of common stock in connection with the November and December 2009 equity raises because the Company did not have a sufficient number of shares of common stock authorized.  On November 20, 2009, the Company determined that it had the requisite number of votes of its holders of common stock and preferred stock in order to effect an increase in its authorized shares of common stock as soon as practicable to allow for all the then outstanding preferred stock to automatically convert to common stock immediately upon the effectiveness of an amendment to the Company's Certificate of Incorporation authorizing an increase in its authorized shares of common stock. On January 13, 2010, our Board of Directors and stockholders holding approximately 66.7% of our outstanding voting capital stock approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 3,500,000,000 shares (the “Charter Amendment”). The consents we received constituted the only stockholder approval required for the Charter Amendment under the Delaware General Corporation Law (the “DGCL”) and our existing Certificate of Incorporation and Bylaws. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended, this amendment was not effected until a date that was at least 20 calendar days following the date we first mailed the definitive Information Statement to our stockholders pursuant to Section 14(c) regarding the stockholder approval by written consent of such amendment (the “Information Statement”).  The Information Statement was first sent to our stockholders on February 16, 2010. On March 10, 2010, the Company increased the Company’s authorized shares of common stock,  from 250,000,000 shares to 3,500,000,000 shares.

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

On November 20, 2009, the Company entered into Amendment No. 6 to Senior Secured Convertible Note with the requisite holders of the Company’s outstanding senior secured convertible notes issued in the aggregate principal amount of $11,150,000.  The amendment provided that, among other things, the outstanding principal balance and all accrued and unpaid interest of $734,000 under the notes shall convert into shares of the Company’s Series B Preferred Stock upon the consummation of an investor sale that results in aggregate gross proceeds to the Company of at least $4,000,000, at a rate of one (1) share of Series B Preferred Stock for each $10.00 of value of the note.   Moreover, the amendment provided that the notes shall no longer be deemed to be outstanding and all rights with respect to the notes shall immediately cease and terminate upon the conversion, except for the right of each holder to receive the shares to which it is entitled as a result of such conversion.  The Company issued 1,188,439 shares of Series B Preferred Stock on November 20, 2009 as a result of the conversion of the above notes.

Options

As of December 31, 2008, the Company’s 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”) allowed for an aggregate of 1,667 shares of common stock with respect to which stock rights may be granted with no more than 417 shares of common stock with respect to which stock rights may be granted to any participant in any fiscal year. As of December 31, 2008, an aggregate of 1,625 shares of restricted common stock of the Company were outstanding under the Company’s 2007 Plan, and 42 shares of common stock were reserved for future issuance under this plan.

On January 14, 2009, the Company’s Board of Directors approved and adopted an amendment to the 2007 Plan, which increased the number of shares of common stock that may be issued under this plan from 1,667 shares to 6,667 shares, and increased the maximum number of shares of common stock with respect to which stock rights may be granted to any participant in any fiscal year from 417 shares to 1,250 shares. All other terms of this plan remain in full force and effect.

On January 14, 2009, the Company granted Mr. Seremet an option to purchase 1,250 shares of the Company’s common stock at an exercise price of $180 per share, pursuant to the Company’s 2007 Plan. There were no other options granted during the year ended December 31, 2009.   As of December 31, 2009, 3,792 shares of common stock remained available for future issuance under the Company’s 2007 Employee, Director and Consultant Stock Plan.

On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum, pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into a guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the guaranty and Loan remain in full force and effect. If the guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, the monthly fee shall be doubled for each month thereafter until the guaranty is removed.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved the issuance of an option to purchase restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively. Subject to the effectiveness of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock and the one-for-600 reverse stock split, on February 11, 2010, the Company issued 337,636 options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees. The Company performed a Black-Scholes valuation to determine the value of the arrangements on February 11, 2010 to be $542,000.  Of the $542,000, $403,000 was included as stock-based compensation expense in 2009 based on the value ascribed for the period from November 20, 2009 to December 31, 2009, in as much as guarantees were in place and presumed vesting had taken place, and was included in accrued expenses in the December 31, 2009 consolidated balance sheet.  The stock-based compensation expense recorded in the three months ended March 31, 2010 is $28,000, and $111,000 will be expensed throughout the remaining vesting period of the options until November 2012.

On February 11, 2010, the Company granted options to purchase 585,645 shares of common stock to various employees, directors and consultants, outside of the Company’s 2007 Plan.

A summary of the status of the Company’s outstanding stock options as of March 31, 2010 and changes during the period then ended are presented below:

	March 31, 2010
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at beginning of period	4,321	$774.00
Granted (outside of the 2007 Plan)	1,260,917	1.95
Canceled	-	-

Outstanding at end of period	1,265,238	4.59

Options exercisable at end of period	3,253	$888.00

The fair value of options granted during the three months ended March 31, 2010 was $903,000, of which $403,000 was accrued for in 2009 as a liability.

The following table summarizes information about outstanding stock options at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise Prices	Number Outstanding	Life (Years)	Exercise Price	Number Exercisable	Exercise Price
$1,548.00	280	3.2	$1,548	280	$1,548
$1,350.00	353	3.5	1,350	118	1,350
$912.00	2,438	3.3	912	2,438	912
$180.00	1,250	3.8	180	417	180
$2.46	585,645	10.0	2.46	-	-
$1.50	675,272	10.0	1.50	-	-
$1.50 to $1,548	1,265,238	10.0	$4.59	3,253	$888

The following table summarizes the activity of non-vested outstanding stock options:

			Weighted-Average
		Weighted-Average	Remaining
	Number	Fair Value at	Contractual Life
	Outstanding	Grant Date	(Years)
Non-Vested shares at December 31, 2009	1,485	$1,350	4.4
Options Granted	1,260,917	1.95	10.0
Options Vested	(417)	180	3.5
Options forfeited or expired	-	-	-

Non-Vested shares at March 31, 2010	1,261,985	$3.48	10.0

As of March 31 2010, there was  $527,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 to 4.0 years.

The intrinsic value of options outstanding at March 31, 2010 is $0.

Warrants

As part of the equity raise on November 20, 2009 and on December 16, 2009, we issued warrants to purchase an aggregate of 1,017,194 shares of the Company’s common stock.   The warrants have a five year term and an exercise price of $0.01 per share. The warrants contain customary limitations on the amount that can be exercised. Additionally, the warrants provide that they could not be exercised until the effectiveness of the filing of an amendment to the Company’s Certificate of Incorporation authorizing a sufficient number of shares of common stock to permit the exercise of the warrants, which was completed on March 10, 2010. In the event of any subdivision, combination, consolidation, reclassification or other change of common stock into a lesser number, a greater number or a different class of stock, the number of shares of common stock deliverable upon exercise of the warrants will be proportionally decreased or increased, as applicable, but the exercise price of the warrants will remain at $0.01 per share.

As of March 31, 2010, there were 1,039,703 warrants outstanding with terms expiring in 2012 through 2014, all of which are currently exercisable.

A summary of the status of the Company’s outstanding warrants as of March 31, 2010 and changes during the period then ended are presented below:

	March 31, 2010
		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding at beginning of period	1,039,703	$6.82
Granted	-	-
Exercised	-	-

Outstanding at end of period	1,039,703	$6.82

Warrants exercisable at March 31, 2010	1,039,703	$6.82

The following table summarizes information about outstanding and exercisable warrants at March 31, 2010:

	Warrants Outstanding and Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price

$1,704.00	2,383	3.1	$1,704.00
$1,278.00	531	3.1	1,278.00
$180.00	12,777	4.6	180.00
$6.00	6,818	3.5	6.00
$0.01	1,017,194	4.6	0.01

$0.01 to $1,704.00	1,039,703	4.7	$6.82

NOTE 10.   INTEREST, NET
	(Amounts in Thousands)
	Three Months Ended March 31,
	2010	2009
Interest arising from amortization of debt discount	$-	$858
Interest on various notes	30	175
Interest arising from amortization of Solutions 2 Go warrants	100	-

Interest on financing arrangements	123	-
Interest expense, net	$253	$1,033

NOTE 11.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2010 and 2009 is as follows:

	(Amounts in Thousands)
	Three Months Ended March 31,
	2010	2009
Changes in other assets and liabilities:
Accounts receivable and due from factor	$(926)	$536
Inventory	(1,181)	976
Prepaid expenses and other current assets	766	(166)
Product development costs	(1,113)	(371)
Accounts payable	60	726
Customer advances	(1,987)	-
Accrued expenses and other current liabilities	402	(1,142)
Net changes in other assets and liabilities	$(3,979)	$559

Cash paid during the period for interest	$123	$-
Cash paid during the period for taxes	$38	$-

Non-cash investing and financing activities:

Transfer of option liability to equity	$403	$-
Par Value of Preferred Series A Stock converted to Common Stock	$1	$-
Par Value of Preferred Series B Stock converted to Common Stock	$1	$-

NOTE 12.   LITIGATION

We are involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, we believe that these legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

NOTE 13.   RELATED PARTY TRANSACTIONS

On April 6, 2009, we entered into an amended and restated purchase order financing arrangement with Wells Fargo. In connection with the amended agreement, Mark Seremet, President and Chief Executive Officer of Zoo Games and a director of Zoo Entertainment, and David Rosenbaum, the President of Zoo Publishing, entered into a Guaranty with Wells Fargo, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Assignment Agreement and the Security Agreement. On May 12, 2009, we entered into a letter agreement with each of Mark Seremet and David Rosenbaum (the “Fee Letters”), pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into the guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), we agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the Guaranty and Loan remain in full force and effect. If the Guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, the monthly fee shall be doubled for each month thereafter until the Guaranty is removed.

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the Company’s 2007 Plan,  to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3%, respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $0.40 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date. The options were granted at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however, that in the event the guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the guaranty or the expiration of the ten year term of the option. In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the guaranty remains in full force and effect, but only until November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the guaranty remains in full force and effect, but only until November 20, 2010.  In addition, the amended Fee Letters provide that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors approved an increase in the issuance of an option to purchase restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to a 6.25% ownership interest, to each of Messrs. Seremet and Rosenbaum.    On February 11, 2010, the Company issued options to purchase 337,636 shares of common stock to each of Messrs. Seremet and Rosenbaum in consideration for their continued personal guarantees. (See Note 9 for the valuation of the options.)

NOTE 14.   SUBSEQUENT EVENTS

On May 4, 2010, the Company announced that its Board of Directors approved the implementation of a one-for-600 reverse stock split of its common stock pursuant to previously obtained stockholder authorization. The Company's common stock began trading on a post-split basis on May 11, 2010.  As a result of the reverse stock split, every 600 shares of the Company's common stock were combined into one share of common stock. The reverse stock split affected all of the Company's common stock, stock options and warrants outstanding immediately prior to the effective date of the reverse stock split. Any fractional share resulting from the reverse stock split will be rounded up to the nearest whole number. The split reduced the number of the Company's outstanding shares of common stock from 2,778,409,829 to 4,630,741 as of May 10, 2010.

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

We are a developer, publisher and distributor of video game software for use on major platforms including Nintendo’s Wii, DS and GBA, Sony’s PlayStation Portable (“PSP”), PlayStation 2 (“PS2”) and PlayStation 3 (“PS3”), and Apple’s iPhone.  We are also a distributor of video game software for use on Microsoft’s Xbox 360.   In addition, we intend to publish packaged entertainment software titles for use on a variety of other gaming platforms including Sony’s PlayStation 3. We will also seek to create and sell downloadable games for Microsoft’s Xbox Live Arcade, Sony’s PlayStation 3 Network, Nintendo’s Virtual Console, and for use on personal computers (“PCs”).

Our current video game titles are targeted at various demographics but primarily at the lower-priced “value” market. In some instances, these titles are based on licenses of well-known intellectual property and, in other cases, based on  original intellectual property. We enter into agreements with content providers and video game development studios for the creation of our video games.

We also operate a site called IndiePubGames.com (formerly 2beegames.com) which can be found at www.indiepubgames.com.  We hold contests for independent developers whereby they can enter their games to win monetary prizes and potential publishing arrangements with us.  This site allows us to attract fresh intellectual property, lower production costs, decrease time to market, and improve margins.

Zoo Entertainment, Inc. was originally incorporated in the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc.  On December 20, 2007, through a merger, the Company reincorporated in the State of Delaware as a public shell company with no operations.  On September 12, 2008, the Company merged with Zoo Games.  Effective as of the closing of the Zoo Games merger, Zoo Games became our wholly-owned subsidiary.  As a result thereof, the historical and current business operations of Zoo Games now comprise our principal business operations.

Zoo Games

Zoo Games was treated as the acquirer for accounting purposes in the reverse merger and the financial statements of the Company represent the historical activity of Zoo Games and consolidate the activity of Zoo Games beginning on September 12, 2008, the effective date of the reverse merger.

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

The major acquisition that remains a significant part of Zoo Games was the acquisition of Zoo Publishing in December 2007.  The acquisition of Zoo Publishing provided Zoo Games with a profitable core business, North American distribution and further enhanced its experienced management team.  Zoo Publishing continues to exploit its development expertise, in combination with its sales, marketing and licensing expertise, to target the rapidly expanding market for casual games, particularly on Nintendo’s platforms, where Zoo Publishing has experienced considerable success. By nurturing and growing this business unit, Zoo Games believes it will be able to rapidly build a much larger distribution network, enabling it to place a significant number of software titles with major retailers.

The financial statements of Zoo Entertainment and Zoo Games include operations of each subsidiary or division from the date that they were acquired. Currently, the Company has determined that it operates in one segment in the United States.

Results of Operations

For the Three Months Ended March 31, 2010 as compared to the Three Months Ended March 31, 2009

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data)
	For The Three Months Ended March 31,
	2010		2009

Revenue	$17,132	100%	$13,884	100%

Cost of goods sold	13,515	79	11,483	83

Gross profit	3,617	21	2,401	17

Operating expenses:

General and administrative	1,605	9	1,394	10
Selling and marketing	836	5	863	6
Research and development	-	-	80	1
Depreciation and amortization	500	3	434	3

Total operating expenses	2,941	17	2,771	20

Income (loss) from operations	676	4	(370)	(3)

Interest expense, net	253	1	1,033	7

Income (loss) from operations before income tax expense	423	3	(1,403)	(10)

Income tax expense	133	1	-	-

Net income (loss)	$290	2%	$(1,403)	(10)%

Earnings (loss) per common share - basic	$0.26		$(22.01)

Earnings (loss) per common share - diluted	$0.10		$(22.01)

Net Revenues. Net revenues for the three months ended March 31, 2010 were approximately $17.1 million, compared to approximately $13.9 million for the three months ended March 31, 2009, all consisting of casual game sales in North America.  The breakdown of gross sales by platform is:

	Three Months Ended March 31,
	2010	2009
Nintendo Wii	68%	64%
Nintendo DS	32%	32%
SONY PS2	0%	2%
Microsoft Xbox	0%	2%

The biggest sellers during the 2010 period were (i) Deal or No Deal on the Nintendo Wii platform, (ii) Deer Drive bundled with our gun blaster for the Nintendo Wii platform, and (iii) Dream Chronicles on the Nintendo DS platform.  The various Wii games bundled with our gun blaster accounted for approximately 21% of our sales during the 2010 period, accounting for most of the sales increase from the 2009 period to the 2010 period.  The biggest sellers during the 2009 period were (i) Deal or No Deal, (ii) M&M Kart Racing, and (iii) Calvin Tucker’s Redneck Jamboree, all on the Nintendo Wii platform.  The 2010 period consisted of approximately 1.53 million units sold in North America at an average gross price of $11.22, while the 2009 period consisted of approximately 1.46 million units sold in North America at an average gross price of $10.04.   The average price increase resulted primarily from the inclusion of the higher priced game bundles sold in 2010, offset, in part, by various older products that were sold at lower prices in the 2010 period than in the 2009 period.   In addition, we continue to increase our customer base and distribution channels, providing us with more outlets for the sales of our products.

Gross Profit. Gross profit for the three months ended March 31, 2010 was approximately $3.6 million, or 21% of net revenue, while the gross profit for the three months ended March 31, 2009 was approximately $2.4 million, or 17% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. The Atari sales agreement was in place for all sales during the entire 2009 period and Atari’s fees recorded as a reduction in revenue during the 2009 period were approximately $1.6 million (10% of total gross revenue). The Atari agreement was in place for only certain sales during the 2010 period and Atari’s fees recorded as a reduction in revenue during the 2010 period were $625,000 (4% of total gross revenue).  For those sales that were not distributed through Atari, the Company pays the shipping costs.  The shipping costs during the 2010 period were 3% higher, as a percentage of revenues, in 2010 than in 2009 when Atari was responsible for all shipping costs. The net improvement to the gross margin in the 2010 period from the 2009 period was due mainly to the reduction in the percentage of sales distributed through Atari of 3%.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 were approximately $1.6 million as compared to $1.4 million for the comparable period in 2009.  The 2010 period included $246,000 of non-cash stock-based compensation due to the issuance of stock and options to certain directors and employees, while the 2009 period included only $22,000 of non-cash stock-based compensation.  Without this stock-based compensation, the general and administrative expenses actually decreased less than 1% from the 2009 to 2010 period.

Selling and Marketing Expenses. Selling and marketing expenses decreased 3% to $836,000 for the three months ended March 31, 2010 from $863,000 for the three months ended March 31, 2009 due primarily to lower average salaries, partially offset by increased sales commissions during the 2010 period as compared with the prior year.  These expenses all relate to the sales of casual games in North America and consist primarily of the salaries, commissions and related costs for Zoo Publishing.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2010 were $0 as compared to $80,000 for the three months ended March 31, 2009. This expense is generally a direct result of our decision to discontinue the development of certain games.  The 2009 expense resulted from discontinuing one video game project during the period while none were discontinued during the 2010 period.

Depreciation and Amortization Expenses. Depreciation and amortization costs for the three months ended March 31, 2010 were $500,000 as compared to $434,000 in the prior period. Both periods include $412,000 resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition. The 2010 period also includes $65,000 resulting from the amortization of content intangibles obtained from the New World IP license in May 2009.  The balance relates to depreciation of fixed assets during the period.

Interest Expense.   Interest expense for the three months ended March 31, 2010 was $253,000 as compared to approximately $1.0 million for the three months ended March 31, 2009.  The 2010 period includes $30,000 of interest on the Solutions 2 Go loan and $100,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights.   Interest paid by Zoo Publishing in the 2010 period for the receivable factoring facility was $117,000.  The 2009 period includes $698,000 of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $135,000 of interest relating to the Zoo Entertainment Notes and approximately $195,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $160,000 is non-cash interest imputed at the then market rate.

Income Tax Benefit.   We recorded an income tax expense of $133,000 for the three months ended March 31, 2010 against pretax income of $423,000.  For the three months ended March 31, 2009, we recorded no income tax benefit against the $1.4 million pretax loss because we had already maximized the benefit of our loss carryforward.

Earnings (Loss) Per Common Share.  The basic earnings per share for the three months ended March 31, 2010 was $0.26 based on a weighted average shares outstanding for the period of approximately 1.1 million, while the basic loss per common share for the three months ended March 31, 2009 was $(22.01), based on a weighted average shares outstanding for the period of approximately 64,000.  The diluted earnings per share for the three months ended March 31, 2010 was $0.10 based on a weighted average shares outstanding for the period of approximately 2.9 million, while the basic loss per common share for the three months ended March 31, 2009 was $(22.01), based on a weighted average shares outstanding for the period of approximately 64,000.

Liquidity and Capital Resources

We earned net income of $290,000 for the three months ended March 31, 2010 and incurred a net loss of approximately $1.4 million for the three months ended March 31, 2009. Our principal source of cash during the 2010 period was from the use of our purchase order and receivable financing arrangements and cash generated from operations. Net cash used in operating activities for the three months ended March 31, 2010 was $3.1 million, consisting primarily of the use of customer advances for product sales in the quarter, product development costs, building inventory for future sales and an increase in receivables as we became less dependent on prepayments from Atari.  Net cash provided by operating activities for the three months ended March 31, 2009 was $470,000, primarily consisting of reduction in inventory and accounts receivable and an increase in accounts payable, offset by payments of accrued expenses and product development costs.

Zoo Publishing takes advances from our factor, Working Capital Solutions, Inc. (“WCS”), which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. Under the terms of our factoring and security agreement (the “Factoring Agreement”), our receivables are sold to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding, subject to the terms and conditions of the Factoring Agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 25% which is deposited into a reserve account established pursuant to the Factoring Agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the Factoring Agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open.   For the three months ended March 31, 2010, we sold approximately $4.2 million of receivables to the factor with recourse and paid fees of $117,000.  At March 31, 2010, accounts receivable and due from factor included approximately $2.8 million of amounts due from our customers to the factor.  The factor had an advance outstanding to the Company of approximately $1.9 million as of March 31, 2010.

On April 1, 2010, Zoo Publishing, Zoo Games and the Company entered into a First Amendment to Factoring and Security Agreement (the “WCS Amendment”) with WCS.  Pursuant to the WCS Amendment, the parties amended the Factoring Agreement to, among other things: (i) increase the maximum amount of funds available pursuant to the facility to $5,250,000;  and (ii) extend its term to a period initially ending on April 1, 2012, subject to automatic renewal for successive one year periods unless Zoo Publishing terminates the Factoring Agreement with written notice 90 days prior to the next anniversary of the date of the Factoring Agreement, or  unless  Zoo Publishing terminates the Factoring Agreement on a date other than an anniversary date with 30 days prior written notice.

In addition to the receivable financing agreement with WCS, Zoo Publishing also utilizes purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacturing of video game products. Under the terms of that certain assignment agreement (the “Assignment Agreement”), we will assign purchase orders received from customers to Wells Fargo, and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which may accept or decline the assignment of specific purchase orders, will retain us to manufacture, process and ship ordered goods, and will pay us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods.  Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo will re-assign the applicable purchase order to us.  We will pay to Wells Fargo a commitment fee in the aggregate amount of $337,500, on the earlier of the twelve month anniversary of the date of the Assignment Agreement, or the date of termination of the Assignment Agreement.  Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000.  The Assignment Agreement is for an initial term of twelve months, and shall continue thereafter for successive twelve month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement is renewed for one or more twelve month terms, for each such twelve month term, we will pay to Wells Fargo a commitment fee in the sum of $337,500, paid on the earlier of the twelve month anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

The amount outstanding to Wells Fargo as of March 31, 2010 was approximately $1.1 million. The interest rate is prime plus 4.0% on outstanding advances and, as of March 31, 2010, the effective interest rate was 7.25%.  The charges and interest expense on the advances are included in the cost of goods sold in the accompanying condensed consolidated statement of operations and were $203,000 and $40,000 for the three months ended March 31, 2010 and 2009, respectively.

On April 6, 2010, Zoo Publishing, the Company and Wells Fargo entered into an amendment to the existing agreement.   Pursuant to the amendment, the parties agreed to, among other things: (i) increase the amount of funding available pursuant to the facility to $10,000,000; (ii) reduce the set-up funding fee to 2% and increase the total commitment fee to approximately $407,000 for the next twelve months and to $400,000 for the following twelve months if the agreement is renewed for an additional year; (iii) reduce the interest rate to prime plus 2% on outstanding advances and (ii) extend its term until April 5, 2011, subject to automatic renewal for successive twelve month terms unless either party terminates the agreement with written notice 30 days prior to the end of the initial term or any renewal term. In consideration for the extension, the Company paid to Wells Fargo an aggregate fee of approximately $32,000.

As a result of a fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari would resell the products to wholesalers and retailers that are acceptable to Atari in North America.  This agreement provides for Atari to prepay the Company for the cost of goods and pay the balance due within 15 days of shipping the product.  Atari’s fees approximate 10% of our standard selling price.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that was analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2009.  The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until March 31, 2010.

We believe the existing cash and cash generated from operations are sufficient to meet our immediate operating requirements along with our current financial arrangements.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain or expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise.  The failure by us to obtain such financing, if needed, could have a material adverse effect upon our business, financial conditions and results of operations.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates since the year ended December 31, 2009.  A complete description of our critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010, and also in Note 2 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended March 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.  In addition, we do not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our management has determined that we have a material weakness in our internal control over financial reporting related to not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statements close process.  We are committed to addressing this in 2010 and we will reassess our accounting and finance staffing levels to determine and seek the appropriate accounting resources to be added to our staff to handle the existing workload.

Changes in Controls and Procedures

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

We are involved, from time to time, in various other legal proceedings and claims incident to the normal conduct of our business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, we believe that these legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities made during the quarterly period were previously reported on Current Reports on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

Dated: May 17, 2010

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