Form 10-K/A
period 2008-12-31
Zoo Entertainment, Inc
filed 2010-05-20
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 2
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter was $502,000.

As of April 10, 2009, the registrant had 38,243,937 shares of common stock outstanding.

EXPLANATORY NOTE

This amendment on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “2008 Annual Report”) for the  fiscal  year ended December 31, 2008 for Zoo Entertainment, Inc. (the “Company”), which was filed with the Securities and Exchange Commission (the “Commission”) on April 15, 2009 and subsequently amended on April 30, 2009.  This Amendment is being filed to include revised disclosures under “Item 9A(T) – Controls and Procedures”. The Company is also filing as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of Sarbanes-Oxley.

This Amendment is not intended to update any other information presented in the 2008 Annual Report and Amendment except with respect “Item 9A(T) – Controls and Procedures” and “Item 15 - Exhibits”.   Accordingly, this Amendment should be read in conjunction with the 2008 Annual Report and the Company’s other filings made with the Commission.

Item 9A(T). Controls and Procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

Based on this evaluation, management determined that our system of internal control over financial reporting was not effective as of December 31, 2008.  Until this deficiency in our internal control over financial reporting is remediated, there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.  Due to resource constraints in 2008, both monetary and time, we were not able to appropriately address this matter in 2008. We are committed to addressing this and we will reassess our accounting and finance staffing levels to determine and seek the appropriate accounting resources to be added to our staff to handle the existing workload.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only a management’s report in this report.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits which are filed with this report are set forth in the exhibit index hereto.

Exhibit Number	Description
______________	_____________
31.1	Certification of Mark Seremet, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Fremed, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOO ENTERTAINMENT, INC.

Date: May 20, 2010	By:	/s/ David Fremed
David Fremed, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Mark Seremet	Chief Executive Officer
	Mark Seremet	(principal executive	May 20, 2010
officer) and Director

By:	/s/ David Fremed	Chief Financial Officer	May 20, 2010
	David Fremed	(principal financial
officer, principal accounting officer)

By:	/s/ Jay A. Wolf	Director	May 20, 2010
Jay A. Wolf

By:	/s/ David Smith	Director	May 20, 2010
David Smith

By:	/s/ Barry Regenstein	Director	May 20, 2010
Barry Regenstein

By:	/s/ John Bendheim	Director	May 20, 2010
John Bendheim

By:	/s/ Drew Larner	Director	May 20, 2010
Drew Larner

By:	/s/ Moritz Seidel	Director	May 20, 2010
Moritz Seidel