Form 10-Q/A
period 2009-09-30
Zoo Entertainment, Inc
filed 2010-06-04
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q/A
Amendment No. 1
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________
Commission file number 333-124829

ZOO ENTERTAINMENT, INC.
(Exact name of Registrant as Specified in Its Charter)
Delaware	71-1033391
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

3805 Edwards Road, Suite 400, Cincinnati, OH	45209
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 17, 2009, there were 65,710 shares of the Registrant’s common stock, par value $0.001 per share, issued and 52,707 shares outstanding.

Explanatory Note

The Company is amending its previously filed Form 10-Q for the period ended September 30, 2009 for the following reasons:

1.
The Company incurred a triggering event as of September 30, 2009 based on the equity infusion of approximately $4.0 million for 50% ownership in the Company and the conversion of the existing convertible debt during the fourth quarter of 2009. For the September 30, 2009 financial statements, the Company estimated impairment of goodwill at $14.7 million and impairment of other intangible assets at $7.3 million for a total impairment charge of $22.0 million. In accordance with ASC 820-10-35-24 “Fair Value Measurements and Disclosures”, the Company performed an impairment analysis and concluded that the resulting impairment of goodwill is $14.7 million and there should be no impairment of other intangible assets. Therefore, the Company has restated its September 30, 2009 financial statements to reflect this reduction in impairment of other intangible assets of approximately $7.3 million.

2.
The Company erroneously reported $2.0 million proceeds from a loan for a customer advance in other changes in assets and liabilities, net in the operating activities section of the statement of cash flows for the nine months ended September 30, 2009. It should be included in the financing activities section of the statement of cash flows and the statement of cash flows has been restated accordingly.

3.
On May 10, 2010, the Company effectuated a one-for-600 reverse stock split of its outstanding common stock, par value $0.001 per share, pursuant to previously obtained stockholder authorization. As a result of the reverse stock split, every 600 shares of the Company’s common stock was combined into one share of common stock. All common stock equity transactions have been adjusted to reflect the reverse stock split for all periods presented.

ZOO ENTERTAINMENT, INC.

Table of Contents

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2009 (Restated) (Unaudited) and December 31, 2008	F-1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2009 (Restated) and 2008	F- 2

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 (Restated) and 2008	F- 3

	Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Loss (Restated) (Unaudited) for the Nine Months Ended September 30, 2009	F- 4

	Notes to Condensed Consolidated Financial Statements	F- 5 - F- 32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands Except Share and Per Share Amounts)

	September 30, 2009	December 31, 2008
	(restated)
	(unaudited)
ASSETS
Current Assets

Cash	$533	$849
Accounts receivable and due from factor, net of allowances for returns and discounts of $713 and $1,160	3,254	1,832
Inventory	2,176	3,120
Prepaid expenses and other current assets	4,374	2,124
Product development costs, net	5,739	5,338
Deferred tax asset	491	688
Total Current Assets	16,567	13,951

Fixed assets, net	232	214

Goodwill	-	14,704
Intangible assets, net	16,210	14,747
Total Assets	$33,009	$43,616

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$5,597	$5,709
Financing arrangements	3,503	849
Customer advances	5,241	1,828
Accrued expenses and other current liabilities	2,980	3,099
Notes payable, net of discount of $0 and $145 - current portion	120	1,803
Convertible notes payable, net of discount of $0 and $1,576, including accrued interest of $656 and $240	11,806	9,814
Total Current Liabilities	29,247	23,102

Notes payable, net of discount of $0 and $885 - non current portion	180	1,772
Deferred tax liability	491	688
Other long-term liabilities	2,920	620

Total Liabilities	32,838	26,182

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 250,000,000 shares authorized, 65,710 issued and 52,707 outstanding September 30, 2009 and 63,740 issued and outstanding December 31, 2008	-	-
Additional Paid-in-capital	53,303	52,730
Accumulated deficit	(48,671)	(31,940)
Treasury Stock, at cost, 13,003 shares September 30, 2009 and 3,729 shares December 31, 2008	(4,469)	(3,356)
Accumulated other comprehensive income	8	-
Total Stockholders' Equity	171	17,434
Total Liabilities and Stockholders' Equity	$33,009	$43,616

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (In Thousands Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(restated)		(restated)
Revenue	$8,583	$7,865	$30,136	$22,364
Cost of goods sold	6,662	5,093	25,887	18,306
Gross profit	1,921	2,772	4,249	4,058

Operating expenses:
General and administrative expenses	1,750	4,037	5,010	7,436
Selling and marketing expenses	548	1,352	2,073	3,269
Research and development expenses	—	2	370	1,481
Impairment of goodwill	14,704	—	14,704	—
Depreciation and amortization	504	434	1,373	1,325
Total operating expenses	17,506	5,825	23,530	13,511

Loss from operations	(15,585)	(3,053)	(19,281)	(9,453)
Interest expense, net	(370)	(1,554)	(2,403)	(2,533)
Gain on legal settlement	—	—	4,328	—
Other income – insurance recovery	860	—	860	—
Loss from continuing operations before income tax benefit	(15,095)	(4,607)	(16,496)	(11,986)
Income tax benefit	—	2,542	—	3,600
Loss from continuing operations	(15,095)	(2,065)	(16,496)	(8,386)
Loss from discontinued operations	(235)	(1,731)	(235)	(4,279)
Net loss	$(15,330)	$(3,796)	$(16,731)	$(12,665)

Loss per share – basic and diluted:
Continuing operations	$(290)	$(46)	$(290)	$(239)
Discontinued operations	(5)	(38)	(4)	(122)
Net loss	$(295)	$(84)	$(294)	$(361)

Weighted average shares outstanding:
Basic and diluted	52,023	45,086	56,878	35,097

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2009	2008
	(Restated)
Operating Activities:

Net loss	$(16,731)	$(12,665)
Loss from discontinued operations	(235)	(4,279)
Net loss from continuing operations	(16,496)	(8,386)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Gain on legal settlement	(4,328)	-
Impairment of goodwill	14,704	-
Depreciation and amortization	1,373	1,325
Amortization of deferred debt discount	1,870	2,126
Deferred income taxes	-	(3,899)
Stock based compensation	566	1,908
Other changes in assets and liabilities, net	(2,412)	(10,323)

Net cash used in continuing operations	(4,723)	(17,249)

Net cash used in discontinued operations	-	(2,491)

Net cash used in operating activities	(4,723)	(19,740)

Investing activities:

Purchases of fixed assets	(92)	(65)
Purchase of Empire IP	(162)	-
Cash received from acquisition of Driftwood	-	1,669

Net cash provided by (used in) investing activities	(254)	1,604

Financing activities:

Proceeds from sale of equity securities	7	6,118
Proceeds from Solutions 2 Go note for customer advance	2,000	-
Proceeds from Driftwood issuance of convertible notes - pre-merger	-	7,823
Proceeds from issuance of convertible notes - post-merger	-	1,000
Net borrowings in connection with financing facilities	2,654	5,422

Net cash provided by financing activities	4,661	20,363

(Decrease) increase in cash	(316)	2,227

Cash at beginning of period	849	138

Cash at end of period	$533	$2,365

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity and Other Comprehensive Loss (Restated) (Unaudited)
For the Nine Months Ended September 30, 2009
(In Thousands)

	Preferred Stock		Common Stock		Additional		Treasury Stock		Accumulated Other
	Shares	Par value	Shares	Par Value	Paid-in- Capital	Accumulated Deficit	Shares	Cost	Comprehensive Loss	Total

Balance December 31, 2008	-	-	64	-	52,730	(31,940)	4	(3,356)	-	17,434

Stock-based compensation			-	-	66					66

Value of shares returned to Treasury from settlement of litigation							9	(1,113)		(1,113)

Warrants exercised			1	-	7					7

Shares issued to employee for personal guaranty			1	-	100					100

Value of warrants issued for distribution deal					400					400

Net loss						(16,731)				(16,731)

Adjustment for foreign currency translation									8	8

Other comprehensive loss										(16,723)

Balance September 30, 2009	-	$-	66	$-	$53,303	$(48,671)	13	$(4,469)	$8	$171

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. And Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1.   DESCRIPTION OF ORGANIZATION AND REVERSE MERGER

Zoo Entertainment, Inc., (“Zoo” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc. On December 20, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001, per share, and 5,000,000 shares of preferred stock, par value $0.001, per share.  In August 2009, the Company increased its authorized shares of common stock to 250,000,000, par value $0.001 per share. On November 20, 2009, as a result of the Company consummating an approximately $4.2 million preferred equity raise the Company will issue series A preferred stock (“Series A Preferred Stock”).  Concurrently, as a result of the aforementioned preferred equity raise, the Company will convert approximately $11.8 million of existing debt and related accrued interest into series B preferred stock (“Series B Preferred Stock”). The Series A Preferred Stock and the Series B Preferred Stock will convert into common shares of the Company upon a sufficient increase in authorized common shares of the Company. (See Note 20 for further details in connection with the conversion features).  The Company was engaged in acquiring and exploring mineral properties until September 30, 2007 when this activity was abandoned. The Company had been inactive until July 7, 2008 when the Company entered into an Agreement and Plan of Merger, as subsequently amended on September 12, 2008 with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Zoo Games, Inc. (“Zoo Games”) (formerly known as Green Screen Interactive Software, Inc.) and a stockholder representative, pursuant to which Merger Sub would merge with and into Zoo Games, with Zoo Games as the surviving corporation through an exchange of common stock of Zoo Games for common stock of the Company (the “Merger”). On December 3, 2008, Driftwood Ventures, Inc. changed its name to Zoo Entertainment, Inc.

On September 12, 2008, upon the completion of the Merger, each outstanding share of Zoo Games common stock, $0.001 par value per share (the “Zoo Games Common Stock”) on a fully-converted basis, converted automatically into and became exchangeable for shares of the Company’s common stock, $0.001 par value per share based on an exchange ratio equal to 7.023274. In addition, by virtue of the Merger, each of the 559 options to purchase shares of Zoo Games Common Stock (the “Zoo Games Options”) outstanding under Zoo Games’ 2008 Long-Term Incentive Plan were assumed by the Company, subject to the same terms and conditions as were applicable under such plan immediately prior to the Merger, and converted into 405 options to purchase shares of the Company’s common stock at an exercise price of $1,548 per share, 703 options to purchase shares of the Company’s common stock at an exercise price of $1,350 per share and 2,814 options to purchase shares of the Company’s common stock at an exercise price of $912 per share. The 411 warrants to purchase shares of Zoo Games Common Stock outstanding at the time of the Merger (the “Zoo Games Warrants”) were assumed by the Company and converted into 2,383 warrants to acquire shares of the Company’s common stock at an exercise price of $1,704 and 531 warrants to acquire shares of the Company’s common stock at an exercise price of $1,278 per share. The merger consideration consisted of (i) 43,498 shares of the Company’s common stock, (ii) the reservation of 3,922 shares of the Company’s common stock that are required for the assumption of the Zoo Games Options and (iii) the reservation of 2,914 shares of the Company’s common stock that are required for the assumption of the Zoo Games Warrants.

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

NOTE 2.   GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $48.7 million and a working capital deficiency of approximately $12.7 million at September 30, 2009. For the nine months ended September 30, 2009 the Company generated negative cash flows from operations of approximately $4.7 million, and for the year ended December 31, 2008 the Company generated negative cash flows from operations of approximately $12.1 million. Although the Company’s business plan anticipates the generation of positive cash flow, there is no assurance that it will succeed in doing so.  An inability to meet its business goals would raise substantial doubt as to the Company's ability to continue as a going concern. In addition, the Company has various notes maturing in February 2010 with an aggregate face value of approximately $11.2 million, $11.8M including accrued interest. On November 2, 2009, the Company and its Senior Secured Convertible Note Holders amended the Senior Convertible Note whereby the parties agreed that if the Company raises at least $4 million in new capital prior to February 2, 2010, the notes will automatically convert into equity.  On November 20, 2009, the requisite Senior Secured Convertible Note Holders agreed to convert their debt into Preferred Shares of the Company that will ultimately convert into common shares that would represent 36.5% of the equity of the Company on a pro-forma basis.

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

On May 10, 2010, the Company effectuated a one-for-600 reverse stock split of its outstanding common stock, par value $0.001 per share, pursuant to previously obtained stockholder authorization. As a result of the reverse stock split, every 600 shares of the Company’s common stock was combined into one share of common stock. All common stock equity transactions have been adjusted to reflect the reverse stock split for all periods presented.

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

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. In October 2008, we entered into an agreement with Atari, Inc. where sales from October 24, 2008 through March 31, 2009 for all customers that Atari deemed acceptable would be through Atari and Atari would prepay us for the cost of goods and they would bear the credit risk from the ultimate customer. This agreement was subsequently amended to include sales to certain customers through March 31, 2010. As of September 30, 2009, Atari had prepaid us approximately $3.2 million which is included in customer advances in current liabilities in the condensed consolidated balance sheet and the receivable due from Atari was $264,000, before allowances, which is included in accounts receivable and due from factor in the condensed consolidated balance sheet. Our five largest ultimate customers accounted for approximately 77% (of which the following customers constituted balances greater than 10%:customer A-27%, customer B-18%, customer C-14%, customer D-11%) and 66% (of which the following customers constituted balances greater than 10%: customer A-27%, customer B-19%) of net revenue for the nine months ended September 30, 2009 and 2008, respectively. These five largest customers accounted for 78% and 3% of our gross accounts receivable and due from factor as of September 30, 2009 and December 30, 2008, respectively.  We believe that the receivable balances from Atari and our ultimate customers do not represent a significant credit risk based on past collection experience. During the nine months ended September 30, 2009, we sold $832,000 of receivables to the factor with recourse.  There were $832,000 of receivables from our factor included in our gross accounts receivable and due from factor as of September 30, 2009 and $0 as of December 31, 2008. We regularly review our outstanding receivables for potential bad debts and have had no history of significant write-offs due to bad debts.

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

The Company frequently enters into agreements with third party developers that require it to make payments based on agreed upon milestone deliverable schedules for game design and enhancements. The Company receives the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights for that game. The Company typically enters into these development agreements after it has completed the design concept for its products. The Company contracts with third party developers that have proven technology and the experience and ability to build the designed video game as conceived by the Company. As a result, technological feasibility is determined to have been achieved at the time in which the Company enters into the agreement, and it therefore capitalizes such payments as prepaid product development costs. On a product by product basis, the Company reduces prepaid product development costs and records amortization using the proportion of current year unit sales and revenues to the total unit sales and revenues expected to be recorded over the life of the title.

At each balance sheet date, or earlier if an indicator of impairment exists, the Company evaluates the recoverability of capitalized prepaid product development costs, development payments and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis, and charge any amounts that are deemed unrecoverable to cost of goods sold if the product has already been released. If the product development process is discontinued prior to completion, any prepaid unrecoverable amounts are charged to research and development expense. The Company uses various measures to estimate future revenues for its product titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

Prior to establishing technological feasibility, the Company expenses research and development costs as incurred. During the three months ended September 30, 2009 and 2008, we wrote-off $0 and $2,000, respectively and during the nine months ended September 30, 2009 and 2008, we wrote-off $370,000 and approximately $1.5 million, respectively, of expense relating to costs incurred for the development of games that were abandoned during those periods. Those costs are included in our statement of operations under research and development expenses.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASC”) Topic 808-10-15, “Accounting for Collaborative Arrangements” (“ASC 808-10-15”), which defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. Effective January 1, 2009, the Company adopted the provisions of ASC 808-10-15. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. Our arrangements with third party developers are not considered collaborative arrangements because the third party developers do not have significant active participation in the design and development of the video games, nor are they exposed to significant risks and rewards as their compensation is fixed and not contingent upon the revenue that the Company will generate from sales of our product. If the Company enters into any future arrangements with product developers that are considered collaborative arrangements, the Company will account for them accordingly.

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

Revenue Recognition

The Company earns its revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third party developers ("Publishing Revenue").

The Company recognizes Publishing Revenue upon the transfer of title and risk of loss to our customers. Accordingly, the Company recognizes revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms. Advances received from customers are reported on the consolidated balance sheet as customer advances and are included in current liabilities until the Company meets its performance obligations, at which point it recognizes the revenue.

Revenue is presented net of estimated reserves for returns, price concessions and other allowances. In circumstances when the Company does not have a reliable basis to estimate returns and price concessions or is unable to determine that collection of a receivable is probable, it defers the revenue until such time as it can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

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

The fair value of our equity-based compensation is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and estimated exercise behavior. As a privately-held company until September 12, 2008, the Company used the stock prices of equity raises to assist us in our calculations for 2008 grants. There was no activity subsequent to such date for the balance of 2008. The Company had limited trading volume in 2009; however, the Company determined the fair value of each of the two equity grants during the first nine months of 2009 by using the current market price, bid-ask spreads and a marketability discount to determine the fair value of the stock at the time of each of the equity grants. In January 2009, the stock price was listed at $180 and the Company used that price in the Black-Scholes option-pricing model to determine the fair value of the stock option grant in that period. In August 2009, the stock price was listed at $450, but an independent third party had offered $120 to acquire a significant amount of our stock. Since the trading volume was minimal and the $120 value was within the bid-ask spread, the Company assigned a marketability discount to the quoted market price to determine that the fair value of the stock price for that equity grant was $120.

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

Loss Per Share

Basic loss per share ("EPS") is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period. Since the inclusion of the 22,509 warrants and 4,321 options outstanding as of September 30, 2009 and the 12,201 warrants and 3,922 options outstanding as of September 30, 2008 are anti-dilutive because of losses, the dilutive loss per share is the same as the basic loss per share.

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

Fair Market Value of Financial Instruments

In accordance with “Fair Value Measurements and Disclosures,” Topic 820 of the FASB, ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Topic 820 of the FASB ASC establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

☐	Level 1 – Unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
☐
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

☐	Level 3 – Unobservable inputs that reflect assumptions about what market participants would use in pricing assets or liabilities based on the best information available.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

As of September 30, 2009, the carrying value of cash, accounts receivable and due from factor, inventory, prepaid expenses, accounts payable, accrued expenses, due to factor, and advances from customers are reasonable estimates of the fair values because of their short-term maturity. Notes payable are recorded net of the discount which is computed as the difference between the market interest rate that the Company would pay for financing at the time the note is issued and the stated interest rate on the note.

Non-recurring Fair Value Estimates

The Company’s non-recurring fair value measurements recorded during the year ended December 31, 2008 were as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	Measurement	Assets	Inputs	Inputs	Gains
	Date	(Level 1)	(Level 2)	(Level 3)	(losses)

Warrants issued in connection with:Zoo Entertainment Notes	$5,879	$-	$-	$5,879	$-

	$5,879	$-	$-	$5,879	$-

Non-recurring Level 3 Basis for Valuation

The fair value of the warrants under the Zoo Entertainment Notes (See Note 11) was determined based upon Level 3 inputs. The Company used the income and market valuation approaches to derive the Company’s business enterprise value and then used the Black-Scholes option-pricing model, applying discounts for illiquidity and dilution, to calculate the value of the warrants.

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

NOTE 6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consisted of:

	(Amounts in Thousands)
	September 30, 2009	December 31, 2008
Vendor advances for inventory	$3,174	$555
Prepaid royalties	689	1,072
Income taxes receivable	-	55
Other prepaid expenses	511	442
Totals	$4,374	$2,124

NOTE 7.   PRODUCT DEVELOPMENT COSTS

Details of our capitalized product development costs were as follows:

	(Amounts in thousands)
	September 30,	December 31,
	2009	2008
Product development costs, internally developed, net of amortization	$25	$170
Product development costs, externally developed, net of amortization	5,714	5,168
Totals	$5,739	$5,338

NOTE 8.   GOODWILL and INTANGIBLE ASSETS, NET

The Company incurred a triggering event as of September 30, 2009 based on the equity infusion of approximately $4.0 million for a 50% ownership in the Company and the conversion of the existing convertible debt during the fourth quarter of 2009. As such, the Company performed an impairment analysis utilizing an approach employing multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). This approach is consistent with the requirement to utilize all appropriate valuation techniques as described in ASC 820-10-35-24 “Fair Value Measurements and Disclosures.” The values ascertained using these methods were weighted to obtain a total fair value, which was less the carrying value, therefore the Company recorded an impairment charge of $14.7 million to fully impair the goodwill during the third quarter of 2009.

The following table sets forth the components of the intangible assets subject to amortization:

		(Amounts in Thousands)
		September 30, 2009		December 31, 2008
		(restated)
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Net Book	Net Book
	(Years)	Amount	Amortization	Value	Value
Content	10	$14,965	$2,250	$12,715	$10,931
Trademarks	10	1,510	271	1,239	1,353
Customer relationships	10	2,749	493	2,256	2,463
Totals		$19,224	$3,014	$16,210	$14,747

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

The following table presents the estimated amortization of intangible assets, based on our present intangible assets, for the next five years as follows:

Year Ending December 31,	(Amounts in Thousands)
(restated)
Balance of 2009	$477
2010	1,922
2011	1,922
2012	1,922
2013	1,922
Thereafter	8,045
Total	$16,210

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

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $240 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date. The options shall be issued at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option. In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date. The Company estimated the value of the arrangements to be approximately $200,000 as of September 30, 2009 and is included as compensation in the nine months ended September 30, 2009, and has been included in accrued expenses. Once the options are issued, we will adjust the expense accordingly.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010.  In addition, the amended Fee Letters provides that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved an increase in the issuance of an option to purchase (restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to) a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively.

Zoo Publishing uses a factor to approve credit and to collect the proceeds from a portion of its sales. In August 2008, Zoo Publishing entered into a factoring agreement with Working Capital Solutions, Inc., which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. A new factoring agreement was entered into on September 29, 2009 with Working Capital Solutions, Inc.  Under the terms of our factoring and security agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 25% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open. Since the factor acquires the receivables with recourse, we record the gross receivables including amounts due from our customers to the factor and we record a liability to the factor for funds advanced to us from the factor. During the nine months ended September 30, 2009, we sold $832,000 of receivables to the factor with recourse.  At September 30, 2009, accounts receivable and due from factor included $832,000 of amounts due from our customers to the factor.  The factor had an advance outstanding to the Company of $624,000 which is included in financing arrangements in the current liability section of the condensed consolidated balance sheet. At December 31, 2008, accounts receivable and due from factor did not include any amounts due from our customers to the factor and the factor did not have any advance outstanding to the Company. In connection with the factoring facility, on September 29, 2009, Mark Seremet, President, Chief Executive Officer and a director of the Company and Zoo Games, and David Rosenbaum, the President of Operations of Zoo Publishing, entered into a Guaranty with Working Capital Solutions, Inc., pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under factoring and security agreement.

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

In  consideration of S2G entering into the advance agreement, the Company agreed to issue to S2G Inc. a warrant to purchase 12,777 shares of the Company’s common stock (or such other number of shares of Common Stock that on the warrant grant date (as defined below), represents 6% of the Company’s modified fully-diluted shares, computed as if all outstanding convertible stock, warrants and stock options that are, directly or indirectly, convertible into Common Stock at a price of $450 or less, have been so converted), upon the occurrence of an anticipated qualified financing, which means (i) the consummation of the sale of shares of Common Stock by the Company which results in aggregate gross proceeds to the Company of at least $4,000,000 and (ii) the conversion of the Company’s senior secured convertible notes, in the aggregate original principal amount of $11,150,000, into shares of Common Stock.  The warrant will have a term of five years and an exercise price equal to $180.  The warrant to acquire 12,777 shares was issued on August 31, 2009.  The warrant, which was issued in connection with the loan, was accounted for as a financing instrument under ASC Topic 470-20-05, “Debt Instruments with Detachable Warrants” and valued at $400,000 using the Black-Scholes model, and this amount will be amortized over a period not to exceed 12 months from the maturity date of the investment through interest expense. For the period ended September 30, 2009, $33,000 of interest expense is recorded in the statement of operations for this advance.

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

Zoo Entertainment Notes

On July 7, 2008, as amended on July 15, 2008 and July 31, 2008, the Company entered into a note purchase agreement under which the purchasers agreed to provide loans to the Company in the aggregate principal amount of $9.0 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. In connection with the issuance of such notes, the Company issued to the note holders warrants to purchase 13,637 shares of common stock of the Company. The notes bear an interest rate of five percent (5%) for the one year term of the note commencing from issuance, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of common stock of the Company determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $1,200; provided, that in the event that the investor sale is for less than $600 per share, then the notes will only be automatically convertible with the consent of the Company.  In connection with the note purchase agreement, the Company satisfied a management fee obligation by issuing additional senior secured convertible promissory notes in the principal amount of $750,000 and warrants to purchase 1,137 shares of common stock of the Company. All of the warrants have a five year term and an exercise price of $6.00 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated as of July 7, 2008, as amended on August 12, 2008, the Company granted a security interest in all of its assets to each of the purchasers to secure the Company’s obligations under the notes.

On September 26, 2008, the Company entered into a note purchase agreement pursuant to which the purchasers agreed to provide a loan to the Company in the aggregate principal amount of $1.4 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. In connection with the issuance of such notes, the Company also issued warrants to purchase 2,122 shares of common stock of the Company to the note holders. The notes bear an interest rate of five percent (5%) for the time period beginning on September 26, 2008 and ending on September 26, 2009, unless extended. On October 6, 2009, the maturity date was extended to November 2, 2009 and on November 2, 2009, the maturity date was subsequently extended to February 2, 2010.  Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of common stock of the Company determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $1,200; provided, that in the event that the investor sale is for less than $600 per share, then the notes will only be automatically convertible with the consent of the Company. The warrants have a five year term and an exercise price of $6.00 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated September 26, 2008, the Company granted a security interest in all of its assets to each of the purchasers to secure the Company’s obligations under the notes.

The total principal amount of all of the notes described above is approximately $11.15 million, $9.8 million of which was incurred prior to the date of the reverse merger. The warrants issued with all the notes were valued at approximately $5.9 million by the Company. We used the income and market valuation approaches to derive the Company’s business enterprise value and then used the Black-Scholes option-pricing model, applying discounts for illiquidity and dilution, to calculate the value of the warrants. The total deferred debt discount of $5.9 million is amortized over the one year life of the notes. Prior to September 12, 2008, 7,576 warrants were exercised and the interest expense related to the discount of these warrants was accelerated. As of September 12, 2008, the deferred debt discount of the existing notes was approximately $2.4 million and the net value of the notes recorded as of September 12, 2008 was approximately $7.8 million. On September 26, 2008, we issued $1.0 million of the notes and 1,516 of the warrants which were valued at $527,000 using consistent valuation methodologies as those used for all the previously issued notes. As of September 30, 2009, the net deferred debt discount of all the notes is $0 and the net value of the notes recorded as of September 30, 2009 is approximately $11.8 million including $656,000 of accrued interest.

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

The reconciliation of income tax benefit computed at the U.S. statutory tax rates to income tax benefit for the nine months ended September 30, 2009 is:

Tax at U.S. federal income tax rates	(34.0)%
State taxes, net of federal income tax benefit	(1.7)%
Valuation allowance	4.1%
Nondeductible expenses and other	31.6%
0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2009 are as follows (in thousands):

Deferred tax assets:	Current	Long Term
Net operating loss carried forward	$-	$3,778
Capital loss carried forward	-	515
Allowance for doubtful accounts	371	-
Bonus and other accruals	542	36
Interest on convertible notes	260	-
Non-qualified options	-	520
Gross deferred tax assets	1,173	4,849
Valuation allowance	(682)	-
Net deferred tax assets	491	4,849
Deferred tax liabilities:
Property and equipment	-	(23)
Intangibles	-	(5,317)
Total deferred tax liabilities	-	(5,340)
Net deferred tax asset (liability)	$491	$(491)

The Company has approximately $1.2 million of available capital loss carried forward which expires in 2013. A valuation allowance of approximately $515,000 has been recognized to offset the deferred tax assets related to these carried forward. The Company currently does not have any capital gains to utilize against this capital loss. If realized, the tax benefit of this item will be applied to reduce future capital gains of the Company.  Additionally, a valuation allowance of $167,000 has been recognized to offset the net remaining deferred tax assets in excess of deferred tax liabilities because we cannot reasonably project if and when we will generate enough taxable income to utilize any of the deferred tax assets.

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

NOTE 13.  STOCKHOLDERS’ EQUITY (DEFICIENCY) AND STOCK-BASED COMPENSATION ARRANGEMENTS

Common Stock

The Company has authorized 250,000,000 shares of common stock, par value $0.001, and 5,000,000 preferred shares, par value $0.001. As of September 30, 2009, there were 65,710 shares of common stock issued and 52,707 shares of common stock outstanding.

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

In conjunction with the settlement of the litigation with the sellers of Zoo Publishing on June 18, 2009 (see Notes 14 and 17), the sellers returned 9,274 shares of common stock to the Company.  These shares were valued at $120, based on the bid-ask spread of the Company’s stock price and assigning a marketability discount to the quoted market price of the stock, and were recorded as treasury shares.

Options

As of December 31, 2008, the Company’s 2007 Employee, Director and Consultant Stock Plan allowed for an aggregate of 1,667 shares of common stock with respect to which stock rights may be granted and a 417 maximum number of shares of common stock with respect to which stock rights may be granted to any participant in any fiscal year. As of December 31, 2008, an aggregate of 1,625 shares of restricted common stock of the Company are outstanding under the Company’s 2007 Employee, Director and Consultant Stock Plan, and 42 shares of common stock were reserved for future issuance under this plan.

On January 14, 2009, the Company’s Board of Directors approved and adopted an amendment to the 2007 Employee, Director and Consultant Stock Plan, which increased the number of shares of common stock that may be issued under the plan from 1,667 shares to 6,667 shares, and increased the maximum number of shares of common stock with respect to which stock rights may be granted to any participant in any fiscal year from 417 shares to 1,250 shares. All other terms of the plan remain in full force and effect.

On January 14, 2009, the Company granted Mr. Seremet an option to purchase 1,250 shares of the Company’s common stock at an exercise price of $180 per share, pursuant to the Company’s 2007 Plan, as amended. There were no other options issued during the nine months ended September 30, 2009.

On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum, pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into a Guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”) (see Note 18), the Company agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $240 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date. The options shall be issued at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option. In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date. The Company determined the fair value of the option grant obligation by using the Black-Scholes option-pricing model using the current market price, bid-ask spreads and a marketability discount.  In August 2009, the stock price was listed at $450, but an independent third party had offered $120 to acquire a significant amount of our stock. Since the trading volume was minimal and the $120 value was within the bid-ask spread, the Company assigned a marketability discount to the quoted market price to determine that the fair value of the stock price for that equity grant commitment to be $120. The amount related to this equity grant commitment that was included in general and administrative expense as of September 30, 2009 was approximately $200,000.

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2009 and changes during the nine months ended September 30, 2009 is presented below:

		Weighted
		Average
	Number Of	Exercise
	Shares	Price
Outstanding January 1, 2009	3,895	$1,056
Granted	1,250	$180
Canceled	(824)	$1,176
Exercised	-	-

Outstanding at September 30, 2009	4,321	$774

Options exercisable at September 30, 2009	2,836	$1,104

The fair value of options granted during the period was approximately $225,000.

The following table summarizes information about outstanding stock options at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1,548	281	3.7	$1,548	281	$1,548
$1,350	352	4.0	$1,350	117	1,350
$912	2,438	3.9	$912	2,438	$912
$180	1,250	4.2	$180	-	-
$180 to $1,548	4,321	4.0	$774	2,836	$1,104

The following table summarizes the activity of non-vested outstanding stock options as of September 30, 2009 and during the nine months ended September 30, 2009:

		Weighted- Average	Weighted- Average Remaining
	Number	Fair Value at	Contractual Life
	Outstanding	Grant Date	(Years)
Non-Vested shares at December 31, 2008	703	$1,350	4.7
Options Granted	1,250	$180	4.2
Options Vested	(117)	1,350	-
Options forfeited or expired	(351)	1,350	-

Non-Vested shares at September 30, 2009	1,485	$474	4.3

 As of September 30, 2009, there was approximately $185,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 - 2.2 years.

The intrinsic value of options outstanding at September 30, 2009 is $0.

Warrants

On August 31, 2009, in consideration of Solutions 2 GO Inc. entering into an advance agreement with the Company, we issued to Solutions 2 GO Inc. a warrant to purchase 12,777 shares of the Company’s common stock, par value $0.001 per share. The warrants have a term of five years and an exercise price equal to $180.

As of September 30, 2009, there were 22,509 warrants outstanding. All are currently exercisable and have a five-year life, expiring in 2012 through 2014.

A summary of the status of the Company’s outstanding warrants as of September 30, 2009 and changes during the nine months then ended is presented below:

	Number Of	Weighted Average Exercise
	Warrants	Price
Outstanding at beginning of period	10,869	$438
Granted	12,777	$180
Canceled	-	-
Exercised	(1,137)	$6

Outstanding at end of period	22,509	$312

Warrants exercisable at end of period	22,509	$312

The following table summarizes information about outstanding warrants at September 30, 2009:

	Warrants Outstanding
		Weighted-
		Average	Weighted-
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price

$1,704	2,383	3.3	$1,704
1,278	531	3.4	1,278
180	12,777	4.9	180
6	6,818	3.9	6

$6 to $1,704	22,509	4.4	$312

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

In conjunction with the settlement of the litigation with the sellers of Zoo Publishing, the sellers returned 9,274 shares of common stock to the Company. These treasury shares were valued at $120 and included as part of the gain on legal settlement for approximately $1.1 million.

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

NOTE 16.   INTEREST, NET
	(Amounts in Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest arising from amortization of debt discount	$180	$1,205	$1,870	$1,813
Interest on various notes	190	349	533	725
Less interest income	-	-	-	(5)
Interest expense, net	$370	$1,554	$2,403	$2,533

NOTE 17.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2009 and 2008 is as follows:

	(Amounts in Thousands)
	2009	2008
	(restated)
Changes in other assets and liabilities:
Accounts receivable and due from factor	$(1,422)	$(4,020)
Inventory	944	(154)
Prepaid expenses and other current assets	(2,118)	(3,532)
Product development costs	(401)	(3,854)
Accounts payable	(112)	989
Customer advances	1,413
Accrued expenses and other current liabilities	(716)	248
Net changes in other assets and liabilities	$(2,412)	$(10,323)

Cash paid during the period of interest	$-	$92
Cash paid during the period of taxes	$20	$6
Non-cash investing and financing activities:
Receipt of 9,274 shares for partial settlement of litigation	$1,113	$-
Notes and obligations relieved for partial settlement of litigation	$3,925	$-
Acquisition of Intangible for long-term obligation	$2,600	$-
Issuance of 2,634 shares for partial payment of Zoo Digital	$-	$4,086
Exchange of debt for equity at original face value	$-	$6,266

NOTE 18.   LITIGATION

On February 19, 2009, Susan Kain Jurgensen, Steven Newton, Mercy Gonzalez, Bruce Kain, Wesley Kain, Raymond Pierce and Cristie Walsh filed a complaint against Zoo Publishing, Zoo Games and Zoo in the Supreme Court of the State of New York, New York County, index number 09 / 102381 alleging claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer. The complaint sought compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies. On June 18, 2009, we reached a settlement whereby we agreed to pay to the plaintiffs an aggregate of $560,000 (the “Settlement Amount”) in full satisfaction of the disputed claims, without any admission of any liability of wrongdoing as follows: (a) $300,000 on June 26, 2009; (b) $60,000 on or before the earlier of (i) the date that is 90 days from June 18, 2009 or (ii) the date the Company obtains new and available financing, including any amounts currently held in escrow that will be released from escrow after June 18, 2009, in any form and from any source, in an amount totaling at least $2,000,000; (c) $100,000 on or before December 18, 2009; and (d) $100,000 on or before June 18, 2010. To date, $300,000 of the Settlement Amount has been paid to the plaintiffs. The Zoo Publishing Notes and all other notes, employment,  agreements, loan agreements, options, warrants and other agreements  relating to the plaintiffs (except with respect to that certain Employment Agreement between Zoo Publishing and Cristie Walsh) were terminated and all outstanding obligations of the Company related to these agreements were cancelled. In addition, the plaintiffs returned to us an aggregate of 9,274 shares of our common stock owned by them prior to such date.

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

Additionally, pursuant to the Fee Letters, we agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of our common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $240 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into our equity securities that each may own on the Grant Date. The options shall be issued at an exercise price equal to the fair market value of our common stock on the Grant Date and pursuant to our standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option. In addition, any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010.  In addition, the amended Fee Letters provides that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved an increase in the issuance of an option to purchase (restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to) a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively.

NOTE 20.   SUBSEQUENT EVENTS

On November 2, 2009, the Company entered into Amendment No. 5 to Senior Secured Convertible Note with the requisite holders of the Company’s outstanding senior secured convertible notes issued in the aggregate principal amount of $11,150,000.  The amendment further extends the maturity date of the notes to February 2, 2010.  Also, the amendment provides that the notes shall automatically convert into shares of common stock upon the consummation of a sale of shares of common stock that results in aggregate gross proceeds to the Company of at least $4,000,000, at a price per share equal to $120.   Notwithstanding, if the notes do not convert on or prior to February 2, 2010, the amendment provides that the provisions of the notes, as amended, with respect to automatic conversion shall become null and void and shall be of no further effect.

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

On November 20, 2009, the Company entered into a securities purchase agreement (the “SPA”) with certain investors, consummating an approximately $4.2 million convertible preferred equity raise, pursuant to which the Company will issue Series A Preferred Stock that will convert into common shares of the Company upon an increase in sufficient authorized common shares, representing 50% of the equity of the Company. The Series A Preferred Stock will have a rate of one (1) share of Series A Preferred Stock for each $2.50 of value of the investment amount. In addition, on November 20, 2009, the lead investor under the SPA, will receive a warrant to purchase shares of the Company’s common stock, par value $0.001 per share.   Moreover, Messrs. Seremet and Rosenbaum agreed to amend their respective fee letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the personal guarantees in connection with certain financing arrangements remain in full force and effect, but only for a period ending on November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the personal guarantees in connection with certain financing arrangement remains in full force and effect, but only for a period ending on November 20, 2010.  In addition, the amended Fee Letters provides that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved an increase in the issuance of an option to purchase (restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to) a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively.  In addition, as a result of the Company consummating an approximately $4.2 million preferred equity raise, the Company will convert approximately $11.8 million of existing debt and related accrued interest into Series B Preferred Stock during the fourth quarter of 2009. The immediate effect of this transaction on the Balance Sheet is to eliminate $11.8 million of notes payable, including interest, in the current liability section and to record $11.8 million of Series B Preferred Stock as a component of the stockholders’ equity section.  The Series A Preferred Stock and the Series B Preferred Stock will automatically convert into common shares of the Company upon a sufficient increase in authorized common shares of the Company. On a pro forma basis at September 30, 2009, as a result of both the equity infusion of $4.2 million and the debt conversion of $11.8 million, stockholders’ equity would have increased from $171,000 to approximately $16.2 million and total liabilities would have decreased from approximately $32.8 million to approximately $21.0 million.

NOTE 21.   RESTATEMENT OF SEPTEMBER 30, 2009 FINANCIAL STATEMENTS

The Company incurred a triggering event as of September 30, 2009 based on the equity infusion of approximately $4.0 million for 50% ownership in the Company and the conversion of the existing convertible debt during the fourth quarter of 2009. For the September 30, 2009 financial statements, the Company estimated impairment of goodwill at $14.7 million and impairment of other intangible assets at $7.3 million for a total impairment charge of $22.0 million. In accordance with ASC 820-10-35-24 “Fair Value Measurements and Disclosures”, the Company performed an impairment analysis and concluded that the resulting impairment of goodwill is $14.7 million and there should be no impairment of other intangible assets. Therefore, the Company has restated its September 30, 2009 financial statements to reflect this reduction in impairment of other intangible assets of approximately $7.3 million.

In addition, the Company erroneously reported $2.0 million proceeds from a loan for a customer advance in other changes in assets and liabilities, net in the operating activities section of the statement of cash flows for the nine months ended September 30, 2009. It should be included in the financing activities section of the statement of cash flows and the statement of cash flows has been restated accordingly.

The effects of our restatement on previously reported unaudited condensed consolidated financial statements as of September 30, 2009 are summarized as follows:

The effects on the Condensed Consolidated Balance Sheet as of September 30, 2009 (in thousands):

	September 30, 2009
	(as previously reported)	(restated)
Selected Balance Sheet Data:
Intangible assets, net	$8,914	$16,210
Total assets	25,713	33,009
Accumulated deficit	(55,967)	(48,671)
Total stockholders’ equity (deficiency)	(7,125)	171

The following table reflects the impact of the restatements on the Condensed Consolidated Statements of Operations (in thousands except per share amounts):

	Three Months Ended September 30, 2009
	(as previously reported)	(restated)
Selected Statement of Operations Data:
Impairment of goodwill and other intangible assets (as restated, goodwill only)	$22,000	$14,704
Total operating expenses	24,802	17,506
Loss from operations	(22,881)	(15,585)
Loss from continuing operations	(22,391)	(15,095)
Net loss	(22,626)	(15,330)
Net loss per share – basic and diluted	(435)	(295)
Weighted average shares outstanding – basic and diluted	52,023	52,023

	Nine Months Ended September 30, 2009
	(as previously reported)	(restated)
Selected Statement of Operations Data:
Impairment of goodwill and other intangible assets (as restated, goodwill only)	$22,000	$14,704
Total operating expenses	30,826	23,530
Loss from operations	(26,577)	(19,281)
Loss from continuing operations	(23,792)	(16,496)
Net loss	(24,027)	(16,731)
Net loss per share – basic and diluted	(422)	(294)
Weighted average shares outstanding – basic and diluted	56,878	56,878

The following table reflects the impact of the restatements on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 (in thousands):
	Nine Months Ended September 30, 2009
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

On September 12, 2008, the Company, Merger Sub, Zoo Games and the stockholder representative completed the Merger and each outstanding share of Zoo Games common stock, $0.001 par value per share (the “Zoo Games Common Stock”), on a fully-converted basis, converted automatically into and became exchangeable for shares of the Company’s common stock, $0.001 par value per share, based on an exchange ratio equal to 7.023274. In addition, each of the 559 options to purchase shares of Zoo Games Common Stock (the “Zoo Games Options”) outstanding under Zoo Games’ 2008 Long-Term Incentive Plan were assumed by the Company, subject to the same terms and conditions as were applicable under such plan immediately prior to the Merger, and converted into 405 options to purchase shares of the Company’s common stock at an exercise price of $1,548 per share, 703 options to purchase shares of the Company’s common stock at an exercise price of $1,350 per share and 2,814 options to purchase shares of the Company’s common stock at an exercise price of $912 per share. The 411 warrants to purchase shares of Zoo Games Common Stock outstanding at the time of the Merger (the “Zoo Games Warrants”) were assumed by the Company and converted into 2,383 warrants to acquire shares of the Company’s common stock at an exercise price of $1,704 and 531 warrants to acquire shares of the Company’s common stock at an exercise price of $1,278 per share. The merger consideration consisted (i) 43,498 shares of the Company’s common stock, (ii) the reservation of 3,922 shares of the Company’s common stock that are required for the assumption of the Zoo Games Options and (iii) the reservation of 2,914 shares of the Company’s common stock that are required for the assumption of the Zoo Games Warrants.

Upon the closing of the Merger, as the sole remedy for the Zoo Games stockholders’ indemnity obligations, on behalf of the Zoo Games stockholders pursuant to the Merger Agreement, the Company deposited 4,350 shares of the Company’s common stock, otherwise payable to such stockholders, into escrow to be held by the escrow agent in accordance with the terms and conditions of an escrow agreement.

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

Results of Operations

The following table sets forth, for the period indicated the amount and percentage of net revenue for significant line items in our statement of operations:
	(Amounts in Thousands Except Per Share Data)
	For the Three Months Ended September 30
	2009		2008
	(restated)
Revenue	$8,583	100%	$7,865	$100%
Cost of goods sold	6,662	78%	5,093	65%
Gross profit	1,921	22%	2,772	35%

Operating expenses:
General and administrative expenses	1,750	20%	4,037	51%
Selling and marketing expenses	548	6%	1,352	17%
Research and development expenses	—	—%	2	—%
Impairment of goodwill	14,704	171%	—	—%
Depreciation and amortization	504	6%	434	6%
Total operating expenses	17,506	204%	5,825	74%

Loss from operations	(15,585)	(182)%	(3,053)	(39)%
Interest expense, net	(370)	(4)%	(1,554)	(20)%
Other income – insurance recovery	860	10%	—
Loss from continuing operations before income tax benefit	(15,095)	(176)%	(4,607)	(59)%
Income tax benefit	-	—%	2,542	32%
Loss from continuing operations	(15,095)	(176)%	(2,065)	(26)%
Loss from discontinued operations, net of tax benefit	(235)	(3)%	(1,731)	(22)%
Net loss	$(15,330)	(179)%	$(3,796)	(48)%
Loss per share from continuing operations	$(290)		$(46)

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

The biggest sellers during the 2009 period were (i) Deal or No Deal on the Nintendo Wii platform, (ii) Hello Kitty - Big City Dreams on the Nintendo DS platform, and (iii) Build ‘N Race on the Nintendo Wii platform. The biggest sellers during the 2008 period were (i) Order Up, (ii) M&M Kart Racing and (iii) Chicken Shoot, all on the Nintendo Wii platform. The 2009 period consisted of approximately 873,000 units sold at an average gross price of $9.38, while the 2008 period consisted of approximately 663,000 units sold at an average gross price of $10.86 increase in unit sales is a result of both new games introduced in 2009 and new customers and distribution channels to sell our product to in 2009.  The average gross price in 2008 was higher than the average gross price in 2009 due to the introduction of the Wii Order Up game at a higher-than-normal price point during the 2008 period and no comparable product sales in the 2009 period.

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30 2009 were approximately $1.8 million as compared to $4.0 million for the comparable period in 2008.  Additional costs incurred in the 2008 period resulted from the Company’s reverse merger and costs relating to going public, which were approximately $964,000 in accounting and legal fees and approximately $582,000 in other consulting costs. These specific costs did not recur in the 2009 period; however, the 2009 period had approximately $200,000 of other professional and consulting fees.  Equity compensation included in general and administrative expenses are approximately $121,000 in the 2009 period and approximately $1.3 million in the 2008 period. During the 2009 period, we incurred approximately $285,000 in cost for our European sales office. These costs are included in the 2009 general and administrative expenses.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2009 and 2008 were $548,000 and approximately $1.4 million, respectively. These expenses all relate to the sales of casual games in North America and consist primarily of the salaries, commissions and related costs for Zoo Publishing. The expenses in the 2009 period reflect a reduction in salaries and related costs of approximately $300,000 from the 2008 period due to the transition of that operation from New Jersey to Ohio in 2009 and resulting reduction in headcount and base salaries. The 2008 period included approximately $500,000 of advertising and marketing expenses for various products that did not recur in 2009.

Impairment of Goodwill

The Company incurred a triggering event as of September 30, 2009 based on the equity infusion of approximately $4.0 million for 50% ownership in our equity and the conversion of the existing convertible debt during the fourth quarter of 2009. As such, we performed an impairment analysis, resulting in the full impairment of goodwill of $14.7 million.

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

Loss per Share from Continuing Operations

The loss per share from continuing operations for the three months ended September 30, 2009 was $290, based on a weighted average shares outstanding for the period of 52,023, versus a loss per share from continuing operations of $46, based on a weighted average shares outstanding of 45,086 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 As Compared to the
Nine Months Ended September 30, 2008

Results of Operations

The following table sets forth, for the period indicated the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data)
	For the Nine Months Ended September 30,
	2009		2008
	(restated)
Revenue	$30,136	100%	$22,364	100%
Cost of goods sold	25,887	86%	18,306	82%
Gross profit	4,249	14%	4.058	18%

Operating expenses:
General and administrative expenses	5,010	17%	7,436	33%
Selling and marketing expenses	2,073	7%	3,269	15%
Research and development expenses	370	1%	1,481	7%
Impairment of goodwill	14,704	49%	—	—%
Depreciation and amortization	1,373	5%	1,325	6%
Total operating expenses	23,530	78%	13,511	60%

Loss from operations	(19,281)	(64)%	(9,453)	(42)%
Interest expense, net	(2,403)	(8)%	(2,533)	(11)%
Gain on legal settlement	4,328	14%	—	-%
Other income – insurance recovery	860	3%	—	-%
Loss from continuing operations before income tax benefit	(16,496)	(55)%	(11,986)	(54)%
Income tax benefit	-	-%	3,600	16%
Loss from continuing operations	(16,496)	(55)%	(8,386)	(37)%
Loss from discontinued operations net of tax benefit	(235)	(1)%	(4,279)	(19)%
Net loss	$(16,731)	(56)%	$(12,665)	(57)%
Loss per share from continuing operations	$(290)		$(239)

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

The biggest sellers during the 2009 period were (i) Deal or No Deal, (ii) M&M Kart Racing, and (iii) M&M Beach Party, all on the Nintendo Wii platform. The biggest sellers during the 2008 period were (i) the compilation of Battle Ship, Connect 4, Sorry & Trouble on the Nintendo DS platform, (ii) M&M Kart Racing on the Nintendo Wii platform and (iii) the compilation of Clue, Perfection & Aggravation on the Nintendo DS platform. Approximately 3.4 million units were sold in North America at an average gross price of $9.54 in the 2009 period as compared to approximately 2.1 million units sold for an average gross price of $10.19 in the 2008 period.   The increase in unit sales is a result of both new games introduced in 2009 and new customers and distribution channels to sell our product to in 2009. The average gross price in 2008 was slightly higher than the average gross price in 2009 due to the introduction of the Wii Order Up game at a higher-than-normal price point during the 2008 period and no comparable product sales in the 2009 period.

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

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30 2009 were approximately $5.0 million as compared to $7.4 million for the comparable period in 2008.  Additional costs incurred in the 2008 period resulted from the Company’s reverse merger and costs relating to going public, which were approximately $964,000 in accounting and legal fees and approximately $582,000 in other consulting costs. These costs did not recur in the 2009 period. Equity compensation included in general and administrative expenses are $566,000 in the 2009 period and approximately $1.9 million in the 2008 period. During the 2009 period, we incurred approximately $405,000 in cost for our European sales office. These costs are included in the 2009 general and administrative expenses.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2009 and 2008 were approximately $2.1 million and $3.3 million, respectively. These expenses all relate to the sales of casual games in North America and consist primarily of the salaries, commissions and related costs for Zoo Publishing. The expenses in the 2009 period reflect a reduction in salaries and related costs of approximately $300,000 from the 2008 period due to the transition of that operation from New Jersey to Ohio in 2009 and resulting reduction in headcount and base salaries. The 2008 period included approximately $900,000 of advertising and marketing expenses for various products that did not recur in 2009.

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

Impairment of Goodwill

Impairment of goodwill was $14.7 million for the nine months ended September 2009.  This was based on the November 2009 equity infusion of approximately $4.0 million for 50% ownership interest in the Company and conversion of the existing convertible debt, resulting in a pro-forma market capitalization of approximately $8.0 million as of September 30, 2009.

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

Gain on Legal Settlement

During the 2009 period, we settled a lawsuit brought by the former sellers of Zoo Publishing, resulting in a net gain on settlement of approximately $4.3 million. The settlement eliminated the Company’s obligations for certain outstanding notes, employee loans and other obligations for an aggregate amount of approximately $3.9 million. The settlement returned 9,274 shares to treasury valued at approximately $1.1 million. The Company’s remaining cash obligations and litigation expense amounted to approximately $710,000, resulting in a net gain on settlement of approximately $4.3 million.

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

Loss per Share from Continuing Operations

The loss per share from continuing operations for the nine months ended September 30, 2009 was $290, based on a weighted average shares outstanding for the period of 56,878, versus a loss per share from continuing operations of $239 based on a weighted average shares outstanding of 35,097 for nine months ended September 30, 2008.

Liquidity and Capital Resources

We incurred a loss from continuing operations of approximately $16.5 million, including an impairment charge related to goodwill of $14.7 million, for the nine months ended September 30, 2009 and a net loss of approximately $8.4 million from continuing operations for the nine months ended September 30, 2008. Our principal source of cash during the 2009 period was from the use of our purchase order and receivable financing arrangements, and cash generated from operations throughout the period.

Net cash used in continuing operations for the nine months ended September 30, 2009 was approximately $4.7 million, while net cash used in continuing operations for the nine months ended September 30, 2008 was $17.2 million. The specifics of the Atari sales agreement, which was in effect during the 2009 period for some of our customers, where Atari prepays us for the cost of goods for most of our sales and pays the balance due within 15 days of shipping the product, resulted in significant improvements for our cash provided from operations in the 2009 period, as compared to the 2008 period. The nature of the customer advances from Atari also reduces our receivables, as compared to standard trade sales where we generally would not collect the receivable until up to 60 days after shipment of our goods. As of the end of December 2008, Atari was distributing for all of our customers, while at the end of September 2009, Atari was distributing for only certain customers. The net increase in receivables for the nine months ended September 30, 2009 was approximately $1.4 million. The inventory decreased by $944,000 from December 31, 2008 to September 30, 2009 as we made an effort to minimize our cash outlay for product by building product to order and increasing our inventory turns. Also in the 2008 period, we were spending more cash developing higher-cost video games that had a longer development cycle which put a strain on our working capital for that period. In 2009, we focused mostly on developing lower-cost video games and our cash constraints also limited our spending on development of new video games in 2009.

Net cash used in investing activities for the nine months ended September 30, 2009 was $254,000, while net cash provided by investing activities for the nine months ended September 30, 2008 was approximately $1.6 million. The cash used in the 2009 period consisted of $162,000 invested for intellectual property and $92,000 for the purchase of fixed assets. During the 2008 period, the Company benefited from the receipt of approximately $1.7 million of cash from the reverse merger and used $65,000 cash for the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2009 was approximately $4.7 million, while net cash provided by financing activities for the nine months ended September 30, 2008 was approximately $20.4 million. The 2009 period includes approximately $2.0 million, net borrowings on the purchase order financing facility and net proceeds of $630,000 received from the receivable factoring facility, as well as $7,000 from the exercise of warrants. In addition, we received a $2.0 million customer advance from Solutions 2 Go, Inc. in the 2009 period for exclusive Canadian distribution rights which is being treated as a loan due to the fixed maturity date and interest bearing features of the advance. During 2008 we received approximately $6.1 million from the sale of equity securities, received approximately $8.8 million from the issuance of convertible notes and borrowings of approximately $5.4 million, net for the purchase order financing and factor arrangements.

The $4.2 million sale of our Series A Preferred Stock and common stock purchase warrants that closed on November 20, 2009, and the conversion of approximately $11.9 million underlying our convertible notes into equity, put us into a positive net working capital position on a proforma basis of approximately $3.3 million as of September 30, 2009, leaving us better positioned to meet our cash needs.

Zoo Entertainment Notes

On July 7, 2008, as amended on July 15, 2008 and July 31, 2008, we entered into a note purchase agreement under which the purchasers agreed to provide loans to us in the aggregate principal amount of $9.0 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the notes, we issued to the purchasers warrants to purchase 13,637 shares of our common stock. The notes bear an interest rate of five percent (5%) for the one year term of the note commencing from issuance, unless extended. Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of our common stock determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $1,200; provided, that in the event that the investor sale is for less than $600 per share, then the notes will only be automatically convertible with our consent. All of the warrants have a five year term and an exercise price of $6.00 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated as of July 7, 2008, as amended on August 12, 2008, we granted a security interest in all of our assets to each of the purchasers to secure our obligations under the notes.

On September 26, 2008, we entered into a note purchase agreement with four investors, pursuant to which the purchasers agreed to provide a loan to us in the aggregate principal amount of $1.4 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the notes, we issued to the purchasers warrants to purchase 2,122 shares of our common stock. The notes bear an interest rate of five percent (5%) for the time period beginning on September 26, 2008 and ending on September 26, 2009, unless extended.  The term of the notes was subsequently amended to mature on November 2, 2009 and then to February 2, 2010.  Upon the occurrence of an investor sale, as defined in the notes, the entire outstanding principal amount of the notes and any accrued interest thereon will be automatically converted into shares of our common stock determined by dividing the note balance by the lesser of (i) an amount equal to the price per share of investor stock paid by the purchasers of such shares in connection with the investor sale, or (ii) $1,200; provided, that in the event that the investor sale is for less than $600 per share, then the notes will only be automatically convertible with our consent. The warrants have a five year term and an exercise price of $6.00 per share. Pursuant to a security agreement, by and among the Company and the purchasers, dated as of September 26, 2008, we granted a security interest in all of our assets to each of the purchasers to secure our obligations under the notes.

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

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $240 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date. The options shall be issued at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option. In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.

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

On February 19, 2009, Susan Kain Jurgensen, Steven Newton, Mercy Gonzalez, Bruce Kain, Wesley Kain, Raymond Pierce and Cristie Walsh filed a complaint against Zoo Publishing, Zoo Games and Zoo in the Supreme Court of the State of New York, New York County, index number 09 / 102381 alleging claims for breach of certain loan agreements and employment agreements, intentional interference and fraudulent transfer. The complaint sought compensatory damages, punitive damages and preliminary and permanent injunctive relief, among other remedies. On June 18, 2009, we reached a settlement whereby we agreed to pay to the plaintiffs an aggregate of $560,000 (the “Settlement Amount”) in full satisfaction of the disputed claims, without any admission of any liability of wrongdoing as follows: (a) $300,000 on June 26, 2009; (b) $60,000 on or before the earlier of (i) the date that is 90 days from June 18, 2009 or (ii) the date the Company obtains new and available financing, including any amounts currently held in escrow that will be released from escrow after June 18, 2009, in any form and from any source, in an amount totaling at least $2,000,000; (c) $100,000 on or before December 18, 2009; and (d) $100,000 on or before June 18, 2010. To date, $360,000 of the Settlement Amount has been paid to the plaintiffs. The Zoo Publishing Notes and all other notes, employment, agreements, loan agreements, options, warrants and other agreements relating to the plaintiffs (except with respect to that certain Employment Agreement between Zoo Publishing and Cristie Walsh) were terminated and all outstanding obligations of the Company related to these agreements were cancelled. In addition, the plaintiffs returned to us an aggregate of 9,274 shares of our common stock owned by them prior to such date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2009- July 31, 2009
August 1, 2009- August 31, 2009	834	(1)		(1)
September1, 2009- September 30, 2009

(1)
 On August 31, 2009, in consideration for an employee entering into a guaranty with Solutions 2 Go Inc. and Solutions 2 Go, LLC for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with an advance agreement, the Company entered into a letter agreement with the employee, pursuant to which, among other things, the Company agreed to deliver to the employee 834 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2009, the Company received, in lieu of a meeting, written consents from the holders of 32,244 shares of common stock, representing approximately 63.6% of the total issued and outstanding shares of common stock, approving an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 shares to 250,000,000 shares.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Amendment No. 3 to Senior Secured Convertible Note, dated as of August 31, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
10.2	Note Purchase Agreement Waiver and Consent, dated as of August 31, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
10.3	Advance Agreement, by and among Zoo Entertainment, Inc., Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.4	Exclusive Distribution Agreement, by and between Zoo Publishing, Inc. and Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.5	Exclusive Distribution Agreement, by and between Zoo Publishing, Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.6	Warrant to Purchase 7,665,731 shares of Common Stock of Zoo Entertainment, Inc.
10.7	Amendment 1 to Fee Letter Agreement, by and between Zoo Entertainment, Inc. and Mark Seremet, dated as of August 31, 2009.
10.8	Amendment 1 to Fee Letter Agreement, by and between Zoo Entertainment, Inc. and David Rosenbaum, dated as of August 31, 2009.
10.9	Continuing Personal Guaranty of Mark Seremet for the benefit of Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.10	Continuing Personal Guaranty of David Rosenbaum for the benefit of Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.12	Continuing Personal Guaranty of Ryan Brant for the benefit of Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009.
10.13	Amendment No. 4 to Senior Secured Convertible Note, dated as of October 6, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
10.14	Amendment No. 5 to Senior Secured Convertible Note, dated as of November 2, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.
31.1	Certification of Chief Executive Officer. †
31.2	Certification of Chief Financial Officer. †
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. †

† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 4, 2010
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