Form 10-Q/A
period 2009-09-30
Zoo Entertainment, Inc
filed 2010-06-10
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q/A
Amendment No. 2
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

Explanatory Note

Zoo Entertainment, Inc. is filing this Amendment No. 2 (the “Amendment”) to its Form 10-Q for the quarter ended September 30, 2009 (the “Form 10-Q”) to correct an inadvertent omission of certain language from paragraph 4 of the certification of its Chief Financial Officer that was filed as Exhibit 31.2 to Amendment No. 1 to the Form 10-Q filed on June 4, 2010.  No other change to the previously filed certifications or to the Form 10-Q is intended to be made by the filing of this Amendment.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

10.1	Amendment No. 3 to Senior Secured Convertible Note, dated as of August 31, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.*
10.2	Note Purchase Agreement Waiver and Consent, dated as of August 31, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein. *
10.3	Advance Agreement, by and among Zoo Entertainment, Inc., Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009. *
10.4	Exclusive Distribution Agreement, by and between Zoo Publishing, Inc. and Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009. *
10.5	Exclusive Distribution Agreement, by and between Zoo Publishing, Inc. and Solutions 2 Go LLC, dated as of August 31, 2009. *
10.6	Warrant to Purchase shares of Common Stock of Zoo Entertainment, Inc. *
10.7	Amendment 1 to Fee Letter Agreement, by and between Zoo Entertainment, Inc. and Mark Seremet, dated as of August 31, 2009. *
10.8	Amendment 1 to Fee Letter Agreement, by and between Zoo Entertainment, Inc. and David Rosenbaum, dated as of August 31, 2009. *
10.9	Continuing Personal Guaranty of Mark Seremet for the benefit of Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009. *
10.10	Continuing Personal Guaranty of David Rosenbaum for the benefit of Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009. *
10.11	Amendment No. 4 to Senior Secured Convertible Note, dated as of October 6, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein. *
10.12	Amendment No. 5 to Senior Secured Convertible Note, dated as of November 2, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein. *
31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

* Previously filed
† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 10, 2010
ZOO ENTERTAINMENT, INC

/s/ Mark Seremet Mark Seremet President and Chief Executive Officer (Principal Executive Officer)

/s/ David Fremed David Fremed Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 3 to Senior Secured Convertible Note, dated as of August 31, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein.*
10.2	Note Purchase Agreement Waiver and Consent, dated as of August 31, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein. *
10.3	Advance Agreement, by and among Zoo Entertainment, Inc., Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009. *
10.4	Exclusive Distribution Agreement, by and between Zoo Publishing, Inc. and Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009. *
10.5	Exclusive Distribution Agreement, by and between Zoo Publishing, Inc. and Solutions 2 Go LLC, dated as of August 31, 2009. *
10.6	Warrant to Purchase shares of Common Stock of Zoo Entertainment, Inc. *
10.7	Amendment 1 to Fee Letter Agreement, by and between Zoo Entertainment, Inc. and Mark Seremet, dated as of August 31, 2009. *
10.8	Amendment 1 to Fee Letter Agreement, by and between Zoo Entertainment, Inc. and David Rosenbaum, dated as of August 31, 2009. *
10.9	Continuing Personal Guaranty of Mark Seremet for the benefit of Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009. *
10.10	Continuing Personal Guaranty of David Rosenbaum for the benefit of Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009. *
10.11	Amendment No. 4 to Senior Secured Convertible Note, dated as of October 6, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein. *
10.12	Amendment No. 5 to Senior Secured Convertible Note, dated as of November 2, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein. *
31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

* Previously filed
† Filed herewith