Form 10-Q
period 2010-06-30
Zoo Entertainment, Inc
filed 2010-08-06
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission file number 333-124829

ZOO ENTERTAINMENT, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	71-1033391
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization )

3805 Edwards Road, Suite 400	45209
Cincinnati, OH
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No  ☒

As of August 2, 2010, there were 6,243,744 shares of the Registrant’s common stock, par value $0.001 per share, issued and 6,230,741 shares outstanding.

ZOO ENTERTAINMENT, INC.

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets

Cash	$794	$2,664
Accounts receivable and due from factor, net of
allowances for returns and discounts of $793 and $835	4,173	4,022
Inventory	2,870	2,103
Prepaid expenses and other current assets	1,836	2,409
Product development costs, net	7,096	4,399
Deferred tax assets	535	578
Total Current Assets	17,304	16,175

Prepaid offering costs	800	-
Fixed assets, net	241	141
Intangible assets, net	14,780	15,733
Total Assets	$33,125	$32,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$4,897	$3,330
Financing arrangements	3,054	1,659
Customer advances	965	3,086
Accrued expenses and other current liabilities	4,592	2,333
Notes payable, current portion	120	120
Total Current Liabilities	13,628	10,528

Notes payable, non-current portion	180	180
Deferred tax liabilities	3,007	3,461
Other long-term liabilities	620	2,770

Total Liabilities	17,435	16,939

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001, 5,000,000 authorized
Series A, 0 issued and outstanding at June 30, 2010,
1,389,684 issued and outstanding at December 31, 2009	-	1
Series B, 0 issued and outstanding at June 30, 2010
1,188,439 issued and outstanding at December 31, 2009	-	1
Common Stock, par value $0.001, 3,500,000,000
authorized, 4,643,744 issued and 4,630,741 outstanding at
June 30, 2010 and 250,000,000 authorized, 65,711
issued and 52,708 outstanding at December 31, 2009	5	-
Additional paid-in-capital	65,477	64,714
Accumulated deficit	(45,323)	(45,137)
Treasury Stock, at cost, 13,003 at June 30, 2010
and December 31, 2009	(4,469)	(4,469)
Total Stockholders' Equity	15,690	15,110
Total Liabilities and Stockholders' Equity	$33,125	$32,049

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2010 and 2009
(in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$10,470	$7,669	$27,602	$21,553

Cost of goods sold	7,957	7,742	21,472	19,225

Gross profit (loss)	2,513	(73)	6,130	2,328

Operating expenses:

General and administrative (includes stock-based
compensation of $117, $222, $362 and $244)	1,190	1,866	2,795	3,260
Selling and marketing	1,217	662	2,053	1,525
Research and development	-	290	-	370
Depreciation and amortization	491	435	991	869

Total operating expenses	2,898	3,253	5,839	6,024

Income (loss) from operations	(385)	(3,326)	291	(3,696)

Interest expense, net	(368)	(1,000)	(621)	(2,033)
Gain on legal settlement	-	4,328	-	4,328

Income (loss) from operations before income tax benefit	(753)	2	(330)	(1,401)

Income tax benefit	277	-	144	-

Net income (loss)	$(476)	$2	$(186)	$(1,401)

Earnings (loss) per common share - basic and diluted:

Earnings (loss) per common share	$(0.11)	$0.03	$(0.07)	$(23.61)

Weighted average common shares outstanding	4,431,346	58,686	2,765,146	59,345

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flow
For the Six Months Ended June 30, 2010 and 2009
(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:

Net loss	$(186)	$(1,401)
Adjustments to reconcile net loss from operations to net cash
(used in) provided by operating activities:
Gain on legal settlement	-	(4,328)
Depreciation and amortization	991	869
Amortization of deferred debt discount	-	1,690
Deferred income taxes	(411)	-
Stock-based compensation	363	244
Other changes in assets and liabilities, net	(3,399)	3,488

Net cash (used in) provided by operating activities	(2,642)	562

Investing activities:

Purchases of fixed assets	(138)	(58)
Purchase of intellectual property	-	(162)

Net cash used in investing activities	(138)	(220)

Financing activities:

Net borrowings (repayments) in connection with financing facilities	1,395	(707)
Prepaid offering costs	(50)	-
Repayment of Solutions 2 Go customer advances	(435)	-

Net cash provided by (used in) financing activities	910	(707)

Net decrease in cash	(1,870)	(365)

Cash at beginning of period	2,664	849

Cash at end of period	$794	$484

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2010
(in thousands)

	Preferred Stock
	Series A		Series B		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Total

Balance at January 1, 2010	1,390	$1	1,188	$1	66	$-	$64,714	$(45,137)	13	$(4,469)	$15,110

Conversion of Series A Preferred Stock to Common Stock	(1,390)	(1)	-	-	2,316	2	(1)	-	-	-	-
Conversion of Series B Preferred Stock to Common Stock	-	-	(1,188)	(1)	1,981	2	(1)	-	-	-	-
Common Stock issued to directors	-	-	-	-	281	1	135	-	-	-	136
Issuance of management options accrued for in 2009 as a liability	-	-	-	-	-	-	403	-	-	-	403
Stock-based compensation	-	-	-	-	-	-	227	-	-	-	227
Net loss	-	-	-	-	-	-	-	(186)	-	-	(186)

Balance at June 30, 2010	-	$-	-	$-	4,644	$5	$65,477	$(45,323)	13	$(4,469)	$15,690

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. And Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF ORGANIZATION

Zoo Entertainment, Inc. (“Zoo” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc. On December 20, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.  The Company had been inactive until July 7, 2008 when the Company entered into an Agreement and Plan of Merger, as subsequently amended on September 12, 2008, with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Zoo Games, Inc., a Delaware corporation (“Zoo Games”) (formerly known as Green Screen Interactive Software, Inc.) and a stockholder representative, pursuant to which Merger Sub merged with and into Zoo Games, with Zoo Games surviving the merger and becoming a wholly-owned subsidiary of the Company (the “Merger”).  In connection with the Merger, the outstanding shares of common stock of Zoo Games were exchanged for shares of common stock of the Company.  On December 3, 2008, Driftwood Ventures, Inc. changed its name to Zoo Entertainment, Inc.  In August 2009, the Company increased its authorized shares of common stock to 250,000,000, par value $0.001 per share.  On November 20, 2009, as a result of the Company consummating an approximately $4.2 million equity raise, the Company issued Series A Convertible Preferred Stock (“Series A Preferred Stock”) and warrants. Concurrently, as a result of the aforementioned preferred equity raise, the Company’s note holders converted approximately $11.8 million of existing debt and related accrued interest into Series B Convertible Preferred Stock (“Series B Preferred Stock”).  On December 16, 2009, as a result of the Company consummating an additional preferred equity raise of $776,000, the Company issued to investors Series A Preferred Stock.  On March 10, 2010, the Company increased its authorized shares of common stock to 3,500,000,000.  As a result, all of the outstanding shares of Series A Preferred Stock and the Series B Preferred Stock converted into shares of common stock of the Company on March 10, 2010.

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

Zoo Games was treated as the acquirer for accounting purposes in the Merger, and the financial statements of the Company for all periods presented represent the historical activity of Zoo Games and include the activity of Zoo beginning on September 12, 2008, the effective date of the Merger.

On May 10, 2010, the Company effectuated a one-for-600 reverse stock split of its outstanding common stock, par value $0.001 per share, pursuant to previously obtained stockholder authorization.  As a result of the reverse stock split, every 600 shares of the Company’s common stock were combined into one share of common stock.  All common stock equity transactions have been adjusted to reflect the reverse stock split for all periods presented.

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

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statement rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements.  The  condensed consolidated financial statements should be read in conjunction with the Company’s management discussion and analysis contained elsewhere herein and the consolidated financial statements for the year ended December 31, 2009 included in the Company’s Registration Statement on Form S-1/A (Registration No. 333-163937), as filed on June 25, 2010. The Company’s results for the three and six months ended June 30, 2010 might not be indicative of the results for the full year or any future period.

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

Concentration of Credit Risk

The Company maintains cash balances at what it believes are several high quality financial institutions.  While the Company attempts to limit credit exposure with any single institution, balances often exceed Federal Deposit Insurance Corporation insurable amounts.

If the financial condition and operations of the Company’s customers deteriorate, its risk of collection could increase substantially. A majority of the Company’s trade receivables are derived from sales to major retailers and distributors.  In October 2008, the Company entered into an agreement with Atari, Inc. where sales from October 24, 2008 through March 31, 2009 for all customers that Atari deemed acceptable would be through Atari, and Atari would prepay the Company for the cost of goods and they would bear the credit risk from the ultimate customer.  This agreement was subsequently amended to include sales to certain customers through June 30, 2010.  As of June 30, 2010, the receivable due from Atari was approximately $768,000, before allowances, which is included in accounts receivable and due from factor in the condensed consolidated balance sheet.  The Company’s five largest ultimate customers accounted for approximately 81% (of which the following customers constituted balances greater than 10%:  customer A-44% and customer B-12%) and 81% (of which the following customers constituted balances greater than 10%: customer A-31%, customer C-26% and customer D-15%) of net revenue for the three months ended June 30, 2010 and 2009, respectively.  The Company’s five largest ultimate customers accounted for approximately 77% (of which the following customers constituted balances greater than 10%: customer A-39% and customer C-19%) and 79% (of which the following customers constituted balances greater than 10%:  customer A-21%, customer C-23%, customer D-16% and customer E-12%) of net revenue for the six months ended June 30, 2010 and 2009, respectively.  These five largest customers accounted for 53% of the Company’s gross accounts receivable as of June 30, 2010.  The Company believes that the receivable balances from its customers do not represent a significant credit risk based on past collection experience. During the six months ended June 30, 2010 and 2009, the Company sold approximately $9.8 million and $0, respectively, of receivables to its factor with recourse.  The factored receivables were approximately $3.9 million and $1.4 million of the Company’s gross accounts receivable and due from factor, net as of June 30, 2010 and December 31, 2009, respectively.  The Company regularly reviews its outstanding receivables for potential bad debts and has had no history of significant write-offs due to bad debts.

Inventory

Inventory is stated at the lower of actual cost or market.  The Company periodically evaluates the carrying value of its inventory and makes adjustments as necessary.  Estimated product returns are included in the inventory balances and also recorded at the lower of actual cost or market.

Product Development Costs

The Company utilizes third party product developers and frequently enters into agreements with these developers that require it to make payments based on agreed upon milestone deliverable schedules for game design and enhancements.  The Company receives the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights for that game.  The Company typically enters into these development agreements after it has completed the design concept for its products.  The Company contracts with third party developers that have proven technology and the experience and ability to build the designed video game as conceived by the Company.  As a result, technological feasibility is determined to have been achieved at the time in which the Company enters the agreement and it therefore capitalizes such payments as prepaid product development costs.  On a product by product basis, the Company reduces prepaid product development costs and record amortization using the proportion of current year unit sales and revenues to the total unit sales and revenues expected to be recorded over the life of the title.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASC”) Topic 808-10-15, “Accounting for Collaborative Arrangements” (“ASC 808-10-15”), which defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  Effective January 1, 2009, the Company adopted the provisions of ASC 808-10-15.  The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.  The Company’s arrangements with third party developers are not considered collaborative arrangements because the third party developers do not have significant active participation in the design and development of the video games, nor are they exposed to significant risks and rewards as their compensation is fixed and not contingent upon the revenue that the Company will generate from sales of its product.  If the Company enters into any future arrangements with product developers that are considered collaborative arrangements, it will account for them accordingly.

Licenses and Royalties

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of the Company’s products.  Agreements with holders of intellectual property rights generally provide for guaranteed minimum royalty payments for use of their intellectual property.

Certain licenses extend over multi-year periods and encompass multiple game titles.  In addition to guaranteed minimum payments, these licenses frequently contain provisions that could require the Company to pay royalties to the license holder, based on pre-agreed unit sales thresholds.

Licensing fees are capitalized on the condensed consolidated balance sheet in prepaid expenses and are amortized as royalties in cost of goods sold, on a title-by-title basis, at a ratio of current period revenues to the total revenues expected to be recorded over the remaining life of the title.  Similar to product development costs, the Company reviews its sales projections quarterly to determine the likely recoverability of its capitalized licenses as well as any unpaid minimum obligations.  When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made.  Criteria used to evaluate expected product performance and to estimate future sales for a title include:  historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

Impairment of Long-Lived Assets, Including Definite Life Intangible Assets

The Company reviews all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including assets to be disposed of by sale, whether previously held and used or newly acquired.  The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value.  The estimated fair value is generally measured by discounting expected future cash flows at the Company’s incremental borrowing rate or fair value, if available.  The Company determined that no impairment for definite lived intangible assets was identified in the six months ended June 30, 2010 or 2009.

Revenue Recognition

The Company earns its revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third party developers. The Company recognizes such revenue upon the transfer of title and risk of loss to its customers.  Accordingly, the Company recognizes revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable.  The Company’s payment arrangements with customers typically provide net 30 and 60-day terms.  Advances received from customers are reported on the condensed consolidated balance sheets as customer advances and are included in current liabilities until the Company meets its performance obligations, at which point it recognizes the revenue.

Revenue is presented net of estimated reserves for returns, price concessions and other allowances.  In circumstances when the Company does not have a reliable basis to estimate returns and price concessions or is unable to determine that collection of a receivable is probable, the Company defers the revenue until such time as it can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

Allowances for Returns, Price Concessions and Other Allowances

The Company may accept returns and grant price concessions in connection with its publishing arrangements.  Following reductions in the price of the Company’s products, we may grant price concessions that permit customers to take credits for unsold merchandise against amounts they owe us.  The Company’s customers must satisfy certain conditions to allow them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.

Although the Company’s distribution arrangements with customers do not give them the right to return titles or to cancel firm orders, the Company sometimes accepts returns from its distribution customers for stock balancing and makes accommodations to customers, which include credits and returns, when demand for specific titles falls below expectations.

The Company makes estimates of future product returns and price concessions related to current period product revenue based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of a hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of the Company’s products by consumers.

Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price concessions in any accounting period.  The Company believes it can make reliable estimates of returns and price concessions.  However, actual results may differ from initial estimates as a result of changes in circumstances, market conditions and assumptions.  Adjustments to estimates are recorded in the period in which they become known.

Consideration Given to Customers and Received from Vendors

The Company has various marketing arrangements with retailers and distributors of its products that provide for cooperative advertising and market development funds, among others, which are generally based on single exchange transactions.  Such amounts are accrued as a reduction to revenue when revenue is recognized, except for cooperative advertising which is included in selling and marketing expense if there is a separate identifiable benefit and the benefit’s fair value can be established.

The Company receives various incentives from its manufacturers, including rebates based on a cumulative level of purchases.  Such amounts are generally accounted for as a reduction in the price of the manufacturer’s product and included as a reduction of inventory or cost of goods sold, based on (1) a ratio of current period revenue to the total revenue expected to be recorded over the remaining life of the product or (2) an agreed upon per unit rebate, based on actual units manufactured during the period.

Equity-Based Compensation

The Company issued restricted common stock and options to purchase shares of common stock of the Company to certain members of management and employees during the six months ended June 30, 2010 and 2009.  Stock option grants vest over periods ranging from immediate to four years and expire within ten years of issuance.  Stock options that vest in accordance with service conditions amortize over the applicable vesting period using the straight-line method.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.  This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate.  These variables include, but are not limited to, the volatility of the Company’s stock price and estimated exercise behavior.  The Company used the current market price to determine the fair value of the stock price for the grant made during the period ended June 30, 2009, and used the price of the Company’s equity raise in the fourth quarter of 2009 to determine the fair value of the stock price for the grant made on February 11, 2010.  The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants:

	Six Months Ended June 30,
	2010	2009
Risk-free interest rate	3.00%	3.52%

Expected stock price volatility	60.0%	70.0%

Expected term until exercise (years)	5	5

Expected dividend yield	None	None

For the six months ended June 30, 2010 and 2009, the Company estimated the implied volatility for publicly traded options on its common shares as the expected volatility assumption required in the Black-Scholes option-pricing model.  The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

The fair value of the restricted common stock grants in February 2010 was determined based on the price of the Company’s equity raise in the fourth quarter of 2009 and, where appropriate, a marketability discount.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period.  An unvested restricted stock grant, of which 199,395 shares are outstanding as of June 30, 2010, is excluded from the basic EPS.  Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period.  Since the inclusion of 1,039,703 warrants and 4,321 options as of June 30, 2010 and the inclusion of the 10,837 warrants and 4,316 options outstanding as of June 30, 2009 are anti-dilutive because the Company had net losses for the periods, they are excluded from the calculation of diluted loss per share and the diluted loss per share is the same as the basic loss per share.

Income Taxes

The Company recognizes deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse.  The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date.  Valuation allowances are established when the Company determine that it is more likely than not that such deferred tax assets will not be realized.

In accordance with the FASB Accounting Standards Codification Topic 740, the Company adopted standards that clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  As a result of the implementation, the Company did not recognize any change in its tax liability.  As of June 30, 2010, the Company believes it does not have any material unrecognized tax costs from tax positions taken during the current or any prior period.  In addition, as of June 30, 2010, tax years 2007 through 2009 remain within the statute of limitations and are subject to examination by tax jurisdictions.

Fair Value Measurement

In accordance with “Fair Value Measurements and Disclosures,” Topic 820 of the FASB (“Topic 820”), ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•
Level 2 — Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 — Unobservable inputs that reflect assumptions about what market participants would use in pricing assets or liabilities based on the best information available.

As of June 30, 2010 and December 31, 2009, the carrying value of cash, accounts receivable and due from factor, inventory, prepaid expenses, accounts payable, accrued expenses, due to factor, and advances from customers were reasonable estimates of the fair values because of their short-term maturity.

NOTE 3.  INVENTORY

Inventory consisted of:

	(Amounts in Thousands)
	June 30, 2010	December 31, 2009
Finished products	$2,250	$1,247

Parts and supplies	620	856

Totals	$2,870	$2,103

Estimated product returns included in inventory at June 30, 2010 and December 31, 2009 were $204,000 and $261,000, respectively.

NOTE 4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	June 30, 2010	December 31, 2009
Vendor advances for inventory	$868	$1,545

Prepaid royalties	711	474

Other prepaid expenses	257	390

Totals	$1,836	$2,409

NOTE 5.  PRODUCT DEVELOPMENT COSTS

The Company’s capitalized product development costs for the six months ended June 30, 2010 were as follows (amounts in thousands):

Product development costs, net - December 31, 2009	$4,399

New product development costs incurred	4,286

Amortization of product development costs	(1,589)

Product development costs, net - June 30, 2010	$7,096

Amortization of product development costs for the three months ended June 30, 2010 and June 30, 2009 was $630,000 and approximately $1.5 million, respectively.  Amortization of product development costs for the six months ended June 30, 2010 and June 30, 2009 was approximately $1.6 million and approximately $2.7 million, respectively.

NOTE 6.  INTANGIBLE ASSETS, NET

The following table sets forth the components of the intangible assets subject to amortization:

			(Amounts in Thousands) June 30, 2010		December 31, 2009
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Net Book Value
Content	10	$14,965	$3,361	$11,604	$12,345

Trademarks	10	1,510	384	1,126	1,201

Customer relationships	10	2,749	699	2,050	2,187

Totals		$19,224	$4,444	$14,780	$15,733

Amortization expense related to intangible assets was $476,000 and $411,000 for the three months ended June 30, 2010 and 2009, respectively, and $953,000 and $823,000 for the six months ended June 30, 2010 and 2009, respectively.

The following table presents the estimated amortization of intangible assets, based on the Company’s present intangible assets, as follows:

Year Ending December 31,	(Amounts In Thousands)
Balance of 2010	$969

2011	1,922

2012	1,922

2013	1,922

2014	1,922

Thereafter	6,123

Total	$14,780

NOTE 7.  CREDIT AND FINANCING ARRANGEMENTS, ATARI AGREEMENT AND OTHER CUSTOMER ADVANCES

In connection with the Zoo Publishing acquisition, the Company entered into the following credit and finance arrangements:

Purchase Order Financing

Zoo Publishing utilizes purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacturing of video game products. Under the terms of the Company’s agreement (the “Assignment Agreement”), the Company assigns purchase orders received from customers to Wells Fargo, and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which may accept or decline the assignment of specific purchase orders, retains the Company to manufacture, process and ship ordered goods, and pays the Company for its services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigns the applicable purchase order to the Company.  The Company pays to Wells Fargo a commitment fee in the aggregate amount of $337,500 on the earlier of the anniversary of the date of the Assignment Agreement or the date of termination of the Assignment Agreement.  Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000.  The Assignment Agreement is for an initial term of 12 months, and continues thereafter for successive 12 month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement is renewed for one or more 12 month terms, for each such 12 month term, the Company will pay to Wells Fargo a commitment fee in the sum of $337,500, paid on the earlier of the anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

The amounts outstanding as of June 30, 2010 and December 31, 2009 were approximately $449,000 and $759,000, respectively, which is included in financing arrangements in the current liability section of the condensed consolidated balance sheet.  The interest rate on advances is prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4.0%. As of June 30, 2010 and December 31, 2009, the effective interest rate was 5.25% and 7.25%, respectively.  The charges and interest expense on the advances are included in the cost of goods sold in the accompanying   condensed consolidated statements of operations and were $149,000 and $50,000 for the three months ended June 30, 2010 and 2009, respectively, and $352,000 and $94,000 for the six months ended June 30, 2010 and 2009, respectively.

On April 6, 2010, Zoo Publishing, the Company and Wells Fargo entered into an amendment to the existing agreement. Pursuant to the amendment, the parties agreed to, among other things:  (i) increase the amount of funding available pursuant to the facility to $10,000,000; (ii) reduce the set-up funding fee to 2% and increase the total commitment fee to approximately $407,000 for the next 12 months and to $400,000 for the following 12 months if the agreement is renewed for an additional year; (iii) reduce the interest rate to prime plus 2% on outstanding advances and (ii) extend its term until April 5, 2011, subject to automatic renewal for successive 12 month terms unless either party terminates the agreement with written notice 30 days prior to the end of the initial term or any renewal term.  In consideration for the extension, the Company paid to Wells Fargo an aggregate fee of approximately $32,000.

Receivable Financing

Zoo Publishing uses a factor to approve credit and to collect the proceeds from a portion of its sales.  In August 2008, Zoo Publishing entered into a factoring agreement with Working Capital Solutions, Inc. (“WCS”), which utilizes existing accounts receivable in order to provide working capital to fund all aspects of the Company’s continuing business operations.  The Company entered into a new factoring agreement with WCS on September 29, 2009 (the “Factoring Agreement”).  Under the terms of the Factoring Agreement, the Company sells its receivables to the factor, with recourse.  The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring and security agreement.  The amount remitted to the Company by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 25% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees.  In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by the Company in accordance with the agreement.  The amounts to be paid by the Company to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open.  Since the factor acquires the receivables with recourse, the Company records the gross receivables including amounts due from its customers to the factor and it records a liability to the factor for funds advanced to the Company from the factor. During the six months ended June 30, 2010 and 2009, the Company sold approximately $9.8 million and $0, respectively, of receivables to the factor with recourse.  At June 30, 2010 and December 31, 2009, accounts receivable and due from factor included approximately $3.9 million and approximately $1.4 million of amounts due from the Company’s customers to the factor, respectively.  The factor had an advance outstanding to the Company of approximately $2.6 million and $900,000 as of June 30, 2010 and December 31, 2009, respectively which is included in financing arrangements in the current liability section of the respective condensed consolidated balance sheets.  In connection with the factoring facility, on September 29, 2009, Mark Seremet, President, Chief Executive Officer and a director of the Company and Zoo Games, and David Rosenbaum, the President of Operations of Zoo Publishing, entered into a Guaranty with WCS, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Factoring Agreement.

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

Atari Agreement

As a result of a fire in October 2008 that destroyed the Company’s inventory and impacted its cash flow from operations, the Company entered into an agreement with Atari, Inc. (“Atari”).  This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari will resell the products to wholesalers and retailers that are acceptable to Atari in North America.  The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until June 30, 2010.  This agreement provided for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product.  Atari’s fees approximate 10% of the Company’s standard selling price and they have been recorded as a reduction in revenue.  During the three months ended June 30, 2010 and 2009, the Company recorded approximately $2.8 million and $6.5 million, respectively, of net sales to Atari.  During the six months ended June 30, 2010 and 2009, the Company recorded approximately $11.4 million and $22.2 million, respectively, of sales, net of the fee to Atari.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2010.  As of June 30, 2010 and December 31, 2009, Atari had prepaid the Company $0 and approximately $1.5 million, respectively, for goods not yet shipped which is recorded as customer advances in current liabilities.  Also, as of June 30, 2010 and December 31, 2009, the receivable due from Atari was $768,000 and approximately $1.8 million, respectively, before allowances, for goods already shipped which are recorded in accounts receivable and due from factor in the condensed consolidated balance sheets.

Other Customer Advance — Solutions 2 Go, Inc.

On August 31, 2009, Zoo Publishing entered into an exclusive distribution agreement with Solutions 2 Go Inc., a Canadian corporation (“S2G Inc.”) and an Exclusive Distribution Agreement with Solutions 2 Go, LLC, a California limited liability company (“S2G LLC,” and together with S2G Inc., “S2G”), pursuant to which Zoo Publishing granted to S2G the exclusive rights to market, sell and distribute certain video games, related software and products, with respect to which Zoo Publishing owns rights, in the territories specified therein.  In connection with these distribution agreements, on August 31, 2009, the Company entered into an Advance Agreement (the “Advance Agreement”) with S2G, pursuant to which S2G made a payment to the Company in the amount of $1,999,999, in advance of S2G’s purchases of certain products pursuant to these distribution agreements.  From August 31, 2009 until recoupment of the advance in full, interest on the outstanding amount shall accrue at the rate of ten percent (10%) per annum.  Interest expense of $25,000 and $55,000 is recorded for the three and six months ended June 30, 2010, respectively.  The amount of any unrecouped advance outstanding shall be repaid in its entirety to S2G no later than September 15, 2010.  The advance shall be recouped, in whole or in part, from sales generated by S2G of products purchased by S2G under the distribution agreements.  A percentage of the gross margin on the S2G sales shall be applied to recoupment of the advance until the earlier of (i) the date on which the amount of the unrecouped advance has been reduced to zero or (ii) September 15, 2010, on which any unrecouped advance shall be repaid.  As of June 30, 2010 and December 31, 2009, the balance remaining on the advance was approximately $965,000 and $1.4 million, respectively, and is included in customer advances in the current liabilities section of the condensed consolidated balance sheets.

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

In consideration of S2G entering into the Advance Agreement, the Company agreed to issue to S2G Inc. a warrant to purchase 12,777 shares of the Company’s common stock (or such other number of shares of common stock that on the warrant grant date (as defined below), represents 6% of the Company’s modified fully-diluted shares, computed as if all outstanding convertible stock, warrants and stock options that are, directly or indirectly, convertible into common stock at a price of $450 or less, have been so converted), upon the occurrence of an anticipated qualified financing, which means (i) the consummation of the sale of shares of common stock by the Company which results in aggregate gross proceeds to the Company of at least $4,000,000 and (ii) the conversion of the Company’s senior secured convertible notes (“Zoo Entertainment Notes”), in the aggregate original principal amount of $11,150,000, into shares of common stock.  The warrant will have a term of five years and an exercise price equal to $180.  The warrant to acquire 12,777 shares was issued on August 31, 2009.  The warrant was valued at $400,000 using the Black-Scholes model and this cost will be amortized over 12 months through interest expense. For the three and six months ended June 30, 2010, $100,000 and $200,000, respectively, of additional interest expense was recorded in the condensed consolidated statement of operations for this advance.

The advance is guaranteed by Messrs. Seremet and Rosenbaum and a former employee. Messrs. Seremet and Rosenbaum did not receive any additional compensation for this guarantee.  The former employee who guaranteed the advance was granted 834 shares of common stock.  The value of the shares issued was computed at $100,000 using the bid-ask spread of the Company’s stock price and is recorded in the general and administrative expenses in the year ended December 31, 2009.

NOTE 8.  INCOME TAXES

The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes.

The components of income tax expense (benefit) for the six months ended June 30, 2010 are as follows (in thousands):

Six Months Ended June 30, 2010
Current:
Federal	$232
State	35
Total Current	267
Deferred:
Federal	(363)
State	(48)
Total Deferred	(411)
Total	$(144)

The Company paid $38,000 and $0 to various state jurisdictions for income taxes during the six months ended June 30, 2010 and 2009, respectively.

The reconciliations of income tax expense computed at the U.S. statutory tax rates to income tax expense (benefit) for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,
	2010	2009

Tax at U.S. federal income tax rates	(34.0)%	(34.0)%

State taxes, net of federal income tax benefit	(2.6)	(2.5)

Change in valuation allowance	—	2.4

Nondeductible expenses and other	(7.0)	34.1

	(43.6)%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term

Deferred tax assets:

Net operating loss carried forwards	$—	$654	$—	$719

Capital loss carryforwards		431		431

Allowance for returns and discounts	331	—	315	—

Bonus and other accruals	267	—	363	—

Non-qualified options	—	780	—	569

Alternative minimum tax credit carryforward	135	—	135	—

Gross deferred tax assets	733	1,865	813	1,719

Valuation allowance	(122)	(309)	(138)	(293)

Net deferred tax assets	611	1,556	675	1,426

Deferred tax liabilities:

Property and equipment	—	(16)	—	(17)

Inventory	(76)	—	(97)	—

Intangibles	—	(4,547)	—	(4,870)

Total deferred tax liabilities	(76)	(4,563)	(97)	(4,887)

Net deferred tax asset (liability)	$535	$(3,007)	$578	$(3,461)

As of June 30, 2010, the Company had approximately $1.2 million of available capital loss carryforwards which expire in 2013.  A valuation allowance of approximately $431,000 was recognized to offset the deferred tax assets related to these carryforwards.  The Company currently does not have any capital gains to utilize against this capital loss.  If realized, the tax benefit of this item will be applied to reduce future capital gains of the Company.

As of June 30, 2010, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $1.5 million. As a result of statutory limitations, the Company will only be able to utilize approximately $160,000 of NOL and capital loss carryforwards per year.  The federal NOL will begin to expire in 2028.  The Company has state NOL carryforwards of approximately $2.9 million which will be available to offset taxable state income during the carryforward period.  The state NOL will also begin to expire in 2028.  The tax benefit of this item is reflected in the above table of deferred tax assets and liabilities.

NOTE 9.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION ARRANGEMENTS

The Company has authorized 3,500,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001 as of June 30, 2010.  All references to common stock reflect the one-for-600 reverse stock split of the Company’s common stock, par value $0.001 per share, that became effective on May 10, 2010, and all historical information has been restated to reflect the reverse stock split.

Common Stock

As of June 30, 2010, there were 4,643,744 shares of common stock issued and 4,630,741 shares of common stock outstanding.

On February 11, 2010, the Board of Directors approved the issuance of 281,104 shares of restricted common stock to various members of the board.  The fair value of the restricted common stock grants was determined to be $397,000, based on the price of the Company’s equity raise in the fourth quarter of 2009 and a marketability discount.  The stock-based compensation expense recorded in the three months and six months ended June 30, 2010 is $25,000 and $136,000, respectively.  The remaining $261,000 will be expensed throughout the remaining vesting period of the restricted common stock grants until February 2013.

On January 13, 2010, a certificate of amendment to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) to increase the Company’s authorized shares of common stock, par value $0.001 per share, from 250,000,000 shares to 3,500,000,000 shares was approved by the Company’s Board of Directors and by the Company’s stockholders holding a majority of the Company’s issued and outstanding shares of common stock.  On March 10, 2010, the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware.

In conjunction with the increase in authorized shares, 1,389,684 shares of Series A Preferred Stock automatically converted into 2,316,145 shares of common stock and 1,188,439 shares of Series B Preferred Stock automatically converted into 1,980,739 shares of common stock. See below for descriptions and features of the Series A Preferred Stock and Series B Preferred Stock.

On May 4, 2010, the Company announced that its Board of Directors approved the implementation of a one-for-600 reverse stock split of its common stock pursuant to previously obtained stockholder authorization.  The Company’s common stock began trading on a post-split basis on May 11, 2010.  As a result of the reverse stock split, every 600 shares of the Company’s common stock were combined into one share of common stock.  The reverse stock split affected all of the Company’s common stock, stock options and warrants outstanding immediately prior to the effective date of the reverse stock split.  Any fractional share resulting from the reverse stock split will be rounded up to the nearest whole number.  The split reduced the number of the Company’s outstanding shares of common stock from 2,778,409,829 to 4,630,741 as of May 10, 2010.

The following table summarizes the activity of non-vested outstanding restricted stock:

Number Outstanding

Non-Vested shares at December 31, 2009	—

Shares granted	281,104

Shares vested	(81,709)

Non-Vested shares at June 30, 2010	199,395

Preferred Stock

As of June 30, 2010, there were no shares of Series A Preferred Stock or Series B Preferred Stock issued or outstanding. As of December 31, 2009, there were 1,389,684 shares of Series A Preferred Stock and 1,188,439 shares of Series B Preferred Stock issued and outstanding.  The Series A Preferred Stock and Series B Preferred Stock automatically converted to common shares of the Company at a rate of 1:1.667 on March 10, 2010 when there was a sufficient number of common shares authorized.

Preferred stock was issued in lieu of common stock in connection with the November and December 2009 equity raises because the Company did not have a sufficient number of shares of common stock authorized.  On November 20, 2009, the Company determined that it had the requisite number of votes of its holders of common stock and preferred stock in order to effect an increase in its authorized shares of common stock as soon as practicable to allow for all the then outstanding preferred stock to automatically convert to common stock immediately upon the effectiveness of an amendment to the Company’s Certificate of Incorporation authorizing an increase in its authorized shares of common stock.  On January 13, 2010, the Company’s Board of Directors and stockholders holding approximately 66.7% of the Company’s outstanding voting capital stock approved the Certificate of Amendment.  The consents the Company received constituted the only stockholder approval required for the Certificate of Amendment under the Delaware General Corporation Law and the Company’s existing Certificate of Incorporation and Bylaws.  Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended, this amendment was not effected until a date that was at least 20 calendar days following the date the Company first mailed the definitive Information Statement to the Company’s stockholders pursuant to Section 14(c) regarding the stockholder approval by written consent of such amendment (the “Information Statement”).  The Information Statement was first sent to the Company’s stockholders on February 16, 2010. On March 10, 2010, the Company increased the Company’s authorized shares of common stock, from 250,000,000 shares to 3,500,000,000 shares.

On November 20, 2009, the Company entered into a securities purchase agreement with certain investors, consummating an approximately $4.2 million convertible preferred equity raise, pursuant to which the Company issued Series A Preferred Stock that will convert into common shares of the Company upon an increase in sufficient authorized common shares, representing 50% of the equity of the Company.  The Series A Preferred Stock have a rate of one (1) share of Series A Preferred Stock for each $2.50 of value of the investment amount.  The Company issued 1,180,282 shares of Series A Preferred Stock on November 20, 2009.  On December 16, 2009, the Company received an additional $776,000 from certain investors and issued an additional 209,402 shares of Series A Preferred Stock.

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

On January 14, 2009, the Company’s Board of Directors approved and adopted an amendment to the 2007 Plan, which increased the number of shares of common stock that may be issued under this plan from 1,667 shares to 6,667 shares, and increased the maximum number of shares of common stock with respect to which stock rights may be granted to any participant in any fiscal year from 417 shares to 1,250 shares.  All other terms of the 2007 Plan remained in full force and effect.

On January 14, 2009, the Company granted Mr. Seremet an option to purchase 1,250 shares of the Company’s common stock at an exercise price of $180 per share, pursuant to the 2007 Plan.  There were no other options granted during the year ended December 31, 2009. As of December 31, 2009, 3,792 shares of common stock remained available for future issuance under the 2007 Plan.

On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum, pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into a guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the guaranty and Loan remain in full force and effect.  If the guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, the monthly fee shall be doubled for each month thereafter until the guaranty is removed.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved the issuance of an option to purchase restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively.  Subject to the effectiveness of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock and the one-for-600 reverse stock split, on February 11, 2010, the Company issued 337,636 options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees.  The Company performed a Black-Scholes valuation to determine the value of the arrangements on February 11, 2010 to be $542,000.  Of the $542,000, $403,000 was included as stock-based compensation expense in 2009 based on the value ascribed for the period from November 20, 2009 to December 31, 2009, and was included in accrued expenses in the December 31, 2009 consolidated balance sheet.  The stock-based compensation expense recorded in the three months and six months ended June 30, 2010 is $29,000 and $57,000, respectively.  The remaining $82,000 will be expensed throughout the remaining vesting period of the options until May 2011.

On February 11, 2010, the Company granted options to purchase 585,645 shares of common stock to various employees, directors and consultants, outside of the 2007 Plan.

Also on February 11, 2010, the Company’s Board of Directors approved and adopted an amendment to the 2007 Plan, which increased the number of shares of common stock that may be issued under this plan from 6,667 shares to 1,208,409 shares, and increased the maximum number of shares of common stock with respect to which stock rights may be granted to any participant in any fiscal year from 1,250 shares to 300,000 shares.  All other terms of the 2007 Plan remained in full force and effect.

A summary of the status of the Company’s outstanding stock options as of June 30, 2010 and changes during the period then ended are presented below:

	June 30, 2010
	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	4,321	$774.00

Granted (outside of the 2007 Plan)	1,260,917	1.95

Canceled	—	—

Outstanding at June 30, 2010	1,265,238	$4.59

Options exercisable at June 30, 2010	3,253	$888.00

The fair value of options granted during the six months ended June 30, 2010 was $903,000, of which $403,000 was accrued for in 2009 as a liability.

The following table summarizes information about outstanding stock options at June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted - Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1,548.00	280	2.9	$1,548	280	$1,548

$1,350.00	353	3.2	1,350	118	1,350

$912.00	2,438	3.0	912	2,438	912

$180.00	1,250	3.5	180	417	180

$2.46	585,645	9.7	2.46	—	—

$1.50	675,272	9.7	1.50	—	—

$1.50 to $1,548	1,265,238	9.7	$4.59	3,253	$888

The following table summarizes the activity of non-vested outstanding stock options:

	Number Outstanding	Weighted- Average Fair Value at Grant Date	Weighted- Average Remaining Contractual Life (Years)

Non-Vested shares at December 31, 2009	1,485	$1,350.00	4.1

Options Granted	1,260,917	1.95	9.7

Options Vested	(417)	180.00	3.2

Options forfeited or expired	—	—	—

Non-Vested shares at June 30, 2010	1,261,985	$3.48	9.7

As of June 30, 2010, there was $434,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 to 3.7 years.

The intrinsic value of options outstanding at June 30, 2010 is approximately $7.6 million.

Warrants

As part of the equity raise on November 20, 2009 and on December 16, 2009, the Company issued warrants to purchase an aggregate of 1,017,194 shares of the Company’s common stock.  The warrants have a five year term and an exercise price of $0.01 per share.  The warrants contain customary limitations on the amount that can be exercised.  Additionally, the warrants provide that they could not be exercised until the effectiveness of the filing of an amendment to the Company’s Certificate of Incorporation authorizing a sufficient number of shares of common stock to permit the exercise of the warrants, which was completed on March 10, 2010.  In the event of any subdivision, combination, consolidation, reclassification or other change of common stock into a lesser number, a greater number or a different class of stock, the number of shares of common stock deliverable upon exercise of the warrants will be proportionally decreased or increased, as applicable, but the exercise price of the warrants will remain at $0.01 per share.

As of June 30, 2010, there were 1,039,703 warrants outstanding with terms expiring in 2012 through 2014, all of which are currently exercisable.

A summary of the status of the Company’s outstanding warrants as of June 30, 2010 and changes during the period then ended are presented below:

	June 30, 2010
	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,039,703	$6.82

Granted	—	—

Exercised	—	—

Outstanding at June 30, 2010	1,039,703	$6.82

Warrants exercisable at June 30, 2010	1,039,703	$6.82

The following table summarizes information about outstanding and exercisable warrants at June 30, 2010:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$1,704.00	2,383	2.8	$1,704.00
$1,278.00	531	2.8	1,278.00
$180.00	12,777	4.3	180.00
$6.00	6,818	3.2	6.00
$0.01	1,017,194	4.3	0.01
$0.01 to $1,704.00	1,039,703	4.4	$6.82

NOTE 10.  INTEREST, NET

	(Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest arising from amortization of debt discount	$-	$832	$—	$1,690
Interest on various notes	25	168	55	343
Interest arising from amortization of Solutions 2 Go warrants	100	-	200	—
Interest on financing arrangements	243	-	366	—
Interest expense, net	$368	$1,000	$621	$2,033

NOTE 11.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2010 and 2009 is as follows:

	(Amounts in Thousands) Six Months Ended June 30,
	2010	2009
Changes in other assets and liabilities:
Accounts receivable and due from factor	$(151)	$1,302
Inventory	(767)	1,431
Prepaid expenses and other current assets	573	520
Product development costs	(2,697)	66
Accounts payable	1,567	716
Customer advances	(1,686)	—
Accrued expenses and other current liabilities	(238)	(547)
Net changes in other assets and liabilities	$(3,399)	$3,488
Cash paid during the period for interest	$366	$—
Cash paid during the period for taxes	$38	$—
Non-cash investing and financing activities:
Transfer of option liability to equity	$403	$—
Par Value of Series A Preferred Stock converted to Common Stock	$1	$—
Par Value of Series B Preferred Stock converted to Common Stock	$1	$—
Prepaid offering costs included in accrued expenses	$750	$—
Receipt of 9,274 shares for partial settlement of litigation	$—	$1,113
Notes and obligations relieved for partial settlement of litigation	$—	$3,925
Acquisition of Intangible for long-term obligation	$—	$2,600

NOTE 12.  LITIGATION

The Company is involved, from time to time, in various legal proceedings and claims incident to the normal conduct of its business.  Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, the Company believes that these legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

NOTE 13.  RELATED PARTY TRANSACTIONS

On April 6, 2009, the Company entered into an amended and restated purchase order financing arrangement with Wells Fargo.  In connection with the amended agreement, Mark Seremet, President and Chief Executive Officer of Zoo Games and a director of Zoo Entertainment, and David Rosenbaum, the President of Zoo Publishing, entered into a Guaranty with Wells Fargo, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Assignment Agreement and the Security Agreement.  On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum (the “Fee Letters”), pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into the guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the guaranty and Loan remain in full force and effect.  If the guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, the monthly fee shall be doubled for each month thereafter until the guaranty is removed.

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the 2007 Plan, to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3%, respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $240 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date.  The options were granted at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however, that in the event the guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the guaranty or the expiration of the ten year term of the option.  In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which:  in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the guaranty remains in full force and effect, but only until November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the guaranty remains in full force and effect, but only until November 20, 2010.  In addition, the amended Fee Letters provide that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors approved an increase in the issuance of an option to purchase restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to a 6.25% ownership interest, to each of Messrs. Seremet and Rosenbaum, respectively.  On February 11, 2010, the Company issued options to purchase 337,636 shares of common stock to each of Messrs. Seremet and Rosenbaum in consideration for their continued personal guarantees.  (See Note 9 for the valuation of the options.)

NOTE 14.  SUBSEQUENT EVENTS

On July 7, 2010, the Company entered into an underwriting agreement with Roth Capital Partners, LLC, as representative of the several underwriters named in the underwriting agreement, relating to the sale by the Company of 1,600,000 shares of the Company’s common stock in a public offering, at a public offering price of $6.00 per share.  The Company also granted the underwriters a 30-day option to purchase up to an additional 240,000 shares of common stock from the Company to cover over-allotments, if any.  The public offering closed on July 12, 2010.  The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of approximately $1.7 million, are approximately $7.9 million.  Of these offering expenses, $50,000 was paid prior to June 30, 2010 and is included in prepaid offering costs in the non-current assets section of the June 30, 2010 condensed consolidated balance sheet.

On July 7, 2010, the Company’s shares of common stock became listed and began trading on the NASDAQ Capital Market under the symbol “ZOO.”  On July 12, 2010, the Company’s changed its trading symbol to “ZOOG”.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management discussion and analysis (“MD&A”) together with our Condensed Consolidated Financial Statements and Notes thereto included in this report.  This discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” and elsewhere herein.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included in this report.  This discussion contains certain forward-looking statements that involve substantial risks and uncertainties.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “could” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements.  Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements.  Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Overview

We are a developer, publisher, and distributor of interactive entertainment software targeting family-oriented mass-market consumers with retail prices ranging from $9.99 to $49.99 per title.  Unlike most video game companies, we typically conceive of game concepts internally and then utilize external development teams and resources to develop the software products.  Our entertainment software is developed for use on major consoles, handheld gaming devices, personal computers, and mobile smart-phone devices.  We currently develop and/or publish video games that operate on platforms including Nintendo’s Wii, DS, and Game Boy Advance, Sony’s PSP, PS2, and PS3, Microsoft’s Xbox 360 and Apple’s iPhone.  We also develop and seek to sell downloadable games for emerging “connected services” including Microsoft’s Xbox Live Arcade, Sony’s PlayStation 3 Network, Nintendo’s Dsiware, facebook, and for use on PCs.  In addition, as part of our digital initiative, we operate our website indiePub Games, www.indiepubgames.com, for independent software developers to compete for prizes and publishing contracts.  indiePub Games is also a destination site for gaming enthusiasts to play free games, vote in contests, and participate in the development of innovative entertainment software.

Our current video game titles and overall business strategy target family-oriented, mass-market consumers.  Rather than depending on a relatively limited number of “blockbuster” titles to generate our revenue, we focus on delivering a consistent portfolio and broad stream of strong titles at compelling values.  In some instances, these titles are based on licenses of well-known properties such as Jeep, Hello Kitty, Shawn Johnson, and Remington, and in other cases, based on our original intellectual property.  Our games span a diverse range of categories, including sports, family, racing, game-show, strategy and action-adventure, among others.  In addition, we develop video game titles that are bundled with unique accessories such as fishing rods, bows, steering wheels, and guns, which help to differentiate our products and provide additional value to our target demographic.  Our focus is to create more product and value for our customer while simultaneously putting downward pressure on our development expenditures and time to market.

Zoo Entertainment; Merger with Zoo Games

Zoo Entertainment, Inc. was originally incorporated in the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc.  On December 20, 2007, through a merger, the Company reincorporated in the State of Delaware as a public shell company with no operations.

On July 7, 2008, the Company entered into an Agreement and Plan of Merger, as subsequently amended on September 12, 2008 (the “Merger Agreement”) with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Zoo Games and a stockholder representative, pursuant to which Merger Sub would merge with and into Zoo Games, with Zoo Games as the surviving corporation (the “Merger”).  In connection with the Merger, all of the outstanding shares of common stock of Zoo Games were exchanged for common stock of the Company on September 12, 2008.

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

In December 2007, Zoo Games acquired the capital stock of Zoo Publishing.  The acquisition of Zoo Publishing provided Zoo Games with a profitable core business and North American distribution and further enhanced its experienced management team.  Zoo Publishing distributes software titles throughout North America and exploits its development expertise, in combination with its sales, marketing and licensing expertise, to target the rapidly expanding market for casual games, particularly on Nintendo’s platforms, where Zoo Publishing has experienced considerable success.  By nurturing and growing this business unit, Zoo Games believes it will be able to rapidly build a much larger distribution network, enabling it to place a significant number of software titles with major retailers.

In May 2009, we formed a new company in the United Kingdom that is a wholly-owned subsidiary of Zoo Games called Zoo Entertainment Europe Ltd. to focus on the sales and distribution of our products in Europe.  In our effort to refocus our cash on our core business operations, we discontinued the operations of Zoo Europe effective December 2009.

Results of Operations

For the Three Months Ended June 30, 2010 as compared to the Three Months Ended June 30, 2009

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data) For The Three Months Ended June 30,
	2010		2009

Revenue	$10,470	100%	$7,669	100%
Cost of goods sold	7,957	76	7,742	101
Gross profit (loss)	2,513	24	(73)	(1)
Operating expenses:
General and administrative	1,190	11	1,866	24
Selling and marketing	1,217	12	662	9
Research and development	-	-	290	4
Depreciation and amortization	491	5	435	6
Total operating expenses	2,898	28	3,253	42
Loss from operations	(385)	(4)	(3,326)	(43)
Interest expense, net	368	4	1,000	13
Gain on legal settlement	-	-	4,328	56
Income (loss) from operations before income tax benefit	(753)	(7)	2	-
Income tax benefit	277	3	-	-
Net income (loss)	$(476)	(5)%	$2	-%
Earnings (loss) per common share - basic and diluted	$(0.11)		$0.03

Net Revenues.  Net revenues for the three months ended June 30, 2010 were approximately $10.5 million, an increase of 37% over the revenues for the three months ended June 30, 2009 of approximately $7.7 million.  Sales in both periods consist primarily of casual game sales in North America.  The breakdown of gross sales by platform is as follows:

	Three Months Ended June 30,
	2010	2009

Nintendo Wii	83%	61%

Nintendo DS	17%	34%

Nintendo GBA	0%	1%

Microsoft Xbox	0%	4%

The biggest sellers during the 2010 period were (i) Chicken Blaster with our gun blaster for the Nintendo Wii platform, (ii) Bigfoot Collision Course on the Nintendo Wii platform, and (iii) Deal or No Deal on the Nintendo Wii platform.  The various Wii games bundled with our gun blaster and wheel peripherals accounted for approximately 35% of our revenue during the 2010 period and for most of the revenue increase from the 2009 period to the 2010 period.  The biggest sellers during the 2009 period were (i) M&M Beach Party on the Nintendo Wii platform, (ii) M&M Kart Racing on the Nintendo Wii platform, and (iii) M&M Kart Racing on the Nintendo DS platform.  The 2010 period consisted of 962,000 units sold in North America at an average gross price of $11.10, while the 2009 period consisted of approximately 1.1 million units sold in North America at an average gross price of $8.96.  The average price increase resulted primarily from the inclusion of the higher priced game bundles sold in 2010, offset, in part, by various older products that were sold at lower prices in the 2010 period than in the 2009 period.  The 2009 period included sales of 534,000 units of various products for a license that was discontinued in that period at lower than normal prices.  Net sales allowances provided to customers for returns, markdowns, price protection and other deductions was 4% of gross sales for the three months ended June 30, 2010 as compared to 15% of gross sales for the three months ended June 30, 2009 due to a large customer return in the 2009 period.  In addition, we continue to increase our customer base and distribution channels, providing us with more outlets for the sales of our products.

Gross Profit.  Gross profit for the three months ended June 30, 2010 was approximately $2.5 million, or 24% of net revenue, while the gross profit for the three months ended June 30, 2009 was $(73,000), or (1)% of net revenue.  The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues.  The Atari sales agreement was in place for all sales during the entire 2009 period and Atari’s fees recorded as a reduction in revenue during the 2009 period were approximately $842,000.  For those sales that were not distributed through Atari, the Company pays the shipping costs.  The net improvement to the gross margin in the 2010 period from the 2009 period was partially due to the reduction in the sales distributed through Atari.  Also, as part of our business plan to focus on higher margin games and more cost effective product licenses, we opted to discontinue certain lower-margin products in the 2009 period through the accelerated sale of such products at lower than normal prices.  This resulted in a significant amount of sales at very low margins which along with royalty fees and amortization of product development costs resulted in a negative overall gross margin for the 2009 period.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2010 were approximately $1.2 million as compared to approximately $1.9 million for the comparable period in 2009.  Non-cash stock-based compensation included in general and administrative expenses was $117,000 and $222,000 for the three months ended June 30, 2010 and June 30, 2009, respectively.  The reduction of headcount in New York and relocation of all general and administrative functions to Ohio resulted in decreased payroll, consulting and related costs of approximately $300,000 from the 2009 period to the 2010 period.  Costs incurred for the European office during the 2009 period were $120,000; these did not reoccur in 2010.  In addition, the 2009 period includes $150,000 of bad debt expense that did not reoccur in 2010.

Selling and Marketing Expenses.  Selling and marketing expenses increased from $662,000 to approximately $1.2 for the three months ended June 30, 2010 due primarily to additional salaries and related costs for the increased headcount for the sales and marketing team in Ohio.  The increase was also due to approximately $200,000 of costs incurred for the launch and continued marketing of the indiePub Games website during the second quarter of 2009.  Part of our digital initiative, indiePub Games is our website for independent software developers to compete for prizes and publishing contracts, and also serves as a destination site for gaming enthusiasts to play free games, vote in contests and participate in the development of innovative entertainment software.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2010 were $0 as compared to $290,000 for the three months ended June 30, 2009.  This expense was a direct result of our decision to discontinue the development of certain games in the 2009 period.

Depreciation and Amortization Expenses.  Depreciation and amortization costs for the three months ended June 30, 2010 were $491,000 as compared to $435,000 in the comparable period in 2009.  Both periods include $412,000 resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition.  The 2010 period also includes $65,000 resulting from the amortization of content intangibles obtained from the New World IP license in May 2009.  The balance relates to depreciation of fixed assets during the period.

Interest Expense.  Interest expense for the three months ended June 30, 2010 was $368,000 as compared to $1.0 million for the three months ended June 30, 2009.  The 2010 period includes $25,000 of interest on the Solutions 2 Go loan and $100,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights.  Interest paid by Zoo Publishing in the 2010 period for the receivable factoring facility was $243,000.  The 2009 period includes $698,000 of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $139,000 of interest relating to the Zoo Entertainment Notes and approximately $163,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $133,000 is non-cash interest imputed at the then market rate.  The Zoo Entertainment Notes were converted to equity in November 2009 and the Zoo Publishing notes were cancelled in June 2009; therefore, there is no interest costs related to these notes in 2010.

Gain on Legal Settlement.  During the three month period ended June 30, 2009, we settled a lawsuit brought by the former sellers of Zoo Publishing, resulting in a net gain on settlement of approximately $4.3 million.  The settlement eliminated the Company’s obligations for certain outstanding notes, employee loans and other obligations for an aggregate amount of approximately $3.9 million.  The settlement returned approximately 5.6 million shares of common stock to treasury valued at approximately $1.1 million.  The Company’s remaining cash obligations and litigation expense amounted to approximately $710,000, resulting in a net gain on settlement of approximately $4.3 million.

Income Tax Benefit.  We recorded an income tax benefit of $277,000 for the three months ended June 30, 2010 against pretax loss of $753,000.  We did not record any income tax benefit or expense for the three months ended June 30, 2009.

Earnings (loss) Per Common Share.  The basic and diluted earnings (loss) per share for the three months ended June 30, 2010 was $(0.11) based on a weighted average shares outstanding for the period of approximately 4.4 million, while the basic and diluted earnings per common share for the three months ended June 30, 2009 was $0.03, based on a weighted average shares outstanding for the period of 58,686.

For the Six Months Ended June 30, 2010 as Compared to the Six Months Ended June 30, 2009

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data) For The Six Months Ended June 30,
	2010		2009

Revenue	$27,602	100%	$21,553	100%

Cost of goods sold	21,472	78	19,225	89

Gross profit	6,130	22	2,328	11

Operating expenses:

General and administrative	2,795	10	3,260	15
Selling and marketing	2,053	7	1,525	7
Research and development	-	-	370	2
Depreciation and amortization	991	4	869	4

Total operating expenses	5,839	21	6,024	28

Income (loss) from operations	291	1	(3,696)	(17)

Interest expense, net	621	2	2,033	9
Gain on legal settlement	-	-	(4,328)	20

Loss from operations before income tax benefit	(330)	(1)	(1,401)	(7)

Income tax benefit	144	1	-	-

Net loss	$(186)	(1)%	$(1,401)	(7)%

Loss per common share - basic and diluted	$(0.07)		$(23.61)

Net Revenues.  Net revenues for the six months ended June 30, 2010 were approximately $27.6 million, an increase of 28% over the revenues for the six months ended June 30, 2009 of approximately $21.6 million.  Sales in both periods consist primarily of casual game sales in North America.

The breakdown of gross sales by platform is as follows:

	Six Months Ended June 30,
	2010	2009
Nintendo Wii	73%	62%
Nintendo DS	27%	33%
Nintendo GBA	0%	2%
Microsoft Xbox	0%	3%

The biggest sellers during the 2010 period were (i) Deal or No Deal, (ii) Chicken Blaster with our gun blaster, and (iii) Deer Drive with our gun blaster, all on the Nintendo Wii platform.  The various Wii games bundled with our gun blaster and wheel peripherals accounted for approximately 27% of our revenue during the 2010 period and for most of the revenue increase from the 2009 period to the 2010 period.  The biggest sellers during the 2009 period were (i) M&M Kart Racing, (ii) M&M Beach Party, and (iii) Deal or No Deal, all on the Nintendo Wii platform.  The 2010 period consisted of approximately 2.5 million units sold in North America at an average gross price of $11.17, while the 2009 period consisted of approximately 2.6 million units sold in North America at an average gross price of $9.58.  The average price increase resulted primarily from the inclusion of the higher priced game bundles sold in 2010, offset, in part, by various older products that were sold at lower prices in the 2010 period than in the 2009 period.  The 2009 period included sales of 534,000 units of various products for a license that was discontinued in that period at lower than normal prices.  Net sales allowances provided to customers for returns, markdowns, price protection and other deductions was 4% of gross sales for the six months ended June 30, 2010 as compared to 9% of gross sales for the six months ended June 30, 2009 due to a large customer return in the 2009 period.  In addition, we continue to increase our customer base and distribution channels, providing us with more outlets for the sales of our products.

Gross Profit.  Gross profit for the six months ended June 30, 2010 was approximately $6.1 million, or 22% of net revenue, while the gross profit for the six months ended June 30, 2009 was $2.3, or 11% of net revenue.  The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues.  The Atari sales agreement was in place for all sales during the entire 2009 period and Atari’s fees recorded as a reduction in revenue during the six months ended June 30, 2009 period were approximately $2.4 million.  For those sales that were not distributed through Atari, the Company pays the shipping costs.  The net improvement to the gross margin in the 2010 period from the 2009 period was partially due to the reduction in the sales distributed through Atari.  As part of our business plan to focus on higher margin games and more cost effective product licenses, we opted to discontinue certain lower-margin products in the 2009 period through the accelerated sale of such products at lower than normal prices.  This resulted in a significant amount of sales at very low margins which along with royalty fees and amortization of product development costs resulted in a lower overall gross margin for the 2009 period.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2010 were approximately $2.8 million as compared to $3.3 million for the comparable period in 2009.  Non-cash stock-based compensation included in general and administrative expenses was $362,000 and $244,000 for the three months ended June 30, 2010 and June 30, 2009, respectively.  The reduction of headcount in New York and relocation of all general and administrative functions to Ohio resulted in decreased payroll, consulting and related costs of approximately $135,000 from the 2009 period to the 2010 period.  Costs incurred for the European office during the 2009 period were $120,000; these did not reoccur in 2010.  In addition, the 2009 period includes $150,000 of bad debt expense and $185,000 of additional professional fees in the earlier part of the year that did not reoccur in 2010.

Selling and Marketing Expenses.  Selling and marketing expenses increased from $1.5 million for the six months ended June 30, 2009 to $2.1 for the six months ended June 30, 2010 due primarily to additional salaries and related costs for the increased headcount for the sales and marketing team in Ohio.  The increase was also due to approximately $300,000 of costs incurred for the launch and continued marketing of the indiePub Games website during 2010.  Part of our digital initiative, indiePub Games is our website for independent software developers to compete for prizes and publishing contracts, and also serves as a destination site for gaming enthusiasts to play free games, vote in contests and participate in the development of innovative entertainment software.

Research and Development Expenses.  Research and development expenses were $0 for the six months ended June 30, 2010 compared to $370,000 for the six months ended June 30, 2009.  These expenses were a direct result of our decision to discontinue the development of certain games in the 2009 period.  The Company has modified its business model to focus on casual products which carry significantly lower development risks and costs.

Depreciation and Amortization Expenses.  Depreciation and amortization costs for the six months ended June 30, 2010 were $991,000 as compared to $869,000 for the six months ended June 30, 2009.  Both periods include $823,000 resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition.  The 2010 period also includes $130,000 resulting from the amortization of content intangibles obtained from the New World IP license in May 2009.  The balance relates to depreciation of fixed assets during the period.

Interest Expense.  Interest expense for the six months ended June 30, 2010 was $621,000 as compared to approximately $2.0 million for the six months ended June 30, 2009.  The 2010 period includes $55,000 of interest on the Solutions 2 Go loan and $200,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights.  Interest paid by Zoo Publishing in the 2010 period for the receivable factoring facility was $360,000.  The six months ended June 30, 2009 includes approximately $1.4 million of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $279,000 of interest relating to the Zoo Entertainment Notes and $358,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $293,000 is non-cash interest imputed at the then market rate.  The Zoo Entertainment Notes were converted to equity in November 2009 and the Zoo Publishing notes were cancelled in June 2009; therefore, there is no interest costs related to these notes in 2010.

Gain on Legal Settlement.  During the six month period ended June 30, 2009, we settled a lawsuit brought by the former sellers of Zoo Publishing, resulting in a net gain on settlement of approximately $4.3 million.  The settlement eliminated the Company’s obligations for certain outstanding notes, employee loans and other obligations for an aggregate amount of approximately $3.9 million.  The settlement returned 9,274 shares to treasury valued at approximately $1.1 million.  The Company’s remaining cash obligations and litigation expense amounted to approximately $710,000, resulting in a net gain on settlement of approximately $4.3 million.

Income Tax Benefit.  We recorded an income tax benefit of $144,000 for the six months ended June 30, 2010 against pretax loss of $330,000.  We did not record any income tax expense or benefit for the six months ended June 30, 2009.

Loss Per Common Share.  The basic and diluted loss per share for the six months ended June 30, 2010 was $(0.07) based on a weighted average shares outstanding for the period of approximately 2.8 million, while the basic and diluted loss per common share for the six months ended June 30, 2009 was $(23.61), based on a weighted average shares outstanding for the period of 59,345.

Liquidity and Capital Resources

We incurred a net loss of $186,000 for the six months ended June 30, 2010 and a net loss of approximately $1.4 million for the six months ended June 30, 2009.  Our principal sources of cash during the six months ended June 30, 2010 were proceeds from the use of our purchase order and receivable financing arrangements, and cash generated from operations throughout the year.

Net cash used in operating activities for the six months ended June 30, 2010 was approximately $2.6 million, consisting primarily of the use of customer advances for product sales in the current period, product development costs, building inventory for future sales and an increase in receivables and due from factor as we become less dependent upon payment from Atari.  This was offset by an increase in account payable and accrued expenses due the timing of certain payments.  Net cash provided by operating activities for the six months ended June 30, 2009 was $562,000, primarily consisting of a reduction in inventory and accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2010 was $138,000, all for the purchase of fixed assets.  Net cash used in investing activities for the six months ended June 30, 2009 was $220,000, of which $162,000 was for an investment in intellectual property and $58,000 for the purchase of fixed assets.

Net cash provided by financing activities for the six month period ending June 30, 2010 was $910,000, which includes approximately $1.4 million of net borrowings from the financing facilities offset by $50,000 of payments related to prepaid offering costs and $435,000 of repayments of Solutions 2 Go customer advances.  Net cash used in financing activities for the six month period ending June 30, 2009 was $707,000 for net repayments in connection with financing facilities.

Factoring Facility

Zoo Publishing has a factoring facility with our factor, Working Capital Solutions, Inc.  (“WCS”), which utilizes existing accounts receivable in order to provide working capital to fund our continuing business operations.  Under the terms of our factoring and security agreement (the “Factoring Agreement”), our receivables are sold to the factor, with recourse.  The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable is accepted by the factor, the factor provides funding, subject to the terms and conditions of the factoring and security agreement.  The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 25%, which is deposited into a reserve account established pursuant to the agreement, less allowances and fees.  In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement.  The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open.  For the six months ended June 30, 2010 and 2009, respectively, we sold approximately $9.8 million $0 of receivables to the factor with recourse and paid fees of $245,000 during the 2010 period.  At June 30, 2010 and December 31, 2009, accounts receivable and due from factor included approximately $3.9 million and approximately $1.4 million, respectively, of amounts due from our customers to the factor.  The factor had an advance outstanding to the Company of approximately $2.6 million and $900,000 as of June 30, 2010 and December 31, 2009, respectively.

On April 1, 2010, Zoo Publishing, Zoo Games and the Company entered into a First Amendment to Factoring and Security Agreement pursuant to which the parties amended the Factoring Agreement to, among other things: (i) increase the maximum amount of funds available pursuant to the factoring facility to $5,250,000;  and (ii) extend its term to a period initially ending on April 1, 2012, subject to automatic renewal for successive one year periods unless Zoo Publishing terminates the Factoring Agreement with written notice 90 days prior to the next anniversary of the date of the Factoring Agreement, or  unless  Zoo Publishing terminates the Factoring Agreement on a date other than an anniversary date with 30 days prior written notice.

Purchase Order Facility

In addition to the receivable financing agreement with WCS, Zoo Publishing also utilizes purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacturing of video game products.  Under the terms of that certain assignment agreement (the “Assignment Agreement”), we assign purchase orders received from customers to Wells Fargo, and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which may accept or decline the assignment of specific purchase orders, retains us to manufacture, process and ship ordered goods, and pays us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods.  Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigns the applicable purchase order to us.  We pay to Wells Fargo a commitment fee in the aggregate amount of $337,500, on the earlier of the 12 month anniversary of the date of the Assignment Agreement, or the date of termination of the Assignment Agreement.  Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000.  The Assignment Agreement is for an initial term of 12 months, and continues thereafter for successive 12 month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement is renewed for one or more 12 month terms, for each such 12 month term, we agreed to pay to Wells Fargo a commitment fee in the sum of $337,500, which is payable upon the earlier of the anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

The amount outstanding to Wells Fargo as of June 30, 2010 and December 31, 2009 was approximately $449,000 and $759,000, respectively.  The interest rate is prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4%.  As of June 30, 2010 and December 31, 2009, the effective interest rate was 5.25% and 7.25%, respectively.  The charges and interest expense on the advances are included in the cost of goods sold in the accompanying condensed consolidated statement of operations and were $352,000 and $94,000 for the six months ended June 30, 2010 and 2009, respectively.

On April 6, 2010, Zoo Publishing, the Company and Wells Fargo entered into an amendment to the existing agreement.  Pursuant to the amendment, the parties agreed to, among other things: (i) increase the amount of funding available pursuant to the facility to $10,000,000; (ii) reduce the set-up funding fee to 2% and increase the total commitment fee to approximately $407,000 for the next 12 months and to $400,000 for the following 12 months if the agreement is renewed for an additional year; (ii) reduce the interest rate to prime plus 2% on outstanding advances; and (iii) extend its term until April 5, 2011, subject to automatic renewal for successive 12 month terms unless either party terminates the agreement with written notice 30 days prior to the end of the initial term or any renewal term.  In consideration for the extension, the Company paid to Wells Fargo an aggregate fee of approximately $32,000.

In connection with the Assignment Agreement, on April 6, 2009, we also entered into an amended and restated security agreement and financing statement (the “Security Agreement”) with Wells Fargo.  The Security Agreement amends and restates in its entirety that certain security agreement and financing statement, by and between Transcap Trade Finance, LLC and Zoo Publishing, dated as of August 20, 2001.  Pursuant to the Security Agreement, we granted to Wells Fargo a first priority security interest in certain of our assets as set forth in the Security Agreement, as well as a subordinate security interest in certain other of our assets (the “Common Collateral”), which security interest is subordinate to the security interests in the Common Collateral held by certain of our senior lenders, as set forth in the Security Agreement.

On February 11, 2010, we issued options to purchase 337,636 shares of common stock to each of Mark Seremet and David Rosenbaum pursuant to the Fee Letters.  The options have an exercise price of $1.50 per share and vest as follows: 72% vested immediately, 14% vest on May 12, 2010 and 14% vest on May 12, 2011.  The options were subject to the effectiveness of an amendment to our Certificate of Incorporation to effectuate a one-for-600 reverse stock split of shares of our outstanding common stock (the “Reverse Stock Split”).

Stock Split

On January 13, 2010, our Board of Directors and stockholders holding approximately 66.7% of our outstanding voting capital stock approved an amendment to our Certificate of Incorporation to authorize the reverse stock split, and our Board of Directors authorized the implementation of the reverse stock split on April 23, 2010.  Effective on May 10, 2010, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation, effecting a reverse stock split of our common stock at a ratio of one-for-600.  As a result of the Reverse Stock Split, every 600 shares of our issued and outstanding common stock were combined into one share of our common stock.

July 2010 Equity Raise

On July 12, 2010, the Company closed on an underwritten public offering of 1,600,000 shares of the Company’s common stock at a public offering price of $6.00 per share.  The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of approximately $1.7 million, were approximately $7.9 million.  The proceeds from this offering are being used to fund the development of www.indiepubgames.com and other digital initiatives, the repayment of the Solutions 2 Go advance and working capital and other general corporate purposes.

Other

As a result of a fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari.  This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari would resell the products to wholesalers and retailers that are acceptable to Atari in North America.  This agreement provides for Atari to prepay the Company for the cost of goods and pay the balance due within 15 days of shipping the product.  Atari’s fees approximate 10% of our standard selling price.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that was analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2009.  The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until June 30, 2010.

Zoo Entertainment Notes

On July 7, 2008, as amended, we entered into a note purchase agreement under which the purchasers agreed to provide loans to us in the aggregate principal amount of $9.0 million, in consideration for the issuance and delivery of senior secured convertible promissory notes.  As partial inducement to purchase the notes, we issued to the purchasers warrants to purchase 13,637 shares of our common stock.  The notes had an interest rate of five percent (5%) for the one year term of the note commencing from issuance, unless extended.  All of the warrants have a five year term and an exercise price of $6.00 per share.  In connection with the note purchase agreement, we satisfied a management fee obligation by issuing additional senior secured convertible promissory notes in the principal amount of $750,000 and warrants to purchase 1,137 shares of our common stock.  All of the warrants have a five year term and an exercise price of $6.00 per share.

On September 26, 2008, we entered into a note purchase agreement, as amended, with four investors, pursuant to which the purchasers agreed to provide a loan to us in the aggregate principal amount of $1.4 million, in consideration for the issuance and delivery of senior secured convertible promissory notes.  As partial inducement to purchase the notes, we issued to the purchasers warrants to purchase 2,122 shares of our common stock.  The notes had an interest rate of five percent (5%) for the time period beginning on September 26, 2008 and ended on November 20, 2009.  The warrants have a five year term and an exercise price of $6.00 per share.

On November 20, 2009, the requisite holders (the “Holders”) of our senior secured convertible notes issued in the aggregate principal amount of $11.15 million described above agreed that if we raised a minimum of $4.0 million of new capital, they will convert their debt into shares of Series B Preferred Stock that will ultimately convert into shares of common stock representing approximately 36.5% of our equity.  As a result of the consummation of our sale of Series A Preferred Stock resulting in gross proceeds to us of approximately $4.2 million, on November 20, 2009, approximately $11.9 million of principal plus accrued and unpaid interest underlying the notes converted into an aggregate of 1,188,439 shares of Series B Preferred Stock.  On January 13, 2010, our Board of Directors and stockholders holding approximately 66.7% of our outstanding voting capital stock approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 3,500,000,000 shares (the “Charter Amendment”).  On March 10, 2010, we filed the Charter Amendment with the Secretary of State of the State of Delaware.  The Charter Amendment increased our authorized shares of common stock from 250,000,000 shares to 3,500,000,000 shares.  Upon the filing of the Charter Amendment on March 10, 2010, all of the outstanding shares of Series B Preferred Stock automatically converted into 1,980,739 shares of our common stock.

Zoo Publishing Notes

In connection with Zoo Games’ acquisition of Zoo Publishing, there was an outstanding 3.9% promissory note for the benefit of the former shareholders of Zoo Publishing in the aggregate principal amount of $2,957,500.  Of that amount, $1,137,500 of the principal plus accrued and unpaid interest was scheduled to be paid on or before September 18, 2009 and the remaining $1,820,000 plus accrued and unpaid interest was scheduled to be paid on or before December 18, 2010.  Also in connection with the acquisition of Zoo Publishing, Zoo Games was required to pay an individual an aggregate of $608,400.  Of that amount, $292,500 was due on December 18, 2010 and $315,900 was scheduled to be paid on July 31, 2011, in cash or our common stock based on the fair market value of our common stock as of July 31, 2011, at the election of Zoo Games.  In connection with the Settlement Agreement dated June 18, 2009, all the Zoo Publishing Notes and the note to the individual were cancelled and no cash payments were required to be made for either the principal amounts of the notes or the interest accrued.  The net amount of the obligations relieved for the Zoo Publishing Notes was approximately $3.0 million and is included in the Gain on Settlement on the Consolidated Statement of Operations.

As part of the acquisition of Zoo Publishing, Zoo Games was required to pay $1,200,000 to an employee of Zoo Publishing.  Of that amount, as of June 30, 2010, Zoo Games paid $580,000 and $620,000 will be paid on July 31, 2011, in cash or our common stock based on the fair market value of our common stock as of July 31, 2011, at the election of Zoo Games.

Zoo Publishing has additional debt outstanding which debt existed prior to Zoo Games’ acquisition of that subsidiary.  As of June 30, 2010, Zoo Publishing owed approximately $300,000 as a result of the repurchase of certain stock from a former stockholder.  The terms of this note are repayment in monthly increments of $10,000.

We believe the existing cash, cash generated from operations and the equity raise described above are sufficient to meet our immediate operating requirements along with our current financial arrangements.  However, we cannot assure you that this will be the case, and we may be required to obtain alternative or additional financing to maintain or expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise.  The failure by us to obtain such financing, if needed, could have a material adverse effect upon our business, financial conditions and results of operations.

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

Revenue is recognized after deducting estimated reserves for returns and price concessions.  In specific circumstances when we do not have a reliable basis to estimate returns and price concessions or are unable to determine that collection of receivables is probable, we defer the recognition of the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivables is probable.

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

Product Development Costs

We utilize third party product developers to develop the titles we publish and we frequently enter into agreements with these developers that require us to make advance payments for game design and enhancements.  In exchange for our advance payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights for that game.  We typically enter into these agreements after we have completed the design documentation for our products.  We contract with third party developers that have proven technology and the experience and ability to build the designed video game.  As a result, technological feasibility is determined to have been achieved at the time in which we enter the agreement and we therefore capitalize such advance payments as prepaid product development costs.  On a product by product basis, we reduce prepaid product development costs and record amortization using the proportion of current year unit sales and revenues to the total unit sales and revenues expected to be recorded over the life of the title.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) Topic 808-10-15, “Accounting for Collaborative Arrangements” (“ASC 808-10-15”), which defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  Effective January 1, 2009, the Company adopted the provisions of ASC 808-10-15.  The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.  Our arrangements with third party developers are not considered collaborative arrangements because the third party developers do not have significant active participation in the design and development of the video games, nor are they exposed to significant risks and rewards as their compensation is fixed and not contingent upon the revenue that the Company will generate from sales of our product.  If we enter into any future arrangements with product developers that are considered collaborative arrangements, we will account for them accordingly.

Licenses and Royalties

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products.  Agreements with holders of intellectual property rights generally provide for guaranteed minimum royalty payments for use of their intellectual property.  When significant performance remains to be completed by the licensor, we record payments when actually paid.  Certain licenses extend over multi-year periods and encompass multiple game titles.  In addition to guaranteed minimum payments, these licenses frequently contain provisions that could require us to pay royalties to the license holder, based on pre-agreed unit sales thresholds.

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

Asset Impairment

Long-Lived Assets Including Identifiable Intangibles.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any.  In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available.  We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value.  We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.  See section above entitled “Asset Impairment.”

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

Income Taxes

Zoo Games was a limited liability company from inception until May 16, 2008 and followed all applicable United States tax regulations for a limited liability company.  Effective May 16, 2008 when Zoo Games was incorporated, it became necessary for us to make certain estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks.  These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained.  The impact of these revisions is recorded in income tax expense or benefit in the period in which they become known.

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

In June 2009, the FASB issued ASC Topic 105 which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP for all non-governmental entities, with the exception of the SEC and its staff.  ASC Topic 105 changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009.  Since it is not intended to change or alter existing GAAP, the Codification did not have any impact on our financial condition or results of operations.  Going forward, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue ASUs.  The FASB will not consider ASUs as authoritative in their own right.  These updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

Accounting Standards Updates Not Yet Effective

There are no ASUs that are effective after June 30, 2010 that are expected to have a significant effect on our consolidated financial position or results of operations.

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

We are committed to appropriately addressing this matter in 2010 and we have engaged additional qualified personnel to assist in these areas. We will continue to reassess our accounting and finance staffing levels to ensure that we have the appropriate accounting resources to handle the existing workload.

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

We are involved in various other legal proceedings and claims incident to the normal conduct of our business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, we believe that our legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved).

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

Dated: August 6, 2010

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