Form 10-Q
period 2010-09-30
Zoo Entertainment, Inc
filed 2010-11-12
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☒
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

As of November 12, 2010, there were 6,243,744 shares of the Registrant’s common stock, par value $0.001 per share, issued and 6,230,741 shares outstanding.

ZOO ENTERTAINMENT, INC.

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets

Cash	$1,222	$2,664
Accounts receivable and due from factor, net of allowances for returns and discounts of $787 and $835	13,940	4,022
Inventory	8,708	2,103
Prepaid expenses and other current assets	1,606	2,409
Product development costs, net	7,783	4,399
Deferred tax assets	379	578
Total Current Assets	33,638	16,175

Fixed assets, net	248	141
Intangible assets, net	14,304	15,733
Total Assets	$48,190	$32,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$4,493	$3,330
Financing arrangements	10,478	1,659
Customer advances	815	3,086
Accrued expenses and other current liabilities	5,705	2,333
Notes payable, current portion	120	120
Total Current Liabilities	21,611	10,528

Notes payable, non-current portion	150	180
Deferred tax liabilities	2,706	3,461
Other long-term liabilities	-	2,770

Total Liabilities	24,467	16,939

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001, 5,000,000 shares authorized
Series A, 0 issued and outstanding at September 30, 2010,
1,389,684 issued and outstanding at December 31, 2009	-	1
Series B, 0 issued and outstanding at September 30, 2010
1,188,439 issued and outstanding at December 31, 2009	-	1
Common Stock, par value $0.001, 3,500,000,000 shares
authorized, 6,243,744 issued and 6,230,741 outstanding at
September 30, 2010 and 250,000,000 authorized, 65,711
issued and 52,708 outstanding at December 31, 2009	6	-
Additional paid-in-capital	73,195	64,714
Accumulated deficit	(45,009)	(45,137)
Treasury Stock, at cost, 13,003 shares at September 30, 2010 and December 31, 2009	(4,469)	(4,469)
Total Stockholders' Equity	23,723	15,110
Total Liabilities and Stockholders' Equity	$48,190	$32,049

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$17,581	$8,583	$45,183	$30,136

Cost of goods sold	13,894	6,662	35,366	25,887

Gross profit	3,687	1,921	9,817	4,249

Operating expenses:

General and administrative (includes stock-based compensation of $127, $322, $489 and $566)	1,052	1,750	3,847	5,010
Selling and marketing	1,307	548	3,360	2,073
Research and development	-	-	-	370
Impairment of goodwill	-	14,704	-	14,704
Depreciation and amortization	506	504	1,497	1,373

Total operating expenses	2,865	17,506	8,704	23,530

Income (loss) from operations	822	(15,585)	1,113	(19,281)

Interest expense, net	(343)	(370)	(964)	(2,403)
Gain on legal settlement	-	-	-	4,328
Other income - insurance recovery	-	860	-	860

Income (loss) from operations before income tax expense	479	(15,095)	149	(16,496)

Income tax expense	(165)	-	(21)	-

Income (loss) from continuing operations	314	(15,095)	128	(16,496)

Loss from discontinued operations	-	(235)	-	(235)

Net income (loss)	$314	$(15,330)	$128	$(16,731)

Earnings (loss) per common share - basic and diluted:

Basic:
Earnings (loss) per common share from continuing operations	$0.05	$(290)	$0.03	$(290)
Loss per common share from discontinued operations	-	(5)	-	(4)
Net earnings (loss) per share	$0.05	$(295)	$0.03	$(294)

Weighted average common shares outstanding - basic	5,853,568	52,023	3,794,620	56,878

Diluted:
Earnings (loss) per common share from continuing operations	$0.04	$(290)	$0.02	$(290)
Loss per common share from discontinued operations	-	(5)	-	(4)
Net earnings (loss) per share	$0.04	$(295)	$0.02	$(294)

Weighted average common shares outstanding - diluted	7,383,590	52,023	5,577,703	56,878

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flow
For the Nine Months Ended September 30, 2010 and 2009
(in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:

Net income (loss)	$128	$(16,731)
Loss from discontinued operations	-	(235)
Net income (loss) from continuing operations	128	(16,496)

Adjustments to reconcile net income (loss) from operations to net cash used in operating activities:
Gain on legal settlement	-	(4,328)
Impairment of goodwill	-	14,704
Depreciation and amortization	1,497	1,373
Amortization of deferred debt discount	-	1,870
Deferred income taxes	(556)	-
Stock-based compensation	489	566
Other changes in assets and liabilities:
Accounts receivable and due from factor, net	(9,918)	(1,422)
Inventory	(6,605)	944
Product development costs, net	(3,384)	(401)
Customer advances	(1,686)	1,413
Prepaid expenses and other current assets	803	(2,118)
Accounts payable	1,163	(112)
Accrued expenses and other current liabilities	976	(716)

Net cash used in operating activities	(17,093)	(4,723)

Investing activities:

Purchases of fixed assets	(175)	(92)
Purchase of intellectual property	-	(162)

Net cash used in investing activities	(175)	(254)

Financing activities:

Proceeds from sale of equity securities, net of $2,000 of costs in 2010	7,592	7
Net borrowings in connection with financing facilities	8,819	2,654
(Repayment of) proceeds from Solutions 2 Go customer advances	(585)	2,000

Net cash provided by financing activities	15,826	4,661

Net decrease in cash	(1,442)	(316)

Cash at beginning of period	2,664	849

Cash at end of period	$1,222	$533

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2010
(in thousands)

	Preferred Stock
	Series A		Series B		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in- Capital	Deficit	Shares	Cost	Total

Balance at January 1, 2010	1,390	$1	1,188	$1	66	$-	$64,714	$(45,137)	13	$(4,469)	$15,110

Conversion of Series A Preferred Stock to Common Stock	(1,390)	(1)	-	-	2,316	2	(1)	-	-	-	-
Conversion of Series B Preferred Stock to Common Stock	-	-	(1,188)	(1)	1,981	2	(1)	-	-	-	-
Common Stock issued to directors	-	-	-	-	281	1	160	-	-	-	161
Issuance of management options accrued for in 2009 as a liability	-	-	-	-	-	-	403	-	-	-	403
Stock-based compensation	-	-	-	-	-	-	329	-	-	-	329
Sale of Common Stock - July 2010, net of costs of $2,000	-	-	-	-	1,600	1	7,591	-	-	-	7,592
Net income	-	-	-	-	-	-	-	128	-	-	128

Balance at September 30, 2010	-	$-	-	$-	6,244	$6	$73,195	$(45,009)	13	$(4,469)	$23,723

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

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements.  The  condensed consolidated financial statements should be read in conjunction with the Company’s management discussion and analysis contained elsewhere herein and the consolidated financial statements for the year ended December 31, 2009 included in the Company’s Registration Statement on Form S-1/A (Registration No. 333-163937), as filed on June 25, 2010. The Company’s results for the three and nine months ended September 30, 2010 might not be indicative of the results for the full year or any future period.

The condensed consolidated financial statements of the Company include the accounts of Zoo Games and its wholly-owned subsidiaries, Zoo Publishing and Zoo Entertainment Europe Ltd.  All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  The estimates affecting the condensed consolidated financial statements that are particularly significant include the recoverability of product development costs, adequacy of allowances for returns, price concessions and doubtful accounts, lives and realization of intangibles, valuation of equity instruments and the valuation of inventories.  Actual amounts could differ from these estimates.

Concentration of Credit Risk

The Company maintains cash balances at what it believes are several high quality financial institutions.  While the Company attempts to limit credit exposure with any single institution, balances often exceed Federal Deposit Insurance Corporation insurable amounts.

If the financial condition and operations of the Company’s customers deteriorate, its risk of collection could increase substantially. A majority of the Company’s trade receivables are derived from sales to major retailers and distributors.  In October 2008, the Company entered into an agreement with Atari, Inc. where sales from October 24, 2008 through March 31, 2009 for all customers that Atari deemed acceptable would be through Atari, and Atari would prepay the Company for the cost of goods and they would bear the credit risk from the ultimate customer.  This agreement was subsequently amended to include sales to certain customers through June 30, 2010.  The agreement with Atari expired on June 30, 2010 and, as of September 30, 2010, there was no receivable due from Atari.  The Company’s five largest ultimate customers accounted for approximately 83% (of which the following customers constituted balances greater than 10%:  customer A-55% and customer B-11%) and 78% (of which the following customers constituted balances greater than 10%: customer A-46% and customer B-18%) of net revenue for the three months ended September 30, 2010 and 2009, respectively.  The Company’s five largest ultimate customers accounted for approximately 81% (of which the following customers constituted balances greater than 10%: customer A-46%, customer B- 11% and customer C-12%) and 77% (of which the following customers constituted balances greater than 10%: customer A-27%, customer B-18%, customer C-14% and customer D-11%) of net revenue for the nine months ended September 30, 2010 and 2009, respectively.  These five largest customers accounted for 85% of the Company’s gross accounts receivable and due from factor as of September 30, 2010.  The Company believes that the receivable balances from its customers do not represent a significant credit risk based on past collection experience. During the nine months ended September 30, 2010 and 2009, the Company sold approximately $17.8 million and $832,000, respectively, of receivables to its factor with recourse.  The factored receivables were approximately $6.5 million and $1.4 million of the Company’s accounts receivable and due from factor, net as of September 30, 2010 and December 31, 2009, respectively.  The Company regularly reviews its outstanding receivables for potential bad debts and has had no history of significant write-offs due to bad debts.

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 808-10-15, “Accounting for Collaborative Arrangements” (“ASC 808-10-15”), defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  Effective January 1, 2009, the Company adopted the provisions of ASC 808-10-15.  The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.  The Company’s arrangements with third party developers are not considered collaborative arrangements because the third party developers do not have significant active participation in the design and development of the video games, nor are they exposed to significant risks and rewards as their compensation is fixed and not contingent upon the revenue that the Company will generate from sales of its product.  If the Company enters into any future arrangements with product developers that are considered collaborative arrangements, it will account for them accordingly.

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

Impairment of Long-Lived Assets, Including Definite Life Intangible Assets

The Company reviews all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including assets to be disposed of by sale, whether previously held and used or newly acquired.  The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value.  The estimated fair value is generally measured by discounting expected future cash flows at the Company’s incremental borrowing rate or fair value, if available.  The Company determined that no impairment for definite lived intangible assets was identified in the nine months ended September 30, 2010 or 2009.

As of September 30, 2009, the Company determined that all the goodwill then on the balance sheet was impaired and as such recorded an impairment charge of $14.7 million against the goodwill.

Revenue Recognition

The Company earns its revenue from the sale of interactive software titles developed by and/or licensed from third party developers. The Company recognizes such revenue upon the transfer of title and risk of loss to its customers.  Accordingly, the Company recognizes revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable.  The Company’s payment arrangements with customers typically provide net 30 and 60-day terms.  Advances received from customers are reported on the condensed consolidated balance sheets as customer advances and are included in current liabilities until the Company meets its performance obligations, at which point it recognizes the revenue.

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

Equity-Based Compensation

The Company issued restricted common stock and options to purchase shares of common stock of the Company to certain members of management and employees during the nine months ended September 30, 2010 and 2009.  Stock option grants vest over periods ranging from immediate to four years and expire within ten years of issuance.  Stock options that vest in accordance with service conditions amortize over the applicable vesting period using the straight-line method.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.  This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate.  These variables include, but are not limited to, the volatility of the Company’s stock price and estimated exercise behavior.  The Company used the current market price to determine the fair value of the stock price for the grant made during the period ended September 30, 2009, and used the price of the Company’s equity raise in the fourth quarter of 2009 to determine the fair value of the stock price for the grant made on February 11, 2010.  The Company used the current market price to determine the fair value of the stock price for the grant made in August 2010.  No other stock grants were made in 2010.  The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants:

	Nine Months
	Ended September 30,
	2010	2009
Risk-free interest rate	3.00%	3.45%

Expected stock price volatility	60.0%	60.0%

Expected term until exercise (years)	5	5

Expected dividend yield	None	None

For the nine months ended September 30, 2010 and 2009, the Company estimated the implied volatility for publicly traded options on its common shares as the expected volatility assumption required in the Black-Scholes option-pricing model.  The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

The fair value of the restricted common stock grants in February 2010 was determined based on the price of the Company’s equity raise in the fourth quarter of 2009 and, where appropriate, a marketability discount.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period.  A restricted stock grant, of which 199,395 shares are unvested as of September 30, 2010, is excluded from the basic EPS.  Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants, options and non-vested restricted shares outstanding during the same period.  Since the inclusion of 22,509 warrants and 4,321 options outstanding as of September 30, 2009 are anti-dilutive because the Company had net losses for the three and nine months ended September 30, 2009, they are excluded from the calculation of diluted loss per share and the diluted loss per share is the same as the basic loss per share.

The reconciliation from basic weighted average common shares outstanding to fully diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average common shares outstanding - basic	5,853,568	52,023	3,794,620	56,878
Options outstanding - dilutive	315,396	-	593,518	-
Warrants outstanding - dilutive	1,015,231	-	1,021,407	-
Non-vested shares	199,395	-	168,158	-

Weighted average common shares outstanding – diluted	7,383,590	52,023	5,577,703	56,878

Income Taxes

The Company recognizes deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse.  The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date.  Valuation allowances are established when the Company determines that it is more likely than not that such deferred tax assets will not be realized.

In accordance with the FASB Accounting Standards Codification Topic 740, the Company adopted standards that clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  As a result of the implementation, the Company did not recognize any change in its tax liability.  As of September 30, 2010, the Company believes it does not have any material unrecognized tax costs from tax positions taken during the current or any prior period.  In addition, as of September 30, 2010, tax years 2007 through 2009 remain within the statute of limitations and are subject to examination by tax jurisdictions.

Fair Value Measurement

In accordance with Topic 820 of the FASB (“Topic 820”), “Fair Value Measurements and Disclosures”, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

As of September 30, 2010 and December 31, 2009, the carrying value of cash, accounts receivable and due from factor, inventory, prepaid expenses, accounts payable, accrued expenses, due to factor, and advances from customers were reasonable estimates of the fair values because of their short-term maturity.  The carrying value of financing arrangements and notes payable are reasonable estimates of fair value because interest rates closely approximate market rates.

NOTE 3.  INVENTORY

Inventory consisted of:

	(Amounts in Thousands)
	September 30,	December 31,
	2010	2009
Finished products, net	$2,047	$1,247
Parts and supplies, net	6,661	856

Totals	$8,708	$2,103

Estimated product returns included in inventory at September 30, 2010 and December 31, 2009 were $336,000 and $261,000, respectively.

NOTE 4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	September 30,	December 31,
	2010	2009
Vendor advances for inventory	$616	$1,545
Prepaid royalties	831	474
Other prepaid expenses	159	390

Totals	$1,606	$2,409

NOTE 5.  PRODUCT DEVELOPMENT COSTS

The Company’s capitalized product development costs for the nine months ended September 30, 2010 were as follows (amounts in thousands):

Product development costs, net - December 31, 2009	$4,399
New product development costs incurred	6,115
Amortization of product development costs	(2,731)

Product development costs, net – September 30, 2010	$7,783

Amortization of product development costs for the three months ended September 30, 2010 and September 30, 2009 was approximately $1.1 million for both periods.  Amortization of product development costs for the nine months ended September 30, 2010 and September 30, 2009 was approximately $2.7 million and approximately $3.8 million, respectively.

NOTE 6.  INTANGIBLE ASSETS, NET

The following table sets forth the components of the intangible assets subject to amortization:

			(Amounts in Thousands)
			September 30, 2010		December 31, 2009
	Estimated
	Useful Lives	Gross Carrying	Accumulated	Net Book	Net Book
	(Years)	Amount	Amortization	Value	Value
Content	10	$14,965	$3,731	$11,234	$12,345
Trademarks	10	1,510	422	1,088	1,201
Customer relationships	10	2,749	767	1,982	2,187
Totals		$19,224	$4,920	$14,304	$15,733

Amortization expense related to intangible assets was $476,000 for both the three months ended September 30, 2010 and 2009, and approximately $1.4 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively.

The following table presents the amortization of intangible assets, based on the Company’s present intangible assets, as follows:

(Amounts
Year Ending December 31,	in Thousands)
Balance of 2010	$493
2011	1,922
2012	1,922
2013	1,922
2014	1,922
Thereafter	6,123
Total	$14,304

NOTE 7.  CREDIT AND FINANCING ARRANGEMENTS, ATARI AGREEMENT AND OTHER CUSTOMER ADVANCES

In connection with the Zoo Publishing acquisition, the Company entered into the following credit and finance arrangements:

Purchase Order Financing

Zoo Publishing utilizes purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacturing of video game products. Under the terms of the Company’s agreement (the “Assignment Agreement”), the Company assigns purchase orders received from customers to Wells Fargo, and requests that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which may accept or decline the assignment of specific purchase orders, retains the Company to manufacture, process and ship ordered goods, and pays the Company for its services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigns the applicable purchase order to the Company.  The Company pays to Wells Fargo a commitment fee in the aggregate amount of $337,500 on the earlier of the anniversary of the date of the Assignment Agreement or the date of termination of the Assignment Agreement.  Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000.  The Assignment Agreement is for an initial term of 12 months, and continues thereafter for successive 12 month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement is renewed for one or more 12 month terms, for each such 12 month term, the Company will pay to Wells Fargo a commitment fee in the sum of $337,500, paid on the earlier of the anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

The amounts outstanding as of September 30, 2010 and December 31, 2009 were approximately $5.9 million and $759,000, respectively, which is included in financing arrangements in the current liability section of the condensed consolidated balance sheets.  The interest rate on advances is prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4.0%. As of September 30, 2010 and December 31, 2009, the effective interest rate was 5.25% and 7.25%, respectively.  The charges and interest expense on the advances are included in the cost of goods sold in the accompanying condensed consolidated statements of operations and were $315,000 and $92,000 for the three months ended September 30, 2010 and 2009, respectively, and $667,000 and $186,000 for the nine months ended September 30, 2010 and 2009, respectively.

On April 6, 2010, Zoo Publishing, the Company and Wells Fargo entered into an amendment to the existing Assignment Agreement. Pursuant to the amendment, the parties agreed to, among other things:  (i) increase the amount of funding available pursuant to the facility to $10,000,000; (ii) reduce the set-up funding fee to 2% and increase the total commitment fee to approximately $407,000 for the next 12 months and to $400,000 for the following 12 months if the Assignment Agreement is renewed for an additional year; (iii) reduce the interest rate to prime plus 2% on outstanding advances; and (iv) extend its term until April 5, 2011, subject to automatic renewal for successive 12 month terms unless either party terminates the agreement with written notice 30 days prior to the end of the initial term or any renewal term.  In consideration for the extension, the Company paid to Wells Fargo an aggregate fee of approximately $32,000.

Receivable Financing

Zoo Publishing uses a factor to approve credit and to collect the proceeds from a portion of its sales.  In August 2008, Zoo Publishing entered into a factoring and security agreement with Working Capital Solutions, Inc. (“WCS”), which utilizes existing accounts receivable in order to provide working capital to fund all aspects of the Company’s continuing business operations.  The Company entered into a new factoring and security agreement with WCS on September 29, 2009 (the “Factoring Agreement”).  Under the terms of the Factoring Agreement, the Company sells its receivables to WCS, with recourse.  WCS, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable is accepted by WCS, WCS provides funding subject to the terms and conditions of the Factoring Agreement.  The amount remitted to the Company by WCS equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 25% which is deposited into a reserve account established pursuant to the Factoring Agreement, less allowances and fees.  In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, WCSr can require the receivable to be repurchased by the Company in accordance with the Factoring Agreement.  The amounts to be paid by the Company to WCS for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open.  Since WCS acquires the receivables with recourse, the Company records the gross receivables including amounts due from its customers to WCS and it records a liability to WCS for funds advanced to the Company from WCS. During the nine months ended September 30, 2010 and 2009, the Company sold approximately $17.8 million and $0, respectively, of receivables to WCS with recourse.  At September 30, 2010 and December 31, 2009, accounts receivable and due from WCS included approximately $6.5 million and approximately $1.4 million of amounts due from the Company’s customers to WCS, respectively.  WCS had an advance outstanding to the Company of approximately $4.6 million and $900,000 as of September 30, 2010 and December 31, 2009, respectively which is included in financing arrangements in the current liability section of the respective condensed consolidated balance sheets.  In connection with the Factoring Agreement, on September 29, 2009, Mark Seremet, President, Chief Executive Officer and a director of the Company and Zoo Games, and David Rosenbaum, the President of Operations of Zoo Publishing, entered into a Guaranty with WCS, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Factoring Agreement.

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

On October 1, 2010 Zoo Publishing, Zoo Games and the Company entered into a Second Amendment to Factoring and Security Agreement with WCS (the “WCS Second Amendment”). Pursuant to the WCS Second Amendment, the parties amended the Factoring Agreement to, among other things:  (i) increase the maximum amount of funds available pursuant to the facility to $8,000,000; and (ii) extend its term to a period initially ending on September 30, 2012, subject to automatic renewal for successive one year periods unless Zoo Publishing terminates the Factoring Agreement with written notice 90 days prior to the next anniversary of the date of the Factoring Agreement, or unless Zoo Publishing terminates the Factoring Agreement on a date other than an anniversary date with 30 days prior written notice.

Atari Agreement

As a result of a fire in October 2008 that destroyed the Company’s inventory and impacted its cash flow from operations, the Company entered into an agreement with Atari, Inc. (“Atari”).  This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari would resell the products to wholesalers and retailers that are acceptable to Atari in North America.  The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until June 30, 2010 and subsequently expired on June 30, 2010.  This agreement provided for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product.  Atari’s fees approximate 10% of the Company’s standard selling price and they have been recorded as a reduction in revenue.  During the three months ended September 30, 2009, the Company recorded approximately $2.5 million of net sales to Atari.  During the nine months ended September 30, 2010 and 2009, the Company recorded approximately $11.4 million and $23.5 million, respectively, of sales, net of the fee to Atari. As of September 30, 2010 and December 31, 2009, Atari had prepaid the Company $0 and approximately $1.5 million, respectively, for goods not yet shipped which is recorded as customer advances in current liabilities.  Also, as of September 30, 2010 and December 31, 2009, the receivable due from Atari was $0 and approximately $1.8 million, respectively, before allowances, for goods already shipped which are recorded in accounts receivable and due from factor in the condensed consolidated balance sheets.

Other Customer Advance — Solutions 2 Go, Inc.

On August 31, 2009, Zoo Publishing entered into an exclusive distribution agreement with Solutions 2 Go Inc. (“S2G Inc.”) and an Exclusive Distribution Agreement with Solutions 2 Go, LLC (“S2G LLC,” and together with S2G Inc., “S2G”), pursuant to which Zoo Publishing granted to S2G the exclusive rights to market, sell and distribute certain video games, related software and products, with respect to which Zoo Publishing owns rights, in the territories specified therein.  In connection with these distribution agreements, on August 31, 2009, the Company entered into an Advance Agreement (the “Advance Agreement”) with S2G, pursuant to which S2G made a payment to the Company in the amount of $1,999,999, in advance of S2G’s purchases of certain products pursuant to these distribution agreements.  From August 31, 2009 until recoupment of the advance in full, interest on the outstanding amount shall accrue at the rate of ten percent (10%) per annum.  Interest expense of $23,000 and $78,000 is recorded for the three and nine months ended September 30, 2010, respectively.  The amount of any unrecouped advance outstanding was scheduled to be paid in its entirety if (i) the Company receives proceeds in connection with any sale of securities, or otherwise raises additional capital, exceeding an aggregate of $5.0 million, other than under a defined anticipated qualified financing prior to September 15, 2010 or (ii) no later than September 15, 2010.  The advance is recouped from sales generated by S2G of products purchased by S2G under the distribution agreements.  A percentage of the gross margin on the S2G sales shall be applied to recoupment of the advance until the earlier of (i) the date on which the amount of the unrecouped advance has been reduced to zero or (ii) September 15, 2010, on which any unrecouped advance shall be repaid.  S2G has agreed to extend the payment of the balance and interest due until January 1, 2011 and will continue to reduce the balance due by the margin earned on sales through that period. As of September 30, 2010 and December 31, 2009, the balance remaining on the advance was approximately $815,000 and $1.4 million, respectively, and is included in customer advances in the current liabilities section of the condensed consolidated balance sheets.  Any remaining unrecouped balance will be due on January 1, 2011.  Interest no longer accrues after September 30, 2010.

In consideration of S2G entering into the Advance Agreement, the Company agreed to issue to S2G Inc. a warrant to purchase 12,777 shares of the Company’s common stock (or such other number of shares of common stock that on the warrant grant date (as defined below), represents 6% of the Company’s modified fully-diluted shares, computed as if all outstanding convertible stock, warrants and stock options that are, directly or indirectly, convertible into common stock at a price of $450 or less, have been so converted), upon the occurrence of an anticipated qualified financing, which means (i) the consummation of the sale of shares of common stock by the Company which results in aggregate gross proceeds to the Company of at least $4,000,000 and (ii) the conversion of the Company’s senior secured convertible notes (“Zoo Entertainment Notes”), in the aggregate original principal amount of $11,150,000, into shares of common stock.  The warrant will have a term of five years and an exercise price equal to $180.  The warrant was issued on August 31, 2009.  The warrant was valued at $400,000 using the Black-Scholes model and this cost was amortized over 12 months through interest expense. For the three months ended September 30, 2010 and September 30, 2009, $67,000 and $33,000, respectively, of additional interest expense was recorded in the condensed consolidated statement of operations for this advance. For the nine months ended September 30, 2010 and September 30, 2009, $267,000 and $33,000, respectively, of additional interest expense was recorded in the condensed consolidated statement of operations for this advance.

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

NOTE 8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(Amounts in Thousands)
	September 30,	December 31,
	2010	2009
Obligations from the purchase of content intangible assets ($1,844 was classified as long-term until May 2010 when the obligation due May 2011 became current)	$2,144	$300

Operating expenses	1,012	473

Due to customers	984	18

Obligations arising from acquisitions ($620 was classified as long-term until July 2010 when the obligation due in July 2011 became current)	620	233

Royalties	614	430

Interest	238	58

Obligations to compensate current and former employees	-	561

Other	93	260

Totals	$5,705	$2,333

NOTE 9.  INCOME TAXES

The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes.

The Company paid $182,000 and $20,000 to various state jurisdictions for income taxes during the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the Company had approximately $1.2 million of available capital loss carryforwards which expire in 2013.  A valuation allowance of approximately $726,000 was recognized to offset the deferred tax assets related to these carryforwards.  The Company currently does not have any capital gains to utilize against this capital loss.  If realized, the tax benefit of this item will be applied to reduce future capital gains of the Company.

As of September 30, 2010, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $1.5 million. As a result of statutory limitations, the Company will only be able to utilize approximately $160,000 of NOL and capital loss carryforwards per year.  The federal NOL will begin to expire in 2028.  The Company has state NOL carryforwards of approximately $15.6 million which will be available to offset taxable state income during the carryforward period.  The state NOL will also begin to expire in 2028.  The tax benefit of this item is reflected in the above table of deferred tax assets and liabilities.

NOTE 10.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION ARRANGEMENTS

The Company has authorized 3,500,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001 as of September 30, 2010.  All references to common stock reflect the one-for-600 reverse stock split of the Company’s common stock, par value $0.001 per share, that became effective on May 10, 2010, and all historical information has been restated to reflect the reverse stock split.

Common Stock

As of September 30, 2010, there were 6,243,744 shares of common stock issued and 6,230,741 shares of common stock outstanding.

On July 12, 2010, the Company completed the sale of 1,600,000 shares of the Company’s common stock in a public offering at a price of $6.00 per share.  The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of approximately $2.0 million, was approximately $7.6 million.

On May 4, 2010, the Company announced that its Board of Directors approved the implementation of a one-for-600 reverse stock split of its common stock pursuant to previously obtained stockholder authorization.  The Company’s common stock began trading on a post-split basis on May 11, 2010.  As a result of the reverse stock split, every 600 shares of the Company’s common stock were combined into one share of common stock.  The reverse stock split affected all of the Company’s common stock, stock options and warrants outstanding immediately prior to the effective date of the reverse stock split.  Any fractional share resulting from the reverse stock split was rounded up to the nearest whole number.  The split reduced the number of the Company’s outstanding shares of common stock from 2,778,409,829 to 4,630,741 as of May 10, 2010.

On February 11, 2010, the Board of Directors approved the issuance of 281,104 shares of restricted common stock to various members of the Board of Directors.  The fair value of the restricted common stock grants was determined to be $397,000, based on the price of the Company’s equity raise in the fourth quarter of 2009 and a marketability discount.  The stock-based compensation expense recorded in the three months and nine months ended September 30, 2010 is $25,000 and $161,000, respectively.  The remaining $236,000 will be expensed throughout the remaining vesting period of the restricted common stock grants until February 2013.

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

The following table summarizes the activity of non-vested outstanding restricted stock:

Number Outstanding
Non-Vested shares at December 31, 2009	—
Shares granted	281,104
Shares vested	(81,709)
Non-Vested shares at September 30, 2010	199,395

Preferred Stock

As of September 30, 2010, there were no shares of Series A Preferred Stock or Series B Preferred Stock issued or outstanding. As of December 31, 2009, there were 1,389,684 shares of Series A Preferred Stock and 1,188,439 shares of Series B Preferred Stock issued and outstanding.  The Series A Preferred Stock and Series B Preferred Stock automatically converted to common shares of the Company at a rate of 1:1.667 on March 10, 2010 when there was a sufficient number of common shares authorized.

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

On November 20, 2009, the Company entered into a securities purchase agreement with certain investors, consummating an approximate $4.2 million convertible preferred equity raise, pursuant to which the Company issued Series A Preferred Stock that will convert into common shares of the Company upon an increase in sufficient authorized common shares, representing 50% of the equity of the Company.  The Series A Preferred Stock have a rate of one share of Series A Preferred Stock for each $2.50 of value of the investment amount.  The Company issued 1,180,282 shares of Series A Preferred Stock on November 20, 2009.  On December 16, 2009, the Company received an additional $776,000 from certain investors and issued an additional 209,402 shares of Series A Preferred Stock.

On November 20, 2009, the Company entered into Amendment No. 6 to Senior Secured Convertible Note with the requisite holders of the Company’s outstanding senior secured convertible notes issued in the aggregate principal amount of $11,150,000.  The amendment provided that, among other things, the outstanding principal balance and all accrued and unpaid interest of $734,000 under the notes shall convert into shares of the Company’s Series B Preferred Stock upon the consummation of an investor sale that results in aggregate gross proceeds to the Company of at least $4,000,000, at a rate of one share of Series B Preferred Stock for each $10.00 of value of the note. Moreover, the amendment provided that the notes shall no longer be deemed to be outstanding and all rights with respect to the notes shall immediately cease and terminate upon the conversion, except for the right of each holder to receive the shares to which it is entitled as a result of such conversion.  The Company issued 1,188,439 shares of Series B Preferred Stock on November 20, 2009 as a result of the conversion of the above notes.

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

On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum, pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into a guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the guaranty and Loan remain in full force and effect.  If the guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, the monthly fee shall be doubled for each month thereafter until the guaranty is removed.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved the issuance of an option to purchase restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum.  Subject to the effectiveness of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock and the one-for-600 reverse stock split, on February 11, 2010, the Company issued 337,636 options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees.  The Company performed a Black-Scholes valuation to determine the value of the arrangements on February 11, 2010 to be $542,000.  Of the $542,000, $403,000 was included as stock-based compensation expense in 2009 based on the value ascribed for the period from November 20, 2009 to December 31, 2009, and was included in accrued expenses in the December 31, 2009 consolidated balance sheet.  The stock-based compensation expense recorded in the three months and nine months ended September 30, 2010 is $29,000 and $85,000, respectively.  The remaining $54,000 will be expensed throughout the remaining vesting period of the options until May 2011.

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

On August 4, 2010, the Company granted options to purchase 70,000 shares of common stock to various employees at an exercise price of $5.50 per share, pursuant to the 2007 Plan.

A summary of the status of the Company’s outstanding stock options as of September 30, 2010 and changes during the period then ended are presented below:

	September 30, 2010
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at December 31, 2009	4,321	$774.00
Granted (outside of the 2007 Plan)	1,330,917	1.71
Forfeited	(12,262)	15.23
Outstanding at September 30, 2010	1,322,976	$4.53
Options exercisable at September 30, 2010	688,251	$5.90

The fair value of options granted during the nine months ended September 30, 2010 was approximately $1.1 million, of which $403,000 was accrued for in 2009 as a liability.

The following table summarizes information about outstanding stock options at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-
Range of		Remaining	Average		Weighted-
Exercise	Number	Contractual	Exercise	Number	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$1,548.00	274	2.6	$1,548	274	$1,548
$1,350.00	235	2.9	1,350	156	1,350
$912.00	2,438	2.7	912	2,438	912
$180.00	1,250	3.2	180	417	180
$5.50	70,000	9.9	5.50	—	5.50
$2.46	573,507	9.4	2.46	104,232	2.46
$1.50	675,272	9.4	1.50	580,734	1.50
$1.50 to $1,548	1,322,976	9.4	$4.53	688,251	$5.90

The following table summarizes the activity of non-vested outstanding stock options:

	Number Outstanding	Weighted- Average Fair Value at Grant Date	Weighted- Average Remaining Contractual Life (Years)
Non-Vested options at December 31, 2009	1,485	$1,350.00	4.0
Options Granted	1,330,917	2.14	9.5
Options Vested	(685,415)	1.83	9.4
Options forfeited or expired	(12,262)	16.18	—
Non-Vested options at September 30, 2010	634,725	$3.05	9.4

As of September 30, 2010, there was $525,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.2 to 3.9 years.

The intrinsic value of options outstanding at September 30, 2010 is approximately $3.5 million.

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

As of September 30, 2010, there were 1,039,703 warrants outstanding with terms expiring in 2012 through 2014, all of which are currently exercisable.

A summary of the status of the Company’s outstanding warrants as of September 30, 2010 and changes during the period then ended are presented below:

	September 30, 2010
	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,039,703	$6.82
Granted	—	—
Exercised	—	—
Outstanding at September 30, 2010	1,039,703	$6.82
Warrants exercisable at September 30, 2010	1,039,703	$6.82

The following table summarizes information about outstanding and exercisable warrants at September 30, 2010:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$1,704.00	2,383	2.5	$1,704.00
$1,278.00	531	2.5	1,278.00
$180.00	12,777	4.0	180.00
$6.00	6,818	2.9	6.00
$0.01	1,017,194	4.0	0.01
$0.01 to $1,704.00	1,039,703	4.1	$6.82

NOTE 11.  INTEREST, NET

	(Amounts in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest arising from amortization of debt discount	$-	$180	$—	$1,870
Interest on various notes	23	190	78	533
Interest arising from amortization of Solutions 2 Go warrants	67	-	267	—
Interest on financing arrangements	253	-	619	—
Interest expense, net	$343	$370	$964	$2,403

NOTE 12.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2010 and 2009 is as follows:

	(Amounts in Thousands) Nine Months Ended September 30,
	2010	2009
Cash paid during the period for interest	$516	$-
Cash paid during the period for taxes	$182	$20

Non-cash investing and financing activities:
Transfer of option liability to equity	$403	$—
Par Value of Series A Preferred Stock converted to Common Stock	$1	$—
Par Value of Series B Preferred Stock converted to Common Stock	$1	$—

Receipt of 9,274 shares for partial settlement of litigation	$—	$1,113
Notes and obligations relieved for partial settlement of litigation	$—	$3,925
Acquisition of Intangible for long-term obligation	$—	$2,600

NOTE 13.  LITIGATION

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

NOTE 14.  RELATED PARTY TRANSACTIONS

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

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the 2007 Plan, to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3%, respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $240 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date.  The options were granted at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however, that in the event the guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the guaranty or the expiration of the ten year term of the option.  In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which:  in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the guaranty remains in full force and effect, but only until November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the guaranty remains in full force and effect, but only until November 20, 2010.  In addition, the amended Fee Letters provide that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors approved an increase in the issuance of an option to purchase restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to a 6.25% ownership interest, to each of Messrs. Seremet and Rosenbaum, respectively.  On February 11, 2010, the Company issued options to purchase 337,636 shares of common stock to each of Messrs. Seremet and Rosenbaum in consideration for their continued personal guarantees.  (See Note 10 for the valuation of the options and Note 15 for subsequent amendments to the Fee Letters.)

NOTE 15.  SUBSEQUENT EVENTS

On October 1, 2010 Zoo Publishing, Zoo Games and the Company entered into the WCS Second Amendment. Pursuant to the WCS Second Amendment, the parties amended the Factoring Agreement to, among other things:  (i) increase the maximum amount of funds available pursuant to the facility to $8,000,000; and (ii) extend its term to a period initially ending on September 30, 2012, subject to automatic renewal for successive one year periods unless Zoo Publishing terminates the Factoring Agreement with written notice 90 days prior to the next anniversary of the date of the Factoring Agreement, or unless Zoo Publishing terminates the Factoring Agreement on a date other than an anniversary date with 30 days prior written notice.

On October 1, 2010, the Company entered into an Amended and Restated Letter Agreement with each of Mark Seremet and David Rosenbaum, which amended and restated each of those Fee Letters, pursuant to which, in consideration of each of Messrs. Seremet and Rosenbaum entering into guarantees with each of: (i) Wells Fargo Bank, National Association in connection with the Company’s purchase order financing; (ii) Solutions 2 Go, Inc. to guaranty the payment of all indebtedness of the Company and its affiliates in connection with that certain Advance Agreement with Solutions 2 Go, Inc. and Solutions 2 Go, LLC; and (iii) WCS in connection with the Company’s accounts receivable financing,  the Company agreed to compensate each of Messrs. Seremet and Rosenbaum $10,000 per month and $7,000 per month, respectively, in consideration for each of their guarantees under the Company’s purchase order financing with Wells Fargo Bank, National Association, for so long as such guarantees and loan remain in full force and effect.  In addition, the amended and restated Fee Letters provide that the Company shall compensate each of Messrs. Seremet and Rosenbaum in consideration for each of their guarantees of the increased indebtedness incurred by the Company under the WCS Second Amendment, for so long as such guarantees and loan remain in full force and effect, an additional $25,000 on each of: October 1, 2010, January 1, 2011, April 1, 2011 and July 1, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following management discussion and analysis (“MD&A”) together with our Condensed Consolidated Financial Statements and Notes thereto included in this report.  This discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “could” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements.  Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” and elsewhere herein. Historical operating results are not necessarily indicative of the trends in operating results for any future period. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a developer, publisher, and distributor of interactive entertainment software targeting family-oriented mass-market consumers with retail prices ranging from $9.99 to $49.99 per title.  Unlike most video game companies, we typically conceive of game concepts internally and then utilize external development teams and resources to develop the software products.  Our entertainment software is developed for use on major consoles, handheld gaming devices, personal computers, and mobile smart-phone devices.  We currently develop and/or publish video games that operate on platforms including Nintendo’s Wii, DS, and Game Boy Advance, Sony’s PSP, PS2, and PS3, Microsoft’s Xbox 360 and Apple’s iPhone.  We also develop and seek to sell downloadable games for emerging “connected services” including Microsoft’s Xbox Live Arcade, Sony’s PlayStation 3 Network, Nintendo’s Dsiware, facebook, and for use on PCs.  In addition, as part of our digital initiative, we operate our website indiePub Games, www.indiepubgames.com, for independent software developers to compete for prizes and publishing contracts, and also serves as a destination site for gaming enthusiasts to play free games, vote in contests and participate in the development of innovative entertainment software.

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

In December 2007, Zoo Games acquired the capital stock of Zoo Publishing.  The acquisition of Zoo Publishing provided Zoo Games with North American distribution and further enhanced its experienced management team.  Zoo Publishing distributes software titles throughout North America and exploits its development expertise, in combination with its sales, marketing and licensing expertise, to target the rapidly expanding market for casual games, particularly on Nintendo’s platforms, where Zoo Publishing has experienced considerable success.  By nurturing and growing this business unit, Zoo Games believes it will be able to rapidly build a much larger distribution network, enabling it to place a significant number of software titles with major retailers.

In May 2009, we formed a new company in the United Kingdom that is a wholly-owned subsidiary of Zoo Games called Zoo Entertainment Europe Ltd. to focus on the sales and distribution of our products in Europe.  In our effort to refocus our cash on our core business operations, we discontinued the operations of Zoo Europe effective December 2009.

Results of Operations

For the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data) For The Three Months Ended September 30,
	2010		2009

Revenue	$17,581	100%	$8,583	100%
Cost of goods sold	13,894	79	6,662	78
Gross profit	3,687	21	1,921	22
Operating expenses:
General and administrative	1,052	6	1,750	20
Selling and marketing	1,307	7	548	6
Impairment of goodwill	-	-	14,704	171
Depreciation and amortization	506	3	504	6
Total operating expenses	2,865	16	17,506	204
Income (loss) from operations	822	5	(15,585)	(182)
Interest expense, net	(343)	(2)	(370)	(4)
Other income – insurance recovery	-	-	860	10
Income (loss) from operations before income tax expense	479	3	(15,095)	(176)
Income tax expense	(165)	(1)	-	-
Income (loss) from continuing operations	314	2	(15,095)	(176)
Loss from discontinued operations	-	-	(235)	(3)
Net income (loss)	$314	2%	$(15,330)	(179)%
Earnings (loss) per common share - basic	$0.05		$(295)
Earnings (loss) per common share - diluted	$0.04		$(295)

Net Revenues.  Net revenues for the three months ended September 30, 2010 were approximately $17.6 million, an increase of 105% over the revenues for the three months ended September 30, 2009 of approximately $8.6 million.  Sales in both periods consist primarily of casual game sales in North America.  The breakdown of gross sales by platform is as follows:

	Three Months Ended September 30,
	2010	2009
Nintendo Wii	74%	72%
Nintendo DS	25%	27%
SONY PS2	1%	0%
Microsoft Xbox	0%	1%

The biggest sellers during the 2010 period were (i) Martian Panic with our gun blaster for the Nintendo Wii platform, (ii) Deal or No Deal Special Edition on the Nintendo Wii platform, and (iii) Chicken Blaster with our gun blaster on the Nintendo Wii platform.  The various Nintendo Wii games bundled with our gun blaster and wheel peripherals accounted for approximately 35% of our revenue during the 2010 period and for most of the revenue increase from the 2009 period to the 2010 period.  These Nintendo Wii game bundles were comprised of 17 titles, of which no individual title accounted for more than 10% of our sales for the period. The biggest sellers during the 2009 period were (i) Deal or No Deal on the Nintendo Wii platform, (ii) Hello Kitty – Big City Dreams on the Nintendo DS platform, and (iii) Build ‘N Race on the Nintendo Wii platform.  The 2010 period consisted of approximately 1.9 million units sold in North America at an average gross price of $10.50, while the 2009 period consisted of approximately 873,000 units sold in North America at an average gross price of $9.38.  The average price increase resulted primarily from the inclusion of the higher priced game bundles sold in 2010, offset, in part, by various older products that were sold at lower prices in the 2010 period than in the 2009 period.  Sales allowances provided to customers for returns, markdowns, price protection and other deductions were 11% of gross sales for the three months ended September 30, 2010 as compared to 5% of gross sales for the three months ended September 30, 2009; the increase being due primarily to a large customer return in the 2010 period.  In addition, we continue to increase our customer base and distribution channels, providing us with more outlets for the sales of our products.

Gross Profit.  Gross profit for the three months ended September 30, 2010 was approximately $3.7 million, or 21% of net revenue, while the gross profit for the three months ended September 30, 2009 was approximately $1.9 million, or 22% of net revenue.  The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues, the amortization of product development costs relating to the current period’s revenues and interest charges and fees paid to our purchase order financing facility to build the inventory.  The slight decrease to the gross margin in the 2010 period from the 2009 period was primarily due to the higher percentage of sales to distributors in the 2010 period; our product is typically sold to distributors at a lower price than when we sell the product direct to retailers.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2010 were approximately $1.1 million as compared to approximately $1.8 million for the comparable period in 2009.  Non-cash stock-based compensation included in general and administrative expenses was $127,000 and $322,000 for the three months ended September 30, 2010 and September 30, 2009, respectively.  The elimination of headcount in New York and relocation of all general and administrative functions to Ohio resulted in decreased payroll, consulting and related costs of approximately $500,000 from the 2009 period to the 2010 period

Selling and Marketing Expenses.  Selling and marketing expenses increased from $548,000 to approximately $1.3 million for the three months ended September 30, 2010 due primarily to additional salaries and related costs for the increased headcount for the sales and marketing team in Ohio.  The increase was also due to approximately $100,000 of costs incurred for the launch and continued marketing of the indiePub Games website during the third quarter of 2010.

Impairment of Goodwill. The Company incurred a triggering event as of September 30, 2009 based on the equity infusion of approximately $4.0 million for 50% ownership in our equity and the conversion of the existing convertible debt during the fourth quarter of 2009.  As such, we performed an impairment analysis, resulting in the full impairment of goodwill of $14.7 million.

Depreciation and Amortization Expenses.  Depreciation and amortization costs for the three months ended September 30, 2010 were $506,000 as compared to $504,000 in the comparable period in 2009.  Both periods include $412,000 resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition and $65,000 resulting from the amortization of content intangibles obtained from the New World IP license in May 2009.  The balance relates to depreciation of fixed assets during the period.

Interest Expense.  Interest expense for the three months ended September 30, 2010 was $343,000 as compared to $370,000 for the three months ended September 30, 2009.  The 2010 period includes $23,000 of interest on the Solutions 2 Go loan and $67,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights.  Interest paid by Zoo Publishing in the 2010 period for the receivable factoring facility was $253,000.  The 2009 period includes $180,000 of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $139,000 of interest relating to the Zoo Entertainment Notes and $51,000 of interest releatd to the advance from Solutions 2 Go.  The Zoo Entertainment Notes were converted to equity in November 2009; therefore, there is no interest costs related to these notes in 2010.

Other Income – Insurance Recovery. During the 2009 period, our third party warehouse received $860,000 from their insurance company relating to losses incurred by us from a fire in October 2008.  Those proceeds were applied against other amounts due to the third party warehouse in 2009.

Income Tax Expense.  We recorded an income tax expense of $165,000 for the three months ended September 30, 2010 against pre-tax income of $479,000.  We did not record any income tax benefit for the three months ended September 30, 2009 since we had already maximized the allowable amount of deferred taxes.

Loss from Discontinued Operations.  During the three months ended September 30, 2009, we wrote-off $235,000 relating to the balance due from the sale of Zoo Digital in 2008 because it was determined to be uncollectible during this period.

Earnings (loss) Per Common Share.  The basic earnings per share for the three months ended September 30, 2010 was $0.05 based on a weighted average shares outstanding for the period of approximately 5.9 million and the diluted  earnings per share for the three months ended September 30, 2010 was $0.04 based on a weighted average shares outstanding for the period of approximately 7.6 million.  The basic and diluted loss per common share for the three months ended September 30, 2009 was $295, based on a weighted average shares outstanding for the period of 52,023.

For the Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data) For The Nine Months Ended September 30,
	2010		2009

Revenue	$45,183	100%	$30,136	100%

Cost of goods sold	35,366	78	25,887	86

Gross profit	9,817	22	4,249	14

Operating expenses:

General and administrative	3,847	9	5,010	17
Selling and marketing	3,360	7	2,073	7
Research and development	-	-	370	1
Impairment of goodwill	-	-	14,704	49
Depreciation and amortization	1,497	3	1,373	5

Total operating expenses	8,704	19	23,530	78

Income (loss) from operations	1,113	2	(19,281)	(64)

Interest expense, net	(964)	(2)	(2,403)	(8)
Gain on legal settlement			4,328	14
Other income – insurance recovery	-	-	860	3

Income (loss) from operations before income tax expense	149	-	(16,496)	(55)

Income tax expense	(21)	-	-	-

Income (loss) from continuing operations	128	-	(16,496)	(55)

Loss from discontinued operations	-	-	(235)	(1)

Net income (loss)	$128	-%	$(16,731)	(56)%

Earnings (loss) per common share - basic	$0.03		$(294)
Earnings (loss) per common share - diluted	$0.02		$(294)

Net Revenues.  Net revenues for the nine months ended September 30, 2010 were approximately $45.2 million, an increase of 50% over the revenues for the nine months ended September 30, 2009 of approximately $30.1 million.  Sales in both periods consist primarily of casual game sales in North America.

The breakdown of gross sales by platform is as follows:

	Nine Months Ended September 30,
	2010	2009
Nintendo Wii	73%	65%
Nintendo DS	27%	31%
Microsoft Xbox	0%	2%
Sony PS2	0%	2%

The biggest sellers during the 2010 period were (i) Deal or No Deal on the Nintendo Wii platform, (ii) Deer Drive with our gun blaster for the Nintendo Wii platform, and (iii) Martian Panic with our gun blaster for the Nintendo Wii platform.  The various Nintendo Wii games bundled with our gun blaster and wheel peripherals accounted for approximately 31% of our revenue during the 2010 period and for most of the revenue increase from the 2009 period to the 2010 period.  These Nintendo Wii game bundles were comprised of 17 titles, of which no individual title accounted for more than 10% of our sales for the period. The biggest sellers during the 2009 period were (i) Deal or No Deal,  (ii) M&M Kart Racing and (iii) M&M Beach Party, all on the Nintendo Wii platform.  The 2010 period consisted of approximately 4.4 million units sold in North America at an average gross price of $10.41, while the 2009 period consisted of approximately 3.4 million units sold in North America at an average gross price of $9.54.  The average price increase resulted primarily from the inclusion of the higher priced game bundles sold in 2010, offset, in part, by various older products that were sold at lower prices in the 2010 period than in the 2009 period.  Sales allowances provided to customers for returns, markdowns, price protection and other deductions were 7% of gross sales for the nine months ended September 30, 2010 as compared to 8% of gross sales for the nine months ended September 30, 2009.  The sales allowances in both periods included certain product returned that were subsequently sold or will be sold to other customers.  In addition, we continue to increase our customer base and distribution channels, providing us with more outlets for the sales of our products.

Gross Profit.  Gross profit for the nine months ended September 30, 2010 was approximately $9.8 million, or 22% of net revenue, while the gross profit for the nine months ended September 30, 2009 was $4.3, or 14% of net revenue.  The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues, the amortization of product development costs relating to the current period’s revenues and interest charges and fees paid to our purchase order financing facility to build the inventory.   The Atari sales agreement was in place for all sales during the entire 2009 period and Atari’s fees recorded as a reduction in revenue during the nine months ended September 30, 2009 were approximately $2.7 million.  For the nine months ended September 30, 2010, Atari’s fees recorded as a reduction in revenue were approximately $1.1 million.  For those sales that were not distributed through Atari, the Company pays the shipping costs.  The net improvement to the gross margin in the 2010 period from the 2009 period was partially due to the reduction in the sales distributed through Atari.  As part of our business plan to focus on higher margin games and more cost effective product licenses, we opted to discontinue certain lower-margin products in the 2009 period through the accelerated sale of such products at lower than normal prices.  This resulted in sales at very low margins, which along with related royalty fees and amortization of product development costs resulted in a lower overall gross margin for the 2009 period.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2010 were approximately $3.8 million as compared to $5.0 million for the comparable period in 2009.  Non-cash stock-based compensation included in general and administrative expenses was $489,000 and $566,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively.  The elimination of headcount in New York and relocation of all general and administrative functions to Ohio resulted in decreased payroll, consulting and related costs of approximately $700,000 from the 2009 period to the 2010 period.  Costs incurred for the European office during the 2009 period were $120,000; these did not reoccur in 2010.  In addition, the 2009 period includes $150,000 of bad debt expense and $185,000 of additional professional fees in the earlier part of the year that did not reoccur in 2010.

Selling and Marketing Expenses.  Selling and marketing expenses increased from $2.1 million for the nine months ended September 30, 2009 to $3.4 million for the nine months ended September 30, 2010 due primarily to additional salaries and related costs for the increased headcount for the sales and marketing team in Ohio.  The increase was also due to approximately $400,000 of costs incurred for the launch and continued marketing of the indiePub Games website during 2010.

Research and Development Expenses.  Research and development expenses were $0 for the nine months ended September 30, 2010 compared to $370,000 for the nine months ended September 30, 2009.  These expenses were a direct result of our decision to discontinue the development of certain games in the 2009 period.  The Company has modified its business model to focus on casual products which carry significantly lower development risks and costs.

Impairment of Goodwill. The Company incurred a triggering event as of September 30, 2009 based on the equity infusion of approximately $4.0 million for 50% ownership in our equity and the conversion of the existing convertible debt during the fourth quarter of 2009.  As such, we performed an impairment analysis, resulting in the full impairment of goodwill of $14.7 million.

Depreciation and Amortization Expenses.  Depreciation and amortization costs for the nine months ended September 30, 2010 were approximately $1.5 million as compared to approximately $1.4 million for the nine months ended September 30, 2009.  Both periods include approximately $1.2 million resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition. The 2010 period includes $195,000 resulting from the amortization of content intangibles obtained from the New World IP license in May 2009, while the 2009 period only includes $65,000 for the amortization of those content intangibles.  The balance relates to depreciation of fixed assets during the period.

Interest Expense.  Interest expense for the nine months ended September 30, 2010 was $964,000 as compared to approximately $2.4 million for the nine months ended September 30, 2009.  The 2010 period includes $78,000 of interest on the Solutions 2 Go loan and $267,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights.  Interest paid by Zoo Publishing in the 2010 period for the receivable factoring facility was $619,000.  The nine months ended September 30, 2009 includes approximately $1.6 million of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $418,000 of interest relating to the Zoo Entertainment Notes and $358,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $293,000 is non-cash interest imputed at the then market rate.  The Zoo Entertainment Notes were converted to equity in November 2009 and the Zoo Publishing notes were cancelled in June 2009; therefore, there is no interest costs related to these notes in 2010.

Gain on Legal Settlement.  During the nine month period ended September 30, 2009, we settled a lawsuit brought by the former sellers of Zoo Publishing, resulting in a net gain on settlement of approximately $4.3 million.  The settlement eliminated the Company’s obligations for certain outstanding notes, employee loans and other obligations for an aggregate amount of approximately $3.9 million.  The settlement returned 9,274 shares to treasury valued at approximately $1.1 million.  The Company’s remaining cash obligations and litigation expense amounted to approximately $710,000, resulting in a net gain on settlement of approximately $4.3 million.

Other Income – Insurance Recovery. During the 2009 period, our third party warehouse received $860,000 from their insurance company relating to losses incurred by us from a fire in October 2008.  Those proceeds were applied against other amounts due to the third party warehouse and are reported as Other Income in 2009.

Income Tax Expense.  We recorded an income tax expense of $21,000 for the nine months ended September 30, 2010 against pre-tax income of $149,000.  We did not record any income tax benefit for the nine months ended September 30, 2009 since we had already maximized the allowable amount of deferred taxes.

Loss from Discontinued Operations.  During the nine months ended September 30, 2009, we wrote-off $235,000 relating to the balance due from the sale of Zoo Digital in 2008 because it was determined to be uncollectible during this period.

Earnings (loss) Per Common Share.  The basic earnings per share for the nine months ended September 30, 2010 was $0.03 based on a weighted average shares outstanding for the period of approximately 3.7 million and the diluted  earnings per share for the nine months ended September 30, 2010 was $0.02 based on a weighted average shares outstanding for the period of approximately 6.0 million.  The basic and diluted loss per common share for the nine months ended September 30, 2009 was $294, based on a weighted average shares outstanding for the period of 56,878.

Liquidity and Capital Resources

We incurred net income of $128,000 for the nine months ended September 30, 2010 and a net loss of approximately $16.7 million for the nine months ended September 30, 2009.  Our principal sources of cash during the nine months ended September 30, 2010 were proceeds from the sale of equity securities, the use of our purchase order and receivable financing arrangements, and cash generated from operations throughout the period.

Net cash used in operating activities for the nine months ended September 30, 2010 was approximately $17.1 million, consisting primarily of (i) an increase in receivables and due from factor resulting from increased sales of our products on standard payment terms during the period ended September 30, 2010 as compared to sales through a distributor that were primarily prepaid during the period prior to December 31, 2009, (ii) building inventory for projected sales for the fourth quarter of 2010 and (iii) product development costs incurred in connection with video games for release in the 2010 and 2011 periods.  This was offset by an increase in accounts payable and accrued expenses due to the timing of certain payments.  Net cash used in operating activities for the nine months ended September 30, 2009 was approximately $4.7 million, primarily consisting of an increase in accounts receivable and due from factor and prepaid inventory.

Net cash used in investing activities for the nine months ended September 30, 2010 was $175,000, all for the purchase of fixed assets.  Net cash used in investing activities for the nine months ended September 30, 2009 was $254,000, of which $162,000 was for an investment in intellectual property and $92,000 for the purchase of fixed assets.

Net cash provided by financing activities for the nine month period ended September 30, 2010 was approximately $15.8 million, which includes: (i) approximately $7.6 million of proceeds, net of costs of approximately $2.0 million, from the sale of equity securities in July 2010, (ii) approximately $8.8 million of net borrowings from the purchase order and receivable financing facilities, (iii) offset by $585,000 of reductions to the customer advances from Solutions 2 Go.  Net cash provided by financing activities for the nine month period ended September 30, 2009 was approximately $4.7 million, consisting of $2.0 million from the Solutions 2 Go advance and approximately $2.7 million of net proceeds in connection with the purchase order and receivable financing facilities.

Factoring Facility

Zoo Publishing has a factoring facility with Working Capital Solutions, Inc.  (“WCS”), which utilizes existing accounts receivable in order to provide working capital to fund our continuing business operations.  Under the terms of our factoring and security agreement (the “Factoring Agreement”), our receivables are sold to WCS, with recourse.  WCS, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable is accepted by WCS, WCS provides funding, subject to the terms and conditions of the Factoring Agreement.  The amount remitted to us by WCS equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 25%, which is deposited into a reserve account established pursuant to the agreement, less allowances and fees.  In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the Factoring Agreement.  The amounts to be paid by us to WCS for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open.  For the nine months ended September 30, 2010 and 2009, we sold approximately $17.8 million $0, respectively, of receivables to WCS with recourse and paid fees of $494,000 during the 2010 period.  At September 30, 2010 and December 31, 2009, accounts receivable and due from WCS included approximately $6.5 million and approximately $1.4 million, respectively, of amounts due from our customers to WCS.  WCS had an advance outstanding to the Company of approximately $4.6 million and $900,000 as of September 30, 2010 and December 31, 2009, respectively.

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

On October 1, 2010, Zoo Publishing, Zoo Games and the Company entered into a Second Amendment to Factoring and Security Agreement pursuant to which the parties amended the Factoring Agreement to, among other things: (i) increase the maximum amount of funds available pursuant to the factoring facility to $8,000,000;  and (ii) extend its term to a period initially ending on September 30, 2012, subject to automatic renewal for successive one year periods unless Zoo Publishing terminates the Factoring Agreement with written notice 90 days prior to the next anniversary of the date of the Factoring Agreement, or  unless  Zoo Publishing terminates the Factoring Agreement on a date other than an anniversary date with 30 days prior written notice.

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

The amount outstanding to Wells Fargo as of September 30, 2010 and December 31, 2009 was approximately $5.9 million and $759,000, respectively.  The interest rate is prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4%.  As of September 30, 2010 and December 31, 2009, the effective interest rate was 5.25% and 7.25%, respectively.  The charges and interest expense on the advances are included in the cost of goods sold in the accompanying condensed consolidated statement of operations and were $667,000 and $186,000 for the nine months ended September 30, 2010 and 2009, respectively.

On April 6, 2010, Zoo Publishing, the Company and Wells Fargo entered into an amendment to the existing Assignment Agreement.  Pursuant to the amendment, the parties agreed to, among other things: (i) increase the amount of funding available pursuant to the facility to $10,000,000; (ii) reduce the set-up funding fee to 2% and increase the total commitment fee to approximately $407,000 for the next 12 months and to $400,000 for the following 12 months if the Assignment Agreement is renewed for an additional year; (iii) reduce the interest rate to prime plus 2% on outstanding advances; and (iv) extend its term until April 5, 2011, subject to automatic renewal for successive 12 month terms unless either party terminates the Assignment Agreement with written notice 30 days prior to the end of the initial term or any renewal term.  In consideration for the extension, the Company paid to Wells Fargo an aggregate fee of approximately $32,000.

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

On February 11, 2010, we issued options to purchase 337,636 shares of common stock to each of Mark Seremet and David Rosenbaum pursuant to the Fee Letters.  The options have an exercise price of $1.50 per share and vest as follows: 72% vested immediately, 14% vest on May 12, 2010 and 14% vest on May 12, 2011.  The options were subject to the effectiveness of an amendment to our Certificate of Incorporation to effectuate a one-for-600 reverse stock split of shares of our outstanding common stock.

On October 1, 2010, we entered into an Amended and Restated Letter Agreement with each of Mark Seremet and David Rosenbaum, which amended and restated each of the Fee Letters, pursuant to which, in consideration of each of Messrs. Seremet and Rosenbaum entering into guarantees with each of: (i) Wells Fargo Bank, National Association in connection with our purchase order financing; (ii) Solutions 2 Go, Inc. to guaranty the payment of all indebtedness of the Company and its affiliates in connection with that certain Advance Agreement with Solutions 2 Go, Inc. and Solutions 2 Go, LLC; and (iii) WCS in connection with our accounts receivable financing,  we agreed to compensate each of Messrs. Seremet and Rosenbaum $10,000 per month and $7,000 per month, respectively, in consideration for each of their guarantees under the our purchase order financing with Wells Fargo Bank, National Association, for so long as such guarantees and loan remain in full force and effect.  In addition, the amended and restated Fee Letters provide that we shall compensate each of Messrs. Seremet and Rosenbaum in consideration for each of their guarantees of the increased indebtedness incurred by the Company under the WCS Second Amendment, for so long as such guarantees and loan remain in full force and effect, $25,000 on each of: October 1, 2010, January 1, 2011, April 1, 2011 and July 1, 2011.

July 2010 Equity Raise

On July 12, 2010, the Company closed on an underwritten public offering of 1,600,000 shares of the Company’s common stock at a public offering price of $6.00 per share.  The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of approximately $2.0 million, were approximately $7.6 million.  The proceeds from this offering are being used to fund working capital, the development of www.indiepubgames.com and other digital initiatives and other general corporate purposes.

Other

As a result of a fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari.  This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari would resell the products to wholesalers and retailers that are acceptable to Atari in North America.  This agreement provides for Atari to prepay the Company for the cost of goods and pay the balance due within 15 days of shipping the product.  Atari’s fees approximate 10% of our standard selling price.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that was analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2009.  The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until June 30, 2010. Such agreement expired on June 30, 2010

Zoo Entertainment Notes

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

As part of the acquisition of Zoo Publishing, Zoo Games was required to pay $1,200,000 to an employee of Zoo Publishing.  Of that amount, as of September 30, 2010, Zoo Games paid $580,000 and $620,000 will be paid on July 31, 2011, (See Note 8) in cash or our common stock based on the fair market value of our common stock as of July 31, 2011, at the election of Zoo Games.

Zoo Publishing has additional debt outstanding which debt existed prior to Zoo Games’ acquisition of that subsidiary.  As of September 30, 2010, Zoo Publishing owed approximately $270,000 as a result of the repurchase of certain stock from a former stockholder.  The terms of this note are repayment in monthly increments of $10,000.

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 808-10-15, “Accounting for Collaborative Arrangements” (“ASC 808-10-15”), defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  Effective January 1, 2009, the Company adopted the provisions of ASC 808-10-15.  The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.  Our arrangements with third party developers are not considered collaborative arrangements because the third party developers do not have significant active participation in the design and development of the video games, nor are they exposed to significant risks and rewards as their compensation is fixed and not contingent upon the revenue that the Company will generate from sales of our product.  If we enter into any future arrangements with product developers that are considered collaborative arrangements, we will account for them accordingly.

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

In June 2009, the FASB issued ASC Topic 105 which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP for all non-governmental entities, with the exception of the SEC and its staff.  ASC Topic 105 changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009.  Since it is not intended to change or alter existing GAAP, the Codification did not have any impact on our financial condition or results of operations.  Going forward, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  These updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

Accounting Standards Updates Not Yet Effective

There are no ASUs that are effective after September 30, 2010 that are expected to have a significant effect on our consolidated financial position or results of operations.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except as amended, updated and supplemented by the Company’s subsequent filings with the SEC, including the Company’s Registration Statement on Form S-1/A (Registration No. 333-163937), as filed on June 25, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ..

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (Removed and Reserved).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS .

10.1
Underwriting Agreement, by and between the Company and Roth Capital Partners, LLC, as representative of the several underwriters named in Schedule I thereto, dated July 7, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2010).

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

Dated: November 12, 2010

ZOO ENTERTAINMENT, INC

/s/ Mark Seremet
Mark Seremet
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David Fremed
David Fremed
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1
Underwriting Agreement, by and between the Company and Roth Capital Partners, LLC, as representative of the several underwriters named in Schedule I thereto, dated July 7, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2010).

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.