Form 10-K
period 2010-12-31
Zoo Entertainment, Inc
filed 2011-04-15
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............ to .............

Commission file number 333-124829

ZOO ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-1033391
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3805 Edwards Rd., Suite 400
Cincinnati, Ohio 45209
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (513) 824-8297

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $26,353,680 based upon the closing sale price of $8.00 on the OTC Bulletin Board for that date. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares of common stock of registrant outstanding as of April 11, 2011 was 6,243,689.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2011 Annual Meeting of Stockholders, presently scheduled to be held on June 8, 2011, are incorporated by reference into Part III of this Form 10-K.

ZOO ENTERTAINMENT, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other things: our business strategy, our ability to obtain financing, our financial performance, the introduction of new products and market acceptance of new and existing products, expectations regarding the size of our market, our competitive position, demand for our products, our ability to increase revenue, our inability to enter into license agreements with manufacturers of game platforms, our ability to maintain the listing of our shares of common stock on The NASDAQ Capital Market, the costs of recruiting and retaining key employees, the lack of market for our shares of common stock, global economic conditions, compliance with applicable laws, our ability to continue operating as a going concern entity, and our liquidity.

Any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Annual Report on Form 10-K will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the Risk Factors set forth under Item 1A. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

In this report, “Zoo,” the “Company,” “we,” “us,” and “our” refer to Zoo Entertainment, Inc. through its operating subsidiaries, Zoo Games, Inc. and Zoo Publishing, Inc.

ITEM 1.            BUSINESS.

Overview

We are a developer, publisher, and distributor of interactive entertainment software for both retail and digital distribution channels. Our retail business complements our digital strategy, allowing us access to the growing market and popularity of user-generated content. Our disc-based retail software targets family-oriented mass-market consumers with retail prices ranging from $9.99 to $49.99 per title. Our entertainment software is developed for use on major consoles, handheld gaming devices, personal computers, tablets, and mobile smart-phone devices. We currently develop and/or publish video games that operate on platforms including Nintendo’s Wii, DS and 3DS, Sony’s PlayStation 3, Microsoft’s Xbox 360 and its controller-free accessory, Kinect, Android mobile devices and iOS devices, including iPod Touch, iPad and iPhone. We also develop and publish downloadable games for “connected services” including mobile devices, Microsoft’s Xbox Live Arcade (XBLA), Sony’s PlayStation Network (PSN), Nintendo’s DsiWare, Facebook, and Steam, a platform for hosting and selling downloadable PC/Mac software.

On March 9, 2011, we incorporated our wholly-owned subsidiary, indiePub, Inc., in the State of Delaware. IndiePub fosters the independent gaming community by playing host to independent game developers and players and providing developers with the resources they need to collaborate, publish and create great games. We operate indiePub (www.indiepub.com), an innovative content creation site that is designed to capitalize on opportunities in the emerging and high-growth digital entertainment space by serving as a source for content for future development and eventual publication.

Our current overall business strategy has shifted with the changes we are seeing within the industry. We are gradually phasing out our retail business of family-oriented, often-branded console titles, and shifting our focus to digital downloadable content on platforms such as XBLA and PSN, as well as mobile gaming. Our digital business focuses on bringing fresh, innovative content to digital distribution channels, as well as mobile devices. Sourcing content from indiePub is one way in which we acquire new intellectual property for development and publication for digital distribution.

Historically, some of our titles have been based on licenses of well-known properties such as Jeep, Hello Kitty, Bigfoot, Shawn Johnson, and Remington, and in other cases, based on our original intellectual property. Our games span a diverse range of categories, including sports, family, racing, game-show, strategy and action-adventure, among others. In addition, we have developed video game titles that were bundled with unique accessories such as fishing rods, bows, steering wheels, and guns, which helped to differentiate our products and provided additional value to the consumer. Our focus was on high-quality products with great value while simultaneously putting downward pressure on our development expenditures and time to market.

Corporate Information

Our principal executive offices are located at 3805 Edwards Road, Suite 400, Cincinnati, Ohio 45209 and our telephone number is (513) 824-8297. Our website address is www.zoogamesinc.com. We have not incorporated by reference in this Annual Report on Form 10-K the information on, or accessible through, our website.

Industry Overview

The interactive entertainment software market is composed of two primary markets. The first is the console systems market, which is comprised of software and accessories created for dedicated game consoles that use a television as a display. The most recently released console systems include Sony’s PS3, Microsoft’s Xbox 360, and Nintendo’s Wii. The most recently released accessories for console systems include the PlayStation Move and Microsoft’s Kinect for Xbox 360. The second primary market is software created for digital distribution through online networks such as Xbox Live Arcade, PlayStation Network, Steam for PC software, and Facebook for social Massively Multiplayer Online (MMO) gaming. This market also includes mobile software for iOS and Android devices, as well as tablets. In addition to these primary markets, other viable markets exist for handheld systems, including Sony’s PSP and Nintendo’s DS and 3DS.

Until recently, the interactive entertainment software market was composed of video game hardware platforms, video game software titles and peripherals. Within the industry, combined sales of hardware, software and game peripherals were $18.58 billion in the U.S. market in 2010 as reported by an independent research firm, NPD Group. Of that total, hardware sales were $6.29 billion, software sales totaled $9.3 billion, and peripheral accessory sales increased to $2.93 billion, due largely in part to the introduction of the PlayStation Move and Kinect motion-sensing systems. The industry, which started in the 1970’s and 1980’s with titles such as Pong and Pac-Man, continues to expand into new market opportunities and is expected to reach $68.3 billion by 2012 with software revenues alone projected to reach $34.7 billion and to grow at a compound annual rate of just over 10% through 2013. More than half of all Americans claim to play personal computer and video games. The average video game player is 34 years old and has been playing for nearly 12 years.

With platforms such as the PS3, Xbox 360, Wii and the proliferation of high-speed Internet connections creating additional opportunities for overall market growth, the subsequent online platforms (Xbox Live Arcade, PlayStation Network and the Wii Shop Channel) have seen a rapid rise. According to DFC Intelligence, digitally distributed content on these platforms will surpass $13 billion by 2012, with 40% of all online game revenue coming from the sale of in-game items; in-game items are additional content that can be purchased within the game itself online, i.e. additional levels, character customizations, etc. The online gaming experience has expanded both the audience and the revenue opportunities for the industry, offering casual experiences for the occasional gamer, but also large-scale, subscription-based multi-player experiences for more sophisticated gamers. With 30 million users on Xbox Live and 60 million on PlayStation Network, the industry is rapidly increasing and shifting its focus to creating content for digital distribution and meeting the demands of end-users.

Adding to the opportunities within the digital distribution model, mobile and social gaming have become an increasingly sought after space within the industry. With almost 300 million smartphones shipped worldwide in 2010 and 56.8 million U.S. consumers having played a game on a social network, both markets are viable for large and small publishers alike.

We believe that the overall growth trends within the interactive entertainment software industry are strong and with new market opportunities, the content becomes more innovative and the distribution channels increase, primarily for our digital products. In addition, we believe that the global popularity of video games, coupled with the growing base of available markets, will continue to permit publishers to substantially grow revenues and profits for the foreseeable future.

Interactive Entertainment Software Markets

Console Systems.   The console systems market is currently dominated by three major platforms: Microsoft’s Xbox 360, Sony’s PS3 and Nintendo’s Wii. These systems now have a worldwide install base of over 183 million units. The console market is characterized by generational transitions in the hardware (e.g., Sony’s PlayStation 1 to PS2), which traditionally have been times of adaptation for existing publishers and times of opportunity for emerging publishers.

With the launch of the Wii Balance Board accessory for the Nintendo Wii in 2007, competing console peripherals for PlayStation 3 and Xbox 360 were only a matter of time. Microsoft’s Kinect for Xbox 360 launched in November 2010, providing users with a controller-free gaming experience: the accessory sold more than 2.5 million units within a month of its launch, with its overall sales topping 8 million units to date. Sony’s new motion sensing PlayStation Move controller has moved more than 4 million units since its launch in September 2010. Used in combination with the PlayStation Eye camera technology, the Move offers a new augmented reality for gamers, detecting the precise movement and position of the user playing the game. Advancements in the console peripherals offer a new stream of opportunities for us and other publishers, allowing for the development and publication of software that specifically supports next generation peripherals.

PC Systems.  With estimates that nearly 77% of U.S. households will have at least one broadband connected computer by 2012, PC gaming is a market with great penetration. The PC Gaming Alliance’s annual Horizon report shows a worldwide increase in PC revenue to $16.2 billion in 2010. Digital distribution of PC software is expected to drive growth in PC gaming by an average of 9% per year through 2014, creating a resurgence of increased market share within the gaming industry for the PC market.

Mobile Devices.  According to a study conducted to PopCap Games, one-third of all mobile phone users are mobile gamers, with 83% of smartphone owners using their device for gaming on a regular basis. With smartphones expected to reach 450 million units in sales by the end of 2012, and jumping another 200 million to reach a total of over 650 million units sold by 2013, the penetration alone is conducive to market growth. Poised to hit $10 billion in sales by 2014, the mobile gaming market is seeing exponential growth, as are the opportunities for publication.

Handheld Systems.  The vitality of the handheld gaming business is evident: the Sony PSP has topped over 60 million units sold and the Nintendo DS has sold more than 144 million units worldwide as of December 2010, the most successful handheld gaming console in the marketplace. This success has fueled Nintendo to release a new handheld platform this March, the 3DS. Anticipated sales for the first week of the glasses-free 3D handheld are estimated at 4 million units.

Internet.   The next generation of hardware is resulting in a significantly higher percentage of consoles being connected to the internet. Publishers are generating new revenue streams from the sale of downloadable console games and other micro-transaction based games. Using systems such as Xbox Live Arcade and PlayStation Network, publishers now have the ability to distribute downloadable products over the internet. In addition, the online games market continues on its high growth path, with worldwide revenue expected to reach $11.8 billion in 2011, which will account for one-third of the total games software market.

Social networking is estimated to currently account for 23% of all time spent online in the U.S. On Facebook alone, more than 500 million active users spend over 700 billion minutes per month on the leading social networking site.  Zynga, developer of numerous popular Facebook games, had an annualized revenue of $300 million in 2009, but almost tripled its revenue in 2010 with $850 million, indicating an impressive growth within the market. The social gaming market is expected to surpass $1 billion this year as it continues on its meteoric rise as a very profitable revenue center for developers and publishers.

We believe the outlook for the various gaming market segments is very strong, growing rapidly in many segments, and accessible to us.

Strategy

Our objective is to become a leader in the emerging digital distribution of casual content utilizing our experience, knowledge and reputation as a leading provider of casual entertainment software through traditional video game distribution channels.

We intend to capitalize on the expanding demographics of video game players and continue to focus on leveraging strong third party developers and user-generated content to grow a profitable business.

Digital

We have a full end-to-end digital distribution strategy. We recently launched the indiePub Games community and competition website, www.indiePub.com, where independent developers compete for cash prizes and the opportunity to be published by us across all platforms (consoles, online and/or mobile). Consumers have access to hundreds of free games and vote on their favorites to help determine what games see broader exposure. This model of user-generated intellectual property and crowd-sourced game ideas not only lowers the cost of game development and publication, but also allows for valuable pre-production consumer testing and feedback as part of the daily activity of people playing, rating and commenting on independent games.

We will also seek to create and sell downloadable games for emerging digital connected services, including Microsoft’s Xbox Live Arcade, Sony’s PlayStation 3 Network and Nintendo’s Virtual Console, and for use on PCs.

Retail

Historically, we have viewed our retail operations as our core business which provided enormous exposure and generated cash flows allowing us to explore our digital strategies. We grew and continue to exploit our extensive catalog of games, which currently exceeds 100 different titles. Some tactical initiatives that we used to grow our business through retail channels include the following:

Leverage Our Management Team’s Relationships to Increase Distribution of Our Products.  Our executive management team is comprised of various individuals with deep backgrounds and expertise in building and managing successful interactive entertainment software companies. The current executive team includes the founders and former operators of Take Two Interactive Software, Jack of All Games and Paragon Software. Collectively, the management team has over 75 years of experience growing and operating video game companies and has deep and long-lasting relationships with many of the leading video game retailers. We have leveraged these relationships to increase our penetration within existing retailers and to expand our distribution into new retailers.

Create Value Through Innovation.  We believed that by fostering and promoting innovative gaming ideas, we could deliver additional value to our customers while also increasing our revenue. Our accessory-bundled game titles such as “Deer Drive” and “Remington Great American Bird Hunt” are a few examples of how we increased the average selling price per title by including a functional accessory as part of the game, which allowed us to capture additional incremental revenue and profit.

Exploit Current Catalog and Grow Number and Diversity of New Titles.   Our current catalog includes approximately 100 different titles addressing a variety of segments including sports, family, racing, game-show, strategy and action-adventure. We believe that maintaining a diversified mix of products reduces our operating risks and enhances profitability. We typically offer our products for use on multiple platforms to reduce the risks associated with any single platform, leverage our costs over a larger installed hardware base, and increase unit sales.

Partner with World-Class Brands.  We selectively grew the number of licensing deals as we have experienced stronger sell-through rates with branded and celebrity-endorsed gaming titles. We believed our management team’s experience in acquiring and exploiting third party licenses in the video game market would allow us to opportunistically partner with third party intellectual property holders to acquire licenses at attractive values which would allow us to increase both revenues and profits.

Some tactical initiatives to grow our business through digital channels include the following:

Leverage the indiePub Games’ Platform for Content and Distribution:  We plan to increase the utilization of indiePub Games for content generation from users and for distribution of our games. We believe indiePub Games will become a more important part of our business as we build out the platform.

Utilize Digital Distribution to Lower Variable Costs and Reduce Inventory Risk:  As we expand our digital distribution capabilities, we foresee our inventory risk decreasing along with the costs associated with having a physical inventory of games. By offering games via download, we eliminate a significant number of variable costs associated with the physical manufacturing and distribution of our console games. Digital distribution also offers a faster time-to-market for our products, ultimately resulting in higher margins and increased profitability.

Products

We are a developer, publisher and distributor of interactive software for both retail and digital distribution channels. In 2010, our focus was casual gaming software for use on major platforms including Nintendo’s Wii, DS and Game Boy Advance, Sony’s PSP and PS2, PCs, Microsoft’s Xbox 360, and Apple’s iPhone.

In 2010, we released the following games:

On the Nintendo Wii Platform:
AROUND THE WORLD IN 50 GAMES
BEACH FUN SUMMER CHALLENGE
BOOT CAMP ACADEMY
CALVIN TUCKER’S REDNECK FARM ANIMALS RACING TOURNAMENT
DEAL OR NO DEAL SPECIAL EDITION
FLATOUT
FORD RACING OFF ROAD
GARFIELD SHOW
GLACIER 3 THE MELTDOWN
BASKETBALL HALL OF FAME: ULTIMATE HOOPS CHALLENGE
HELLO KITTY SEASONS
KEVIN VANDAM BIG BASS CHALLENGE
LET’S PAINT
MARTIAN PANIC
MATHEWS BOWHUNTING
MINUTE TO WIN IT
REMINGTON GREAT AMERICAN BIRD HUNT
SHAWN JOHNSON GYMNASTICS
SPEED
WILD WEST SHOOTOUT
WINTER SPORTS 3 THE GREAT TOURNAMENT

On the Nintendo Wii Platform with Peripherals:
CALVIN TUCKER’S REDNECK FARM ANIMALS RACING TOURNAMENT WITH WHEEL
FORD RACING OFF ROAD WITH WHEEL
GLACIER 3 THE MELTDOWN WITH WHEEL
JEEP THRILLS WITH WHEEL
KEVIN VANDAM FISHING WITH FISHING ROD
MARTIAN PANIC WITH GUN/BLASTER
MATHEWS BOWHUNTING WITH BOW
REMINGTON GREAT AMERICAN BIRD HUNT WITH BLASTER/CAMO GUN
SPEED WITH WHEEL
WILD WEST SHOOTOUT WITH BLASTER
DEAL OR NO DEAL SPECIAL EDITION WITH ALUMINUM CASE
ARCADE SHOOTING GALLERY WITH BLASTER
ATV QUAD KINGS WITH WHEEL
CHRYSLER CLASSIC RACING WITH WHEEL
DEER DRIVE WITH CAMO GUN
MONSTER TRUCK MAYHEM WITH WHEEL
ULTIMATE DUCK HUNTING WITH GUN

On the Nintendo DS Platform:
16 MINI GAME COMPILATION
ASTRO INVADERS
CALVIN TUCKER’S REDNECK FARM ANIMALS RACING TOURNAMENT
CHOCOLATIER
COLOR CROSS
DEAL OR NO DEAL SPECIAL EDITION
DREAM CHRONICLES
GAMES AROUND THE WORLD
HELLO KITTY BIRTHDAY ADVENTURES
JANE’S HOTEL
LITTLE BEARS
MINUTE TO WIN IT
MONSTER FRENZY
NURSERY MANIA
PUZZLE TIME
SHAWN JOHNSON GYMNASTICS
SILLY BANDZ

On Digital Platforms :
AUDITORIUM HD
SILLY BANDZ
ARMADA

Product Development

We use third party development studios to create our video game products. We carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We structure our development contracts with third party developers to ensure the timely and satisfactory performance by associating payments to such developers with the achievement of substantive development milestones.

Customers

Historically, our customers have been comprised of national and regional retailers, specialty retailers and video game rental outlets. We developed close relationships with a number of retailers, including Walmart, GameStop, Kmart, Target and Best Buy. We also have had strong relationships with Atari, Jack of All Games (“JOAG”), COKeM and Fillpoint SVG, who have acted as resellers of our products to smaller retail outlets and provided program buying for certain larger customers. For the year ended December 31, 2010, our most significant customers were COKeM, JOAG and Walmart, which accounted for approximately 40%, 10% and 9%, respectively, of our gross revenues, respectively. For the year ended December 31, 2009, our most significant customers were COKeM, JOAG and GameStop, which accounted for approximately 29%, 21% and11% of our gross revenue, respectively.

Under our digital distribution model, we anticipate our customers will be comprised of end users of our products. We are developing and providing content to be sold on Microsoft’s Xbox Live Arcade, Sony’s PlayStation Network, Apple and Android mobile devices, tablets and PC/Mac.

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

Successful competition in our industry is also based on price, access to retail shelf space, product quality, product enhancements, brand recognition, marketing support and access to both retail and digital distribution channels.

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

Many of our competitors have significantly greater financial, marketing and product development resources than we do. As a result, current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies;

•	devote greater resources to secure rights to valuable licenses and relationships with leading software developers;

•	gain access to wider distribution channels; and

•	have better access to prime shelf and interactive space, both in digital distribution channels, as well as wre retail.

There is also intense competition for shelf space among video game developers and publishers, all of whom have greater brand name recognition, significantly more titles and greater leverage with retailers and distributors than we do. In addition, regardless of our competitors’ financial resources or size, our success depends on our ability to successfully execute our competitive strategies.

We are also preparing to become more competitive with large publishers within the digital space; while many large publishers maintain extensive budgets and have longer development cycles for their digital products, we crowd-source our content through indiePub, thereby ensuring the most innovative content that may not be achievable by larger publishers. This content, along with creative partnerships and engaging marketing solutions, are what differentiate us and build an increasingly strong interest in our digital titles among consumers.

We believe that large diversified entertainment, cable and telecommunications companies, in addition to large software companies, are increasing their focus on the interactive entertainment software market, which will likely result in consolidation and greater competition.

We also compete with providers of alternative forms of entertainment, such as providers of non-interactive entertainment, including movies, television and music and sporting goods providers. If the relative popularity of video games were to decline, our revenues, results of operations and financial condition likely would be harmed.

These competitive factors may result in price reductions, reduced gross margins and loss of market share, and may have a material adverse effect on our business.

Intellectual Property

Platform Licenses:

Hardware platform manufacturers require that publishers and developers obtain licenses from them to develop and publish titles for their platforms. We currently have licenses from Sony to develop and publish products for PS2, PS3, PSP Go, PSP and PSN; from Nintendo to develop products for the Game Boy Advance, GameCube, DS, 3DS, Wii, and DsiWare; and Microsoft to develop products for Xbox 360 and its controller-free accessory, Kinect,, Xbox Live Arcade and Steam. We are also licensed by Apple to produce applications on its iOS devices, including iPod Touch, iPad and iPhone. These licenses are non-exclusive and must be periodically renewed. These companies generally have approval over games for their platforms, on a title-by-title basis, at their discretion.

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

Seasonality

The interactive entertainment business has been highly seasonal, with sales of our retail product typically higher during the peak holiday selling season during the fourth quarter of the calendar year. Traditionally, the majority of those sales for this key selling period shipped in the fourth fiscal quarter. Significant working capital has been required to finance the manufacturing of inventory of products that ship during this quarter. While the digital market is relatively new, the peak selling months have been January and August, and we anticipate that trend would continue.

Manufacturing

Sony, Nintendo and Microsoft control the manufacturing of our products that are compatible with their respective video game consoles and ship the products to us for distribution. Video games for Microsoft, Nintendo and Sony game consoles consist of proprietary format CD-ROMs or DVD-ROMs and are typically delivered to us within the relatively short lead time of approximately two to three weeks. Sony’s PSP products adhere to a similar production time frame, but use a proprietary media format called a Universal Media Disc (“UMD”).

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

We anticipate that as we shift our products to digital, the need to manufacture inventory will decrease, which will reduce our reliance on third-party manufacturers for our goods and reduce the cash outlays previously required for the manufacture of inventory.

Employees

As of April 11, 2011, we had 32 full-time employees. Our employees are located in the following departments: one in product development; eight in our digital and indiePub division; 19 in selling, general and administrative functions; and four employees are located at a third-party warehouse. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We believe our relationship with our employees is good.

Available Information

We file annual, quarterly and special reports, and other information with the Securities and Exchange Commission (SEC). You may read and copy all or any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings made with the SEC electronically are publicly available free of charge through the SEC’s website at http://www.sec.gov or our website at http://zoogamesinc.com as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

ITEM 1A.         RISK FACTORS.

Risks Related to Our Business

We have experienced operating losses since our inception, and may incur future losses.

We have incurred start-up costs, restructuring costs, impairment of goodwill and other intangible assets, and losses from discontinued operations since our inception in 2007. For the years ended December 31, 2010 and 2009, we incurred net losses of $14.0 million and $13.2 million, respectively. Through December 31, 2010, we had cumulative net losses of approximately $59.2 million. If we do become profitable, we may not be able to sustain our profitability. Continued losses or an inability to sustain profitability would likely have an adverse effect on our future operating prospects.

We are unable to predict whether we will be successful in our efforts to achieve or maintain profitability. If we are not successful, we may not be able to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2010, included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

We may need to or may choose to raise additional capital or incur debt to strengthen our cash position, facilitate expansion, pursue strategic investments, or to take advantage of business opportunities as they arise.

Failure to obtain any such financing on acceptable terms on a timely basis, or at all, could result in a decrease in our stock price and could have a material adverse effect on our financial condition and business, and could require us to significantly reduce our operations.

Our strategy to transition our business to digital may not be successful.

We are in the process of transitioning our core business from a retail platform to a digital platform. If we are unable to execute our strategy effectively, or in a timely manner, the Company may not have the necessary resources to successfully compete in the digital industry. Even if we are successful in our initial entry into the digital market, there is no guarantee that we could maintain, or grow, our business in this area.

If our products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and to develop a continuous stream of new games.

Our success depends on generating revenues from existing and new products. The market for video game products is subject to continually changing consumer preferences and the frequent introduction of new products. As a result, video game products typically have short market lives spanning only three to 12 months. Our products may not achieve and sustain market acceptance sufficient to generate revenues to cover our costs and allow us to become profitable. If our products fail to gain market acceptance, we may not have sufficient revenues to develop a continuous stream of new games, which we believe is essential to covering costs and achieving future profitability.

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

Customer accommodations could materially and adversely affect our business, results of operations, financial condition and liquidity.

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

Many of our competitors have significantly greater financial, marketing and product development resources than we do. As a result, current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies;

•	devote greater resources to secure rights to valuable licenses and relationships with leading software developers;

•	gain access to wider distribution channels; and

•	have better access to prime shelf and interactive space, both in digital distribution channels, as well as retail.

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

If game platform manufacturers refuse to license their platforms to us or do not manufacture our games on acceptable terms, on a timely basis or at all, our revenues would be adversely affected.

We sell our products for use on proprietary game platforms manufactured by other companies, primarily on Nintendo, with but also at times on Microsoft and Sony. These companies can significantly affect our business because:

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

We currently have licenses from Nintendo to develop products for the Wii, DS, 3DS, DsiWare, GameCube and Game Boy Advance; from Sony to develop products for the PSP, PSP Go, PS2, PS3 and PSN, from Microsoft to develop products for Xbox 360 and its controller-free accessory, Kinect and XBLA, and Steam, and from Apple to develop products for the iPhone, iPad and iPod Touch. These licenses are non-exclusive, and as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms. In addition, the interactive entertainment software products that we intend to develop for platforms offered by Nintendo or Sony generally are manufactured exclusively by that platform manufacturer or its approved replicator. These manufacturers generally have approval and other rights that will provide them with substantial influence over our costs and the release schedule of such products. Each of these manufacturers is also a publisher of games for its own hardware platform. A manufacturer may give priority to its own products or those of our competitors, especially if their products compete with our products. Any unanticipated delays in the release of our products or increase in our development, manufacturing, marketing or distribution costs as a result of actions by these manufacturers would significantly harm our business, results of operations and financial condition.

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

Trade organizations within the video game industry require digital entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for sales of digital entertainment software in their countries. In some instances, we may be required to modify our products to comply with the requirements of these rating systems, which could delay the release of those products in these countries. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles. Several proposals have been made for legislation to regulate the digital entertainment software, broadcasting and recording industries, including a proposal to adopt a common rating system for digital entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of digital entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas, including legislation prohibiting the sale of certain “M” rated video games to minors, and by engaging in public demonstrations and media campaigns. Retailers may decline to sell digital entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our “M” rated products, and adversely affect our operating results. If any groups, whether governmental entities, hardware manufacturers or advocacy groups, were to target our “M” rated titles, we might be required to significantly change or discontinue a particular title, which could adversely affect our business.

We could also experience delays in obtaining ratings, which would adversely impact our ability to manufacture products.

We are dependent on third parties to manufacture our retail boxed products, and any delay or interruption in production would negatively affect both our ability to make timely product introductions and our results of operations.

All of our boxed products are manufactured by third parties who set the manufacturing prices for those products. Therefore, we depend on these manufacturers, including platform manufacturers, to fill our orders on a timely basis and to manufacture our products at an acceptable cost. If we experience manufacturing delays or interruptions, it would harm our business and results of operations.

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

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. Our transition into the digital business opens us to new opportunities in the world-wide market. We intend to increase the scope of our digital operations. This growth will place a significant strain on management systems and resources. If we are unable to effectively manage our growth or scale our development, our business could be adversely affected.

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

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the number of new products and services released by us and our competitors;

•	the amount we estimate to reserve against returns and allowances;

•	the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new products and services, and products and services released in prior periods;

•	the expiration of existing content licenses;

•	the timing of charges related to impairments of goodwill, intangible assets, royalties and minimum guarantees;

•	changes in pricing policies by us or our competitors;

•	changes in the mix of original and licensed content, which have varying gross margins;

•	the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for video game products, services and related content;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	foreign exchange fluctuations;

•	accounting rules governing recognition of revenue;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

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

We have made acquisitions in the past and, although we are not currently pursuing any significant acquisition, we may in the future pursue additional acquisitions, any of which could be material to our business, operating results and financial condition. Certain of our acquired companies were subsequently disposed. These acquisitions resulted in operating losses and losses from dispositions. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. We may also raise additional capital for the acquisition of, or investment in, companies, technologies, products or assets that complement our business. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses, or acquired in-process research and development expenses, any of which could harm our financial condition and operating results. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management’s attention from running the existing business;

•	increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

•	increased costs to integrate personnel, customer base and business practices of the acquired company;

•	adverse effects on reported operating results due to possible write-downs of goodwill associated with acquisitions;

•	potential disputes with sellers of acquired businesses, technologies, services or products; and

•	dilution to stockholders if we issue securities in any acquisition.

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

The loss of the services of any of our executive officers or other key employees could harm our business. All of our executive officers and key employees are under short-term employment agreements, which mean that their future employment with the Company is uncertain. All of our executive officers and key employees are bound by a contractual non-competition agreement; however, it is uncertain whether such agreements are enforceable and, if so, to what extent, which could make us vulnerable to recruitment efforts by our competitors.

Our future success also depends on our ability to identify, attract and retain highly-skilled technical, managerial, finance, marketing and creative personnel. We face intense competition for qualified individuals from numerous technology, marketing and mobile entertainment companies. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. If we are unable to attract and retain the qualified personnel we need to succeed, our business, operating results and financial condition would be harmed.

The loss of any of our key customers could adversely affect our sales.

 Our retail sales to COKeM, Jack of All Games, and Walmart accounted for approximately 40%, 10% and 9%, respectively, of our gross revenues for the year ended December 31, 2010. Our transition to digital will eventually decrease our dependence on distributors and retailers for our boxed products. During this transition, we will continue to broaden our customer base to reduce the reliance on any one particular customer, but we anticipate that a small number of customers may still account for a large concentration of our retail boxed sales given the consolidation of the retail industry. We do not have written agreements in place with several of our major customers. Consequently, our relationship with these retailers could change at any time. Our business, results of operations and financial condition could be adversely affected if:

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

As video games incorporate new technologies, adapt to new hardware platforms and become more complex, the risk of undetected errors in products when first introduced increases. If, despite our testing procedures, errors are found in new products after shipments have been made, we could experience a loss of revenues, delay in timely market acceptance of our products and damage to our reputation, any of which may negatively affect our business, results of operations and financial condition.

If we are unsuccessful in protecting our intellectual property, our revenues may be adversely affected.

The intellectual property embodied in our video games is susceptible to infringement, particularly through unauthorized copying of the games, or piracy. The increasing availability of high bandwidth Internet service has made, and will likely continue to make, piracy of video games more common. Infringement of our intellectual property may adversely affect our revenues through lost sales or licensing fees, particularly where consumers obtain pirated video game copies rather than copies sold by us, or damage to our reputation where consumers are wrongly led by infringers to believe that low-quality infringing material originated from us. Preventing and curbing infringement through enforcement of our intellectual property rights may be difficult, costly and time consuming, and thereby ultimately not cost-effective, especially where the infringement takes place in foreign countries where the laws are less favorable to rights holders or not sufficiently developed to afford the level of protection we desire.

If we infringe on the intellectual property of others, our costs may rise and our results of operations may be adversely affected.

Although we take precautions to avoid infringing the intellectual property of others, it is possible that we or our third-party developers have done so or may do so in the future. The number and complexity of elements in our products that result from the advances in the capabilities of video game platforms increases the probability that infringement may occur. Claims of infringement, regardless of merit, could be time consuming, costly and difficult to defend. Moreover, as a result of disputes over intellectual property, we may be required to discontinue the distribution of one or more of our products, or obtain a license for the use of or redesign those products, any of which could result in substantial costs and material delays and materially adversely affect our results of operations.

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

Our business is “hit” driven. If we do not deliver “hit” titles, or if consumers prefer competing products, our sales could suffer.

While many new products are regularly introduced, only a relatively small number of “hit” titles account for a significant portion of net revenue. Competitors may develop titles that imitate or compete with our “hit” titles, and take sales away from us or reduce our ability to command premium prices for those titles. Hit products published by our competitors may take a larger share of consumer spending than we anticipate which could cause our product sales to fall below our expectations. If our competitors develop more successful products or offer competitive products at lower price, or if we do not continue to develop consistently high-quality and well received products, our revenue, margins, and profitability will decline.

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

Risks Related to Our Common Stock

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

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings and the market price of our shares of common stock.

Any sale of common stock by us in future private placement or public offerings or similar transactions could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations. In addition, sales of a substantial number of shares of our common stock in the public market could cause the market price of our shares of common stock to decline significantly.

If securities or industry analysts do not publish research or reports about our business or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

The liquidity of our common stock could be affected by our ability to meet the continued listing requirements of the NASDAQ Capital Market.

Our shares of common stock are quoted on the NASDAQ Capital Market. If we are unable to meet the continued listing requirements of the NASDAQ Capital Market, holders of our common stock would find it more difficult to dispose of our common stock, and the market value of our common stock would likely decline.

If The NASDAQ Capital Market delists our common stock from trading, any market that develops in shares of our common stock may be subject to the penny stock restrictions, which will reduce the liquidity of our securities and make trading difficult or impossible.

SEC Rule 15g-9 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. In the event the price of our shares of common stock falls below $5.00 per share, our shares will be considered to be penny stocks. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person’s account for transactions in penny stocks and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker-dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker-dealer made the suitability determination, and

•	that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell securities subject to the penny stock rules. If The NASDAQ Capital Market delists our securities, the holders of our securities may have difficulty selling their shares in the market due to the reduced level of trading activity in the market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Furthermore, if The NASDAQ Capital Market delists our securities, our shares will likely be subject to the penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their securities. Furthermore, the “penny stock” rules could also hamper our ability to raise funds in the future.

If we continue to fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting for all our current operations. Our management has determined that we have material weaknesses in our internal control over financial reporting related to: (i) not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process, (ii) an insufficient level of monitoring and oversight, (iii) ineffective controls over accounting for revenue recognition and allowances for returns and other items, (iv) insufficient analysis of certain key account balances at interim reporting cycles and (v) timely recognition of changes within the Company’s business plan and the related impact on the financial statements. Until these material weaknesses in our internal control over financial reporting are remediated, there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. We are committed to appropriately addressing this matter and we have engaged additional qualified personnel to assist in these areas. We will continue to reassess our accounting and finance staffing levels to ensure that we have the appropriate accounting resources to handle the existing workload. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 79.7% of our outstanding common stock. As a result, this group will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock is likely to have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, this group could cause us to enter into transactions or agreements that we would not otherwise consider.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, may make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

Our principal offices are located at 3805 Edwards Road, Suite 400, Cincinnati, OH 45209, where we lease approximately 7,705 square feet of office space through February 28, 2014. In addition to our main office space, we sublease approximately 1,858 square feet in the same office building for our indiePub digital division. This sublease expires October 31, 2012. We also lease approximately 20,355 square feet of warehouse space in Rancho Cucamonga, California for storage of our inventory. The initial lease term for this facility expired April 14, 2011, and we continue to lease the premises on a month-to-month basis.

We believe that our existing facilities are suitable and adequate for our business, appropriately used and have sufficient capacity for our intended purpose.

ITEM 3.	LEGAL PROCEEDINGS.

On or around March 2, 2011, Atari, Inc. (“Atari”) commenced an action in the United States District Court for the Southern District of New York against the Company alleging that the Company had breached a sales agreement, dated October 24, 2008, as amended (the "2008 Agreement"), and a sales agreement entered into on or about June 15, 2010 (the "2010 Agreement"), to sell finished, packaged video games to Atari for its resale to wholesalers and retailers in the U.S., Mexico and Canada.  Atari claims that the Company did not deliver the correct number of units it was to manufacture and/or failed to remit certain other payments owed to Atari from the sale of finished, packaged video games the Company sold directly to its customers.  The complaint alleges six causes of action in the alternative for breach of contract and money had and received.  The six causes of action seek damages in the alternative exclusive of costs and interest as follows:  Under the first cause of action for breach of the 2008 Agreement for $1,535,800; under the second cause of action for money had and received in the amount of $1,535,800; under the third cause of action for breach of the 2008 Agreement for $660,343; under the fourth cause of action for money had and received in the amount of $660,343; under the fifth cause of action for breach of the 2010 Agreement for $1,093,215; and under the sixth cause of action for money had and received in the amount of $1,093,215.  The Company’s time to respond to the complaint has not run and an answer has yet to be filed.  Although the Company hopes to resolve this matter amicably, and in a manner consistent with reserves previously established, we cannot assure you that this will be the case or that it will be resolved at all.  If a resolution among the parties cannot be reached, the Company intends to defend itself against these claims vigorously.

We are also involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed for trading on the NASDAQ Capital Market under the symbol ZOOG. Prior to July 7, 2010, our common stock was listed for trading on the OTC Bulletin Board under the symbol “ZOOE.OB.” Prior to January 30, 2009, our common stock was listed for trading on the OTC Bulletin Board under the symbol “DFTW.OB.” The market for our common stock has often been sporadic, volatile and limited.

The following table sets forth, for each of the calendar quarters indicated, the reported high and low sales prices of our common stock as reported on the market which it traded on during that period. Quoted prices during the period in which our stock traded on the OTC Bulletin Board reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.
	High	Low

First Quarter 2009	$0.85	$0.30
Second Quarter 2009	$1.10	$0.85
Third Quarter 2009	$1.10	$0.75
Fourth Quarter 2009	$0.75	$0.75

First Quarter 2010	$105.60	$6.02
Second Quarter 2010	$9.04	$7.89
Third Quarter 2010	$6.03	$4.56
Fourth Quarter 2010	$6.15	$4.05

First Quarter 2011	$5.94	$3.31

Holders of Common Stock

As of April 11, 2011, there were approximately 171 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.

Issuer Purchases of Equity Securities.

None.

Dividends.

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

Securities authorized for issuance under equity compensation plans.

The following table sets forth information concerning our equity compensation plans at December 31, 2010.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by Zoo security holders	64,197	(1)	54.82	1,142,587

Equity compensation plans not approved by security holders	1,236,641	(2)	1.94	-

Total

(1)
This number does not include an aggregate of 1,500 restricted shares of our common stock that we issued on June 23, 2008 and an aggregate of 125 restricted shares of our common stock that we issued on June 27, 2008, at a purchase price of $360.00 per share to certain employees, directors and consultants, pursuant to our 2007 Plan.

(2)
This number does not include 281,104 restricted shares of our common stock that we issue on February 11, 2010 at a price of $1.50 per share, less marketability discount, to various members of our Board of Directors.

Recent Sales of Unregistered Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks, assumptions and uncertainties. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “could” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” and elsewhere herein. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Overview

We are a developer, publisher, and distributor of interactive entertainment software for both retail and digital distribution channels. Our retail business complements our digital strategy, allowing us access to the growing market and popularity of user-generated content. Our disc-based retail software targets family-oriented mass-market consumers with retail prices ranging from $9.99 to $49.99 per title. Our entertainment software is developed for use on major consoles, handheld gaming devices, personal computers, tablets, and mobile smart-phone devices. We currently develop and/or publish or are in the process of developing and/or publishing video games that operate on platforms including Nintendo’s Wii, DS and 3DS, Sony’s PlayStation 3, Microsoft’s Xbox 360 and its controller-free accessory, Kinect, Android mobile devices and iOS devices including iPod Touch, iPad and iPhone. We also develop and publish downloadable games for “connected services” including mobile devices, Microsoft’s Xbox Live Arcade (XBLA), Sony’s PlayStation Network (PSN), Nintendo’s DsiWare, Facebook, and Steam, a platform for hosting and selling downloadable PC/Mac software. In addition, we operate indiePub (www.indiepub.com), an innovative content creation site that is designed to capitalize on opportunities in the emerging and high-growth digital entertainment space by serving as a source for content for future development and eventual publication.

Our current overall business strategy has shifted with the changes we are seeing within the industry. While still maintaining our retail business with family-oriented, often-branded, console titles, we are shifting our focus to include digital downloadable content on platforms such as XBLA and PSN, as well as mobile devices. Sourcing content from indiePub is one way in which we acquire new intellectual property for development and publication for digital distribution. In some instances, our titles are based on licenses of well-known properties such as Jeep, Hello Kitty, Bigfoot, Shawn Johnson, and Remington, and in other cases, based on our original intellectual property. Our games span a diverse range of categories, including sports, family, racing, game-show, strategy and action-adventure, among others. In addition, we develop video game titles that are bundled with unique accessories such as fishing rods, bows, steering wheels, and guns, which help to differentiate our products and provide additional value to the consumer. Our focus is to create high-quality products with great value while simultaneously putting downward pressure on our development expenditures and time to market.

Zoo Entertainment; Merger with Zoo Games

Zoo Entertainment, Inc. was originally incorporated in the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc. On December 20, 2007, through a merger, the Company reincorporated in the State of Delaware as a public shell company with no operations.

On July 7, 2008, the Company entered into an Agreement and Plan of Merger, as subsequently amended on September 12, 2008 (the “Merger Agreement”) with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Zoo Games and a stockholder representative, pursuant to which Merger Sub would merge with and into Zoo Games, with Zoo Games as the surviving corporation (the “Merger”). In connection with the Merger, all of the outstanding shares of common stock of Zoo Games were exchanged for common stock of the Company.

On September 12, 2008, the Company, Merger Sub, Zoo Games and the stockholder representative completed the Merger. Effective as of the closing of the Merger, Zoo Games became our wholly-owned subsidiary. As a result thereof, the historical and current business operations of Zoo Games now comprise our principal business operations.

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

In December 2007, Zoo Games acquired the capital stock of Zoo Publishing. The acquisition of Zoo Publishing provided Zoo Games with a profitable core business and North American distribution and further enhanced its experienced management team. Zoo Publishing exploits its development expertise, in combination with its sales, marketing and licensing expertise, to target the rapidly expanding market for casual games, particularly on Nintendo’s platforms, where Zoo Publishing has experienced considerable success. By nurturing and growing this business unit, Zoo Games believes it will be able to rapidly build a much larger distribution network, enabling it to place a significant number of software titles with major retailers.

Currently, we have determined that we operate in one segment in the United States.

Results of Operations

For the Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	Year Ended December 31,
	2010		2009
	(Amounts in Thousands Except Per Share Data)
Revenue	$63,446	100%	$48,709	100%
Cost of goods sold	55,061	87	39,488	81
Gross profit	8,385	13	9,221	19
Operating expenses:
General and administrative	5,663	9	6,788	14
Selling and marketing	5,326	8	2,484	5
Research and development	–	–	390	1
Impairment of goodwill and intangible assets	9,904	16	14,704	30
Depreciation and amortization	2,036	3	1,875	4
Total operating expenses	22,929	36	26,241	54
Loss from operations	(14,544)	(23)	(17,020)	(35)
Interest expense, net	(2,627)	(4)	(3,302)	(6)
Gain on extinguishment of debt	–	–	5,315	11
Gain on legal settlement	–	–	4,328	9
Other income – insurance recovery	–	–	860	2
Loss from continuing operations before income tax benefit (expense)	(17,171)	(27)	(9,819)	(20)
Income tax benefit (expense)	3,141	5	(3,143)	(6)
Loss from continuing operations	(14,030)	(22)	(12,962)	(27)
Loss from discontinued operations net of tax benefit	–	–	(235)	–
Net loss	$(14,030)	(22)%	$(13,197)	(27)%
Loss per common share from continuing operations – basic and diluted	$(3.20)		$(232)

Net Revenues

Net revenues for the year ended December 31, 2010 were approximately $63.4 million, an increase of approximately 30% over net revenues of approximately $48.7 million for the year ended December 31, 2009. Sales in both periods consist primarily of casual game sales in North America.

The breakdown of gross sales by platform is as follows:
	Year Ended December 31,
	2010	2009
Nintendo Wii	71%	64%
Nintendo DS	29%	31%
Sony PS2	0%	3%
Microsoft Xbox	0%	2%

The best sellers during the 2010 period were (i) the bundled Chicken Blaster with Gun, (ii) Minute to Win it, and (iii) Deal or No Deal, all on the Nintendo Wii platform. The various Wii games bundled with peripherals, which were introduced in the latter half of 2009, accounted for approximately 29% of our sales in 2010, compared to approximately 10% of our sales in 2009; these bundles contributed to the increase in average gross selling price per game as compared to the increase in average gross selling price per game in 2009. The best sellers during the 2009 period were (i) Deal or No Deal, (ii) M&M Kart Racing, and (iii) M&M Beach Party, all on the Nintendo Wii Platform.  Approximately 5.6 million units, net of returns, were sold in North America at an average gross price of $11.58 per unit during 2010, compared to approximately 5.1 million units, net of returns, sold in North America at an average gross price of $9.57 per unit in 2009. The increase in unit sales in 2010 was primarily a result of two new games introduced in 2010 and new customers and distribution channels for our products. Net sales allowances provided to customers for returns, markdowns, price protection and other deductions was 17.7% of gross sales in 2010, compared to 6.4% of gross sales in 2009.  The increase in allowances is due primarily to significant product returns from one customer in 2010 and 2011 related to 2010 sales and additional price protection and other allowances granted to all customers in the fourth quarter of 2010 and early 2011 relating to 2010 sales to assist them in selling our products to the end user.   The 2009 period includes approximately $1.1 million from sales and royalties earned from sales of our product outside North America, while the 2010 period included $553,000 from sales and royalties outside North America.

Because of a fire in our third party warehouse in October 2008, we entered into a distribution agreement with Atari, Inc. (“Atari”) that remained in effect for certain customers through June 2010. Pursuant to this agreement, we sold product to Atari at a discount and Atari distributed product to certain of our customers. The sales were recorded net of the fee of approximately $1.1 million and $3.7 million for the years ended December 31, 2010 and 2009, respectively.

Gross Profit

Gross profit for the year ended December 31, 2010 was approximately $8.4 million, or 13% of net revenue, while the gross profit for the year ended December 31, 2009 was approximately $9.2 million, or 19% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors and the amortization of product development costs relating to the current period’s revenues. Manufacturing and packaging costs increased from 62% of net revenue in 2009 to 66% of net revenue in 2010 due primarily to the higher percentage of bundled product net sales in 2010 and the higher sales discounts, returns and allowances granted in 2010.  In addition, as of December 2010, certain product is being sold below the original cost, resulting in a charge to cost of goods sold of approximately $850,000 in 2010. Product development amortization costs increased from approximately $6.3 million in 2009 to approximately $7.7 million in 2010. The $1.4 million increase was due primarily to additional amortization recorded in 2010 as a result of lower sales expectations for the 2011 year for products released in 2010.The sales agreement with Atari was in place during the entire 2009 period and for the first six months of 2010. Atari’s fees that are recorded as a reduction in revenue during 2010 and 2009 were approximately $1.1 million and $3.7 million, respectively. Due to the expiration of the distribution agreement with Atari, the Company incurred additional shipping and distribution charges in 2010 that were previously paid by Atari, resulting in additional costs of goods sold of approximately 1% of net revenue in 2010.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010 were approximately $5.7 million as compared to $6.8 million for the year ended December 31, 2009. Non-cash stock-based compensation included in general and administrative expenses was $630,000 and $991,000 for 2010 and 2009, respectively. Salaries and related costs decreased from approximately $1.8 million in 2009 to approximately $1.2 million in 2010 due to the closing of our New York office during 2009 and relocation of all general and administrative functions to Ohio. The savings were partially offset by increased professional fees of approximately $275,000 and certain bank guarantee fees and other public-company related expenses. During 2009, we incurred approximately $856,000 in cost for our European sales office that both began and was closed during 2009; these costs are included in the 2009 general and administrative expenses and did not recur in 2010.

Selling and Marketing Expenses

Selling and marketing expenses for the years ended December 31, 2010 and 2009 were approximately $5.3 million and $2.5 million, respectively. These expenses all relate to the sales of casual games in North America. The 2010 selling and marketing expenses consist of approximately $3.2 million for the salaries and related costs for the sales and marketing team. Also in 2010, we incurred $895,000 for sales commissions due to increased sales in 2010, distribution fees and the mix of product sold that was commissionable. In addition, the Company began to support its product sales with advertising campaigns, incurring approximately $828,000 in 2010; there were no such advertising campaigns in 2009. Approximately $300,000 for miscellaneous costs related to the sales and marketing team were also incurred in 2010. The 2009 selling and marketing expenses consist of approximately $2.1 million for the salaries and related costs for the sales and marketing team, $308,000 for sales commissions and distribution fees incurred for the year, and approximately $100,000 for miscellaneous costs related to the sales and marketing team.

Research and Development Expenses

Research and development expenses were $0 in 2010, as compared to approximately $390,000 in 2009. These expenses are a direct result of our decision to discontinue the development of certain games during 2009 and continued in 2010. In 2009, we modified our business model to focus on casual products which carry significantly lower development risks and costs.

Impairment of Goodwill and Intangible Assets

Impairment of intangible assets was approximately $9.9 million in 2010 compared to $0 in 2009. During the fourth quarter of 2010, we incurred significant losses due primarily to a decline in the retail market for our products. This loss triggered us to test our intangible assets for potential impairment. We performed the required impairment test in accordance with ASC 360-10-35-47 and determined that the estimated useful lives of our intangible assets were lower than previously determined. Therefore, we recorded an impairment loss of approximately $7.6 million related to our acquisition of Zoo Publishing in December 2007. Additionally, in May 2009, we entered into a license agreement with New World, IP, LLC (“Licensor”) pursuant to which the Licensor granted to Zoo Publishing all of the Licensor’s rights to substantially all the intellectual property of Empire Interactive Europe, LLC (“Empire”) for a minimum royalty of $2.6 million to be paid within two years. At any time prior to April 1, 2011, Zoo Publishing had the option to purchase all rights in and to such games. At any time after April 1, 2011, Licensor had the right to sell all rights in and to the games to Zoo Publishing. The $2.6 million of costs related to this agreement were capitalized and included as content in intangible assets and were being amortized over a ten-year period, as the Company intended to make all payments on a timely basis and would therefore own the intellectual property. During 2010, we paid approximately $400,000 of these costs and incurred an additional liability to the Licensor of approximately $26,000.  As of December 31, 2010, the liability was approximately $2.1 million and was recorded in other current liabilities on the consolidated balance sheets.  As of December 31, 2010, we expect to fail to make the required payments for the rights to this intellectual property by May 1, 2011.  As such, we have recorded an impairment charge of $2.3 million, representing the unamortized balance of the Empire content intangibles, as of December 31, 2010.

As of September 30, 2009, we incurred a triggering event based on the equity infusion of approximately $4.0 million for 50% ownership in our equity and the conversion of the existing convertible debt during the fourth quarter of 2009. As such, we performed an impairment analysis, resulting in the full impairment of goodwill of $14.7 million.

Depreciation and Amortization Expenses

Depreciation and amortization costs were approximately $2.0 million and $1.9 million for the years ended December 31, 2010 and 2009, respectively.  The amortization of intangibles acquired from the Zoo Publishing acquisition that is included in these amounts is approximately $1.6 million for each of 2010 and 2009.  The increase was due to a full year of amortization expense taken during 2010 related to the Empire intangible assets acquired in 2009, compared to six months taken during 2009, an increase of approximately $154,000. The remaining difference relates to the depreciation of fixed assets during the 2010 period.

Interest Expense

Interest expense for 2010 was approximately $2.6 million as compared to approximately $3.3 million for 2009. Interest in 2010 included approximately $2.3 million for factoring and finance arrangements, approximately $78,000 of interest for the Solutions 2 Go loan and approximately $267,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights. The 2009 period included approximately $1.6 million of non-cash interest expense relating to the amortization on the Zoo Entertainment notes, $496,000 of interest relating to the Zoo Entertainment notes and approximately $358,000 of interest on the various promissory notes due to the sellers of Zoo Publishing, of which $294,000 is non-cash interest imputed at the then market rate. The Zoo Entertainment notes were converted to Series B Preferred Stock on November 20, 2009, resulting in no additional incurrence of interest expense after that date. In addition, the 2009 period included $58,000 of interest on the Solutions 2 Go loan and $132,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights. Interest paid by Zoo Publishing in 2009 for the receivable factoring facility and other financing arrangements were approximately $538,000.

Gain on Extinguishment of Debt

The 2009 period includes approximately $5.3 million of gain on extinguishment of debt resulting from the November 2009 conversion of approximately $11.9 million of existing debt, including related accrued interest, into 1,188,439 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) that subsequently converted into 1,980,739 shares of common stock in March 2010. The total fair value of the Series B Preferred Stock was determined to be approximately $3.0 million, based on a $1.50 value per common share, the same value per share as the sale of Series A Preferred Stock with identical rights and features. Of the $8.9 million gain on extinguishment of debt, approximately $3.6 million was recorded as additional paid-in-capital because that debt holder was also a shareholder with a beneficial ownership of greater than 10% of our then outstanding common stock at the time of the debt conversion and deemed to be a related party. The remaining $5.3 million balance was recorded as a gain on extinguishment of the debt. The gain on extinguishment of debt was not applicable to the 2010 period.

Gain on Legal Settlement

During the 2009 period, we settled a lawsuit brought by the former sellers of Zoo Publishing, resulting in a net gain on settlement of approximately $4.3 million. The settlement eliminated the Company’s obligations for certain outstanding notes, employee loans and other obligations for an aggregate amount of approximately $3.9 million. The settlement returned 9,274 shares to treasury valued at approximately $1.1 million. The Company’s remaining cash obligations and litigation expense amounted to approximately $710,000, resulting in a net gain on settlement of approximately $4.3 million. Such gain on legal settlement was not applicable to the 2010 period.

Other Income — Insurance Recovery

During the 2009 period, our third party warehouse received $860,000 from their insurance company relating to losses incurred by us from a fire in October 2008. Those proceeds were applied against other amounts due from us to the third party warehouse and are reported as other income in 2009.

Income Tax Benefit (Expense)

We recorded an income tax benefit of approximately $3.1 million for the year ended December 31, 2010, compared to income tax expense of approximately $3.1 million for the year ended December 31, 2009. The 2010 period includes a net deferred tax benefit of approximately $2.9 million.  Despite having a net loss in 2009, we recorded income tax expense, due primarily to the impairment of goodwill recorded during 2009, which was not deductible for income tax purposes.  The 2009 period includes a net deferred tax expense of approximately $2.9 million.

Loss from Discontinued Operations

During the year ended December 31, 2009, we wrote-off $235,000 relating to the balance due from the sale of Zoo Digital in 2008 because it was determined to be uncollectible during that period.

Loss per Common Share from Continuing Operations

The loss per common share from continuing operations for the year ended December 31, 2010 was $3.20 based on approximately 4.4 million weighted average shares outstanding during the period, compared to a loss per common share from continuing operations for the year ended December 31, 2009 of $232, based on a weighted average shares outstanding for the period of approximately 56,000.

Liquidity and Capital Resources

We incurred a loss from continuing operations of approximately $14.0 million for the year ended December 31, 2010, including a charge related to the impairment of our intangible assets of approximately $9.9 million. During the comparable 2009 year, we incurred a loss from continuing operations of approximately $13.0 million, including an impairment charge related to our goodwill of $14.7 million. Our principal sources of cash during the 2010 period were net proceeds of approximately $7.6 million from the sale of 1.6 million shares of our common stock in July 2010, cash generated from the use of our purchase order and receivable financing operations, and cash generated through operations during the year. During 2009, the principal sources of cash included proceeds from the $5.0 million equity raise in the fourth quarter of 2009, cash generated from the use of our purchase order and receivable financing arrangements, and cash generated from operations throughout the year.

Net cash used in continuing operations for the year ended December 31, 2010 was approximately $16.2 million, compared to approximately $5.5 million during the comparable 2009 year. The use of cash in 2010 included a $9.7 million increase in accounts receivable and due from factor, which was the result of increased sales of our products on standard payment terms during 2010, as compared to sales through a distributor that were primarily prepaid in 2009. The manufacture of inventory, $4.7 million of which remains in the warehouse and $2.7 of which will be returned from customers as of December 31, 2010, was also a net use of $5.2 million cash during 2010. Product development costs incurred in connection with video games for release in 2010 and 2011 was a net use of $920,000 cash in 2010.  These costs were offset by an increase in accounts payable and accrued expenses due to the timing of certain payments.  During 2009, the Atari distribution agreement was in place, where Atari prepaid us for the cost of goods for most of our sales and paid the balance due within 15 days of shipping the product, resulting in minimal cash outlays for the Company for inventory builds and cash collections from sales. The 2009 use of cash was predominantly payments of accounts payable and accrued expenses.

Net cash used in investing activities for the year ended December 31, 2010 was $231,000 compared to $338,000 for the year ended December 31, 2009. During 2010, we purchased fixed assets for the new office location in Cincinnati, Ohio and for our newly-created indiePub division. The cash used in the 2009 period consisted primarily of $312,000 invested for intellectual property.

Net cash provided by financing activities for the year ended December 31, 2010 was approximately $14.1 million, compared to approximately $7.6 million for the 2009 year. In July 2010, we completed the sale of 1.6 million shares of our common stock which resulted in net proceeds of approximately $7.6 million. Net borrowings under our receivable financing facility were approximately $7.1 million and net borrowings under our purchase order financing facility were $868,000 during 2010. These increases in proceeds were partially offset by the repayment of the Solutions 2 Go, Inc. customer advance during 2010. The 2009 period included approximately $90,000, net, repaid to the purchase order financing facility and net proceeds of approximately $900,000 received from the receivable factoring facility, as well as $7,000 from the exercise of warrants. Also included in 2009 was a $2.0 million customer advance from Solutions 2 Go, Inc. for exclusive Canadian distribution rights, which was treated as a loan due to the fixed maturity date and interest bearing features of the advance. Also in 2009, we sold $5.0 million of our Series A Preferred Stock and common stock purchase warrants that closed on November 20, 2009 and December 16, 2009, and in November 2009 converted approximately $11.9 million of our convertible notes into equity, resulting in a positive net working capital position of approximately $5.6 million as of December 31, 2009.

Factoring Facility

Zoo Publishing has a factoring facility with our factor, Working Capital Solutions, Inc. (“WCS”), which utilizes existing accounts receivable in order to provide working capital to fund our continuing business operations. Under the terms of our factoring and security agreement (the “Factoring Agreement”), our receivables are sold to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding, subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 30%, which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee, currently established at 0.56%, for each ten (10) day period the account is open. During the years ended December 31, 2010 and 2009, we sold approximately $37.8 million and $4.6 million, respectively, of receivables to WCS with recourse. At December 31, 2010 and 2009, accounts receivable and due from WCS included approximately $11.3 million and approximately $1.4 million, respectively, of amounts due from our customers to WCS. The factor had an advance outstanding to us of approximately $8.0 million and $900,000 as of December 31, 2010 and 2009, respectively.

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

On November 30, 2010, Zoo Publishing, Zoo Games and the Company entered into a Third Amendment to Factoring and Security Agreement with WCS (the “WCS Third Agreement”). Pursuant to the WCS Third Agreement, the parties amended the Factoring Agreement to, among other things: (i) increase the reserve percentage from 25% to 30%; and (ii) reduce the factoring fee percentage for each ten (10) day period from 0.60% to 0.56%.

Purchase Order Facility

In addition to the receivable financing agreement with WCS, Zoo Publishing also utilizes purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacturing of video game products. Under the terms of that certain assignment agreement (the “Assignment Agreement”), we assign purchase orders received from customers to Wells Fargo, and request that Wells Fargo purchase the required materials to fulfill such purchase orders. Wells Fargo, which may accept or decline the assignment of specific purchase orders, retains us to manufacture, process and ship ordered goods, and pays us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigns the applicable purchase order to us. We pay to Wells Fargo a commitment fee in the aggregate amount of $337,500, on the earlier of the 12 month anniversary of the date of the Assignment Agreement, or the date of termination of the Assignment Agreement. Under the terms of this agreement, Wells Fargo was not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeded $5,000,000. The Assignment Agreement is for an initial term of 12 months, and continues thereafter for successive 12 month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term. If the term of the Assignment Agreement is renewed for one or more 12 month terms, for each such 12 month term, we agreed to pay to Wells Fargo a commitment fee in the sum of $337,500, which is payable upon the earlier of the anniversary of such renewal date or the date of termination of the Assignment Agreement. The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

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

On April 6, 2011, Zoo Publishing, the Company and Wells Fargo entered into an amendment to the existing agreement. Pursuant to the amendment, the parties agreed to, among other things: (i) decrease the amount of funding available pursuant to the facility to $5,000,000; (ii) reduce the commitment fee to $200,000 for the next 12 months; and (iii) extend its term until April 5, 2012, subject to automatic renewal for successive 12 month terms unless either party terminates the agreement with written notice 30 days prior to the end of the initial term or any renewal term.

The amount outstanding to Wells Fargo as of December 31, 2010 and 2009 was approximately $1.6 million and $759,000, respectively. As of December 31, 2010, the interest rate was prime plus 2.0%, or 5.25%. As of December 31, 2009, the effective interest rate was 7.25%, based upon prime plus 4.0%, the rate in effect prior to the April 6, 2010 amendment. The charges and interest expense on the advances are included in interest expense in the accompanying consolidated statement of operations and were approximately $1.1 million and $327,000 for the years ended December 31, 2010 and 2009, respectively.

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

In connection with the Series A Preferred Stock financing consummated on November 20, 2009, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the Guaranty remains in full force and effect, but only until November 30, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the Guaranty remains in full force and effect, but only until November 30, 2010. In addition, the amended Fee Letters provide that, in consideration of each of their continued personal guarantees, we would issue to each of Messrs. Seremet and Rosenbaum, an option to purchase shares of common stock or restricted shares of common stock, equal to approximately a 6.25% ownership interest on a fully diluted basis, respectively. On February 11, 2010, we issued options to purchase 337,636 shares of common stock to each of Mark Seremet and David Rosenbaum pursuant to the Fee Letters. The options have an exercise price of $1.50 per share and vest as follows: 72% vested immediately, 14% vested on May 12, 2010 and 14% vest on May 12, 2011. The options were subject to the effectiveness of an amendment to our Certificate of Incorporation to effectuate a one-for-600 reverse stock split of shares of our outstanding common stock (the “Reverse Stock Split”).

On October 1, 2010, the Company entered into an Amended and Restated Letter Agreement with each of Mark Seremet and David Rosenbaum, which amended and restated each of those Fee Letters, pursuant to which, in consideration of each of Messrs. Seremet and Rosenbaum entering into guarantees with each of: (i) Wells Fargo in connection with the Company’s purchase order financing; (ii) Solutions 2 Go, Inc. to guaranty the payment of all indebtedness of the Company and its affiliates in connection with that certain Advance Agreement with Solutions 2 Go, Inc. and Solutions 2 Go, LLC; and (iii) WCS in connection with the Company’s accounts receivable financing. The Company agreed to compensate each of Messrs. Seremet and Rosenbaum $10,000 per month and $7,000 per month, respectively, in consideration for each of their guarantees under the Company’s purchase order financing with Wells Fargo Bank, for so long as such guarantees and loan remain in full force and effect.  In addition, the amended and restated Fee Letters provide that the Company shall compensate each of Messrs. Seremet and Rosenbaum in consideration for each of their guarantees of the increased indebtedness incurred by the Company under the WCS Second Amendment, for so long as such guarantees and loan remain in full force and effect, an additional $25,000 on each of October 1, 2010, January 1, 2011, April 1, 2011 and July 1, 2011.

On January 13, 2010, our Board of Directors and stockholders holding approximately 66.7% of our outstanding voting capital stock approved an amendment to our Certificate of Incorporation to authorize the Reverse Stock Split, and our Board of Directors authorized the implementation of the Reverse Stock Split on April 23, 2010. Effective on May 10, 2010, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Amendment”), effecting a reverse stock split of our common stock at a ratio of one-for-600. As a result of the Reverse Stock Split, every 600 shares of our issued and outstanding common stock were combined into one share of our common stock.

Other

As a result of a fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari. This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari would resell the products to wholesalers and retailers that are acceptable to Atari in North America. This agreement provided for Atari to prepay the Company for the cost of goods and pay the balance due within 15 days of shipping the product. Atari’s fees approximated 10% of our standard selling price. Atari took a reserve from the initial payment for potential customer sales allowances, returns and price protection that was analyzed and reviewed within a sixty day period, to be liquidated no later than July 31, 2009. The agreement expired June 30, 2010.

Zoo Entertainment Notes

On July 7, 2008, we entered into a note purchase agreement, as amended, under which the purchasers agreed to provide loans to us in the aggregate principal amount of $9.0 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the notes, we issued to the purchasers warrants to purchase 13,637 shares of our common stock. The notes had an interest rate of five percent (5%) for the one year term of the note commencing from issuance, unless extended. All of the warrants have a five year term and an exercise price of $6.00 per share. In connection with the note purchase agreement, we satisfied a management fee obligation by issuing additional senior secured convertible promissory notes in the principal amount of $750,000 and warrants to purchase 1,137 shares of our common stock. All of those warrants have a five year term and an exercise price of $6.00 per share.

On September 26, 2008, we entered into a note purchase agreement, as amended, with four investors, pursuant to which the purchasers agreed to provide a loan to us in the aggregate principal amount of $1.4 million, in consideration for the issuance and delivery of senior secured convertible promissory notes. As partial inducement to purchase the notes, we issued to the purchasers warrants to purchase 2,122 shares of our common stock. The notes had an interest rate of five percent (5%) for the time period, which began on September 26, 2008 and ended on November 20, 2009. The warrants have a five year term and an exercise price of $6.00 per share.

On November 20, 2009, the requisite holders (the “Holders”) of our senior secured convertible notes issued in the aggregate principal amount of $11.15 million described above agreed that if we raised a minimum of $4.0 million of new capital, they would convert their debt into shares of Series B Preferred Stock that would ultimately convert into shares of common stock representing approximately 36.5% of our equity. As a result of the consummation of our sale of Series A Preferred Stock resulting in gross proceeds to us of approximately $4.2 million, on November 20, 2009, approximately $11.9 million of principal plus accrued and unpaid interest underlying the notes converted into an aggregate of 1,188,439 shares of Series B Preferred Stock. On January 13, 2010, our Board of Directors and stockholders holding approximately 66.7% of our outstanding voting capital stock approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 3,500,000,000 shares (the “Charter Amendment”). On March 10, 2010, we filed the Charter Amendment with the Secretary of State of the State of Delaware. The Charter Amendment increased our authorized shares of common stock, from 250,000,000 shares to 3,500,000,000 shares. Upon the filing of the Charter Amendment on March 10, 2010, all of the outstanding shares of Series B Preferred Stock automatically converted into 1,980,739 shares of our common stock.

Zoo Publishing Notes

In connection with Zoo Games’ acquisition of Zoo Publishing, there was an outstanding 3.9% promissory note for the benefit of the former shareholders of Zoo Publishing in the aggregate principal amount of $2,957,500. Of that amount, $1,137,500 of the principal plus accrued and unpaid interest was scheduled to be paid on or before September 18, 2009 and the remaining $1,820,000 plus accrued and unpaid interest was scheduled to be paid on or before December 18, 2010. Also in connection with the acquisition of Zoo Publishing, Zoo Games was required to pay an individual an aggregate of $608,400. Of that amount, $292,500 was due on December 18, 2010 and $315,900 was scheduled to be paid on July 31, 2011, in cash or our common stock based on the fair market value of our common stock as of July 31, 2011, at the election of Zoo Games. In connection with the Settlement Agreement dated June 18, 2009, all the Zoo Publishing Notes and the note to the individual were cancelled and no cash payments were required to be made for either the principal amounts of the notes or the interest accrued. The net amount of the obligations relieved for the Zoo Publishing Notes was approximately $3.0 million and is included in the gain on legal settlement in the consolidated statement of operations.

As part of the acquisition of Zoo Publishing, Zoo Games was required to pay $1,200,000 to an employee of Zoo Publishing. As of December 31, 2010, $620,000 of that amount remains outstanding and will be paid on July 31, 2011, in cash or our common stock based on the fair market value of our common stock as of July 31, 2011, at the election of Zoo Games.

Zoo Publishing has additional debt outstanding, which debt existed prior to Zoo Games’ acquisition of that subsidiary. As of December 31, 2010, Zoo Publishing owed approximately $220,000 as a result of the repurchase of certain stock from a former stockholder. The terms of this note are repayments in monthly increments of $10,000.

Due to the losses we incurred since inception, we are unable to predict whether we will have sufficient cash from operations to meet our financial obligations for the next 12 months. Accordingly, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended December 31, 2010 includes an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on, among other factors, the following major short-term actions: (i) its ability to generate cash flow from operations sufficient to maintain its daily business activities; and (ii) its ability to renegotiate certain obligations. Management’s active efforts in this regard include negotiations with certain vendors to satisfy cash obligations with other non-cash assets or equity, and the development of strategies to convert other non-cash assets into cash. There can be no assurance that all or any of these actions will meet with success. We may be required to seek alternative or additional financing to maintain or expand our existing operations through the sale of our securities, an increase in our credit facilities or otherwise. The failure by us to obtain such financing, if needed, could have a material adverse effect upon our business, financial conditions and results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and current trends and other assumptions that management believes to be reasonable at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual amounts could differ significantly from these estimates.

We have identified the policies below as critical to our business operations and the understanding of our financial results and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

Asset Impairment

Business Combinations — Goodwill and Intangible Assets.   The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction, integration and restructuring costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill.

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

When our financial statements contain goodwill, we perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We perform tests of impairment in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. We determine the fair value of each reporting unit using a discounted cash flow analysis and compare such values to the respective reporting unit’s carrying amount.

We incurred a triggering event as of September 30, 2009 based on the equity infusion of approximately $4.0 million for 50% ownership in our equity and the conversion of the existing convertible debt during the fourth quarter of 2009. As such, we performed an impairment analysis on that date, which resulted in the impairment of the entire goodwill balance of $14.7 million in 2009.

Long-Lived Assets Including Identifiable Intangible Assets.   We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. See section above entitled “Asset Impairment.”

During the fourth quarter of 2010, we incurred significant losses due primarily to a decline in the retail market for our products. This loss triggered us to test our intangible assets for potential impairment. We performed the required impairment test in accordance with ASC 360-10-35-47 and determined that the estimated useful lives of our intangible assets were lower than previously determined. Therefore, we recorded an impairment loss of approximately $7.6 million related to our acquisition of Zoo Publishing in December 2007. Additionally, in May 2009, we entered into a license agreement with New World, IP, LLC (“Licensor”) pursuant to which the Licensor granted to Zoo Publishing all of the Licensor’s rights to substantially all the intellectual property of Empire Interactive Europe, LLC (“Empire”) for a minimum royalty of $2.6 million to be paid within two years. At any time prior to April 1, 2011, Zoo Publishing had the option to purchase all rights in and to such games. At any time after April 1, 2011, Licensor had the right to sell all rights in and to the games to Zoo Publishing. The $2.6 million of costs related to this agreement were capitalized and included as content in intangible assets and were being amortized over a ten-year period. During 2010, we paid approximately $400,000 of these costs and incurred an additional liability to the Licensor of approximately $26,000.  As of December 31, 2010, the liability was approximately $2.1 million and was recorded in other current liabilities on the consolidated balance sheets.  As of December 31, 2010, we expect to fail to make the required payments for the rights to this intellectual property by May 1, 2011. As such, we have recorded an impairment charge of $2.3 million, representing the unamortized balance of the Empire IP content intangibles, as of December 31, 2010.

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including, in the case of stock option awards, estimating expected stock volatility. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, amending Accounting Standards Codification 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for us beginning January 1, 2011. We believe that ASU 2009-13 will not have a material impact on our financial statements.

Accounting Standards Updates Not Yet Effective

There are no ASUs that are effective after April 15, 2011 that are expected to have a significant effect on our consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases.

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

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by Item 8 are submitted in a separation section of this report, beginning on Page F-1, and are incorporated herein and made a part hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective September 24, 2010, the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner and Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm.  The Company previously filed Form 8-K on September 29, 2010, acknowledging this change.

During the Company’s fiscal year ended December 31, 2009, and the subsequent period through the date we engaged EisnerAmper LLP, the Company did not consult with Eisner regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The audit report of Amper on the consolidated financial statements of the Company as of and for the year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended  December 31, 2009 and through August 16, 2010, there were (i) no disagreements between the Company and Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year or for any reporting period since the Company’s last fiscal year end and (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a015(e) and 15d-15(e), as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

No system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only a reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with a company’s policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective at a reasonable assurance level.

Our management has determined that we have material weaknesses in our internal control over financial reporting related to: (i) not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process, (ii) an insufficient level of monitoring and oversight, (iii) ineffective controls over accounting for revenue recognition and allowances for returns and other items, (iv) insufficient analysis of certain key account balances at interim reporting cycles and (v) timely recognition of changes within the Company’s business plan and the related impact on the financial statements.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this evaluation, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has determined that we have material weaknesses in our internal control over financial reporting related to: (i) not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process, (ii) an insufficient level of monitoring and oversight, (iii) ineffective controls over accounting for revenue recognition and allowances for returns and other items, (iv) insufficient analysis of certain key account balances at interim reporting cycles and (v) timely recognition of changes within the Company’s business plan and the related impact on the financial statements. Based on this evaluation, management determined that our system of internal control over financial reporting was not effective as of December 31, 2010.

Until these material weakness in our internal control over financial reporting are remediated, there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

Due to resource constraints in 2010, both monetary and time, we were not able to appropriately address these matters in 2010 and we were unable to get to a level to fully remediate these material weaknesses in 2010.  We will continue to reassess our accounting and finance staffing levels to determine and seek the appropriate accounting resources to be added to our staff to handle the existing workload, provide for a sufficient level of monitoring and oversight, implement effective controls over accounting for revenue recognition and allowances for returns and other items, provide for sufficient analysis of certain key account balances at interim reporting cycles and allow for the  timely evaluation and recognition of impact on the financial statements associated with changes to the Company’s business plan.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only a management’s report in this report.

Changes in controls and procedures.

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during our fourth quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Non-Employee Directors,” “Election of Directors,” and “Executive Officers,” to be filed with the SEC in connection with the 2011 Annual Meeting of Stockholders presently scheduled to be held on June 8, 2011.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with the 2011 Annual Meeting of Stockholders, presently scheduled to be held on June 8, 2011, and specifically from the portions thereof captioned “Election of Directors,” “Executive Officers,” “Compensation of Non-Employee Directors” and “Executive Compensation,” except that the information required by Items 407(d)(1)-(3) and 407(e)(5) of Regulation S-K which appear under the sub-heading “Audit Committee Report” is specifically not incorporated by reference into this Form 10-K or into any other filings by the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” to be filed with the SEC in connection with the 2011 Annual Meeting of Stockholders, presently scheduled to be held on June 8, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Election of Directors” and “Certain Relationships and Related Transactions,” to be filed with the SEC in connection with the 2011 Annual Meeting of Stockholders, presently scheduled to be held on June 8, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Independent Registered Public Account Firm,” to be filed with the SEC in connection with the 2011 Annual Meeting of Stockholders, presently scheduled to be held on June 8, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           1.           FINANCIAL STATEMENTS.

The financial statements required by Item 15 are submitted in a separate section of this report, beginning on Page F-1, and are incorporated herein and made a part hereof.

2.           FINANCIAL STATEMENT SCHEDULES.

None

3.           EXHIBITS.

The following exhibits are filed with this report, or incorporated by reference as noted.

Exhibit No.	Description
1.1
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

3.6
Certificate of Amendment to Certificate of Incorporation, filed on March 10, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2010).

3.7
Certificate of Amendment to Certificate of Incorporation, filed on May 6, 2010 (incorporated by reference to that Current Report on Form 8-K filed the Securities and Exchange Commission on May 10, 2010).

3.8	Bylaws (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).
4.1	Form of Note issued to investors (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).
4.2	Form of Note issued to investors (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008).
4.3	Form of Warrant issued to investors (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).
4.4	Form of Warrant issued to investors (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008).
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

10.4*
Management Agreement, between Zoo and Trinad Management, LLC, dated as of October 24, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

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

10.11
Amendment No. 1 to the Note Purchase Agreement, dated as of July 15, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2008).

10.12
Amendment No. 2 to the Note Purchase Agreement, dated as of July 31, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2008).

10.13
Security Agreement, by and among Zoo, Trinad, Back Bay, Cipher, Soundpost LP, Soundpost Offshore and S.A.C., dated as of July 7, 2008. (incorporated by reference to those Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008, July 30, 2008, August 1, 2008 and August 15, 2008).

10.14
Securities Purchase Agreement, by and between Zoo Games and Zoo, dated as of July 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).

10.15
Amendment No. 1 to the Securities Purchase Agreement, dated as of July 15, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2008).

10.16	Senior Secured Note, issued by Zoo Games on July 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).
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

10.19	Guaranty, by and among the Subsidiaries, dated as of July 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).
10.20
Note Purchase Agreement, by and among Zoo, Trinad, Back Bay, Sandor Capital Master Fund LP (“Sandor”) and John S. Lemak (“Lemak”), dated as of September 26, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008).

10.21
Security Agreement, by and among Zoo, Trinad, Back Bay, Sandor and Lemak, dated as of September 26, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008).

10.22*
1 st Amended and Restated Employment Agreement between Zoo Games and Mark Seremet, dated as of April 16, 2006. (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.23*
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

10.25*
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

10.28*
Employment Agreement between Zoo Publishing, Inc. and Susan J. Kain-Jurgensen, dated as of December 18, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.29*
Amendment Number One to the Susan J. Kain-Jurgensen Employment Agreement between Zoo Publishing, Inc. and Susan J. Kain-Jurgensen effective as of July 16, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.30*	2008 Long-Term Incentive Plan of Zoo Games (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
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

10.36
Overdraft Financing Facility of Zoo Digital Publishing with Bank of Scotland, dated as of January 8, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.37
Lease Agreement between Paul Andrew Williams and Clare Marie Williams t/a Towers Investments of Valley House and Zoo Digital Publishing, Limited, dated as of February 1, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.38**
First Renewal License Agreement for the Nintendo DS System between Nintendo Co., Ltd. And Zoo Digital Publishing Limited, dated as of May 25, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.39**
Confidential License Agreement for the Wii Console between Nintendo Co., Ltd. and Zoo Digital Publishing Limited, dated as of May 15, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.40	Guaranty of Mark Seremet, dated as of August 11, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
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

10.46
Confidential License Agreement for Nintendo DS between Nintendo of America Inc. and Zoo Publishing, dated as of October 1, 2005 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.47
Confidential License Agreement for the Nintendo DS System between Nintendo Co., Ltd. and Zoo Publishing, dated as of April 4, 2005 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.48**
PSP Licensed Publisher Agreement between SONY Computer Entertainment America Inc. and Zoo Publishing, dated as of January 20, 2006 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.49**
PS2 Licensed Publisher Agreement between SONY Computer Entertainment America Inc. and Zoo Publishing, dated as of November 20, 2002 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.50*
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

10.56
Form of Non-Competition Agreement entered into by Mark Seremet and Susan J. Kain-Jurgensen, dated as of September 12, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

10.57
Agreement for the Sale and Purchase of the entire Issued Share Capital of Zoo Digital Publishing Limited, by and among Zoo Games, Zoo Digital Publishing Limited, Barry Hatch and Ian Clifford Stewart, dated as of December 2, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2008).

10.58
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

10.61
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

10.63
Letter Agreement, by and between Zoo Entertainment, Inc. and David Rosenbaum, dated as of May 12, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2009).

10.64
License Agreement, by and among Zoo Entertainment, Inc., Zoo Publishing, Inc. and New World IP, LLC, dated as of May 1, 2009 (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009).

10.65
Amendment No. 2 to Senior Secured Convertible Note, dated as of June 26, 2009, by and among Zoo Entertainment, Inc. and the holders of Notes set forth therein (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009).

10.66
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

10.68*
Employment Agreement, dated as of January 1, 2008, by and between Zoo Publishing, Inc. and David Rosenbaum (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009).

10.69*
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

10.71
Factoring and Security Agreement, dated as of September 9, 2009 and effective as of September 29, 2009, by and between Zoo Publishing, Inc. and Working Capital Solutions, Inc. (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2009).

10.72
Continuing Unconditional Guaranty, dated as of September 9, 2009 and effective as of September 29, 2009, by and between Working Capital Solutions, Inc. and Zoo Entertainment, Inc. as guarantor (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2009).

10.73
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

10.77
Advance Agreement, by and among Zoo Entertainment, Inc., Solutions 2 Go Inc. and Solutions 2 Go LLC, dated as of August 31, 2009 (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).

10.78
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

10.86
Amendment No. 2 to Letter Agreement, by and between Zoo Entertainment, Inc. and David Rosenbaum, dated as of November 20, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2009).

10.87
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

10.89
Securities Purchase Agreement, by and among Zoo Entertainment, Inc. and the investors set forth therein, dated as of November 20, 2009 (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2009).

10.90
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

10.92
Amendment No. 1 to Registration Rights Agreement, by and among Zoo Entertainment, Inc., Focus Capital Partners, LLC and Socius Capital Group, LLC, dated as of December 16, 2009 (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 2009).

10.93*
Employment Agreement, by and between Zoo Publishing, Inc. and Steve Buchanan, effective as of February 15, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2010).

10.94*
Amendment Number Two to the June 4, 2007 David Fremed Employment Agreement, by and between Zoo Games, Inc. and David Fremed, effective as of February 15, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2010).

10.95*
Amendment No. 2 to the 2007 Employee, Director and Consultant Stock Plan (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2010).

10.96*	Form of Non-qualified Option Agreement (incorporated by reference to that Current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).
10.97*	Form of Restricted Stock Agreement (incorporated by reference to that Current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).
10.98
First Amendment to Factoring and Security Agreement, by and between Zoo Publishing, Inc. and Working Capital Solutions, Inc., dated as of April 1, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2010) (incorporated by reference to that Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 15, 2010).

10.99
First Amendment to Master Purchase Order Assignment Agreement, by and among Zoo Entertainment, Inc., Zoo Games, Inc., Zoo Publishing, Inc. and Wells Fargo Bank, National Association, dated as of April 6, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2010).

10.100
Second Amendment to Factoring and Security Agreement, by and between Zoo Publishing, Inc. and Working Capital Solutions, Inc., dated October 1, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2010).

10.101
Amended and Restated Letter Agreement, by and between Zoo Entertainment, Inc. and Mark Seremet, dated October 1, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2010).

10.102
Amended and Restated Letter Agreement, by and between Zoo Entertainment, Inc. and David Rosenbaum, dated October 1, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2010).

10.103†	Third Amendment to Factoring and Security Agreement, by and among Zoo Games, Inc., Zoo Entertainment, Inc., Zoo Publishing, Inc. and Working Capital Solutions, Inc., dated November 30, 2010.
10.104†
Second Amendment to Master Purchase Order Assignment Agreement by and among Wells Fargo Bank, National Association, Zoo Entertainment, Inc., Zoo Publishing, Inc., and Zoo Games, Inc., dated April 6, 2011.

21.1†	Subsidiaries of Zoo Entertainment, Inc.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1±	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350.

*	Management compensation agreements
**	Confidential treatment as to certain portions requested
†	Filed herewith
±	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOO ENTERTAINMENT, INC.

Date: April 15, 2011	By:	/s/ David J. Fremed
David J. Fremed, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Seremet	Chief Executive Officer	April 15, 2011
Mark Seremet	(principal executive officer)
and Director

/s/ David Fremed	Chief Financial Officer	April 15, 2011
David Fremed	(principal financial officer and
principal accounting officer)

/s/ Jay A Wolf	Chairman of the Board of Directors	April 15, 2011
Jay A. Wolf

/s/ David Smith	Director	April 15, 2011
David Smith

/s/ Barry Regenstein	Director	April 15, 2011
Barry Regenstein

/s/ John Bendheim	Director	April 15, 2011
John Bendheim

/s/ Drew Larner	Director	April 15, 2011
Drew Larner

/s/ Moritz Seidel	Director	April 15, 2011
Moritz Seidel

/s/ Alex Krys	Director	April 15, 2011
Alex Krys

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Zoo Entertainment, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Zoo Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Zoo Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoo Entertainment, Inc. and Subsidiaries as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 2 to the consolidated financial statements, the Company has both incurred losses and experienced net cash outflows from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

April 15, 2011
Edison, New Jersey

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Zoo Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Zoo Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoo Entertainment, Inc. and Subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner & Mattia, LLP

March 31, 2010, except with respect to the effects of the retroactive adjustment for the one-for-600 reverse stock split described in Note 3 to the consolidated financial statements, for which the date is May 10, 2010.
New York, New York

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	DECEMBER 31,
	2010	2009
ASSETS
Current assets:
Cash	$379	$2,664
Accounts receivable and due from factor, net of allowances of $8,131 and $835 at December 31, 2010 and 2009, respectively	13,736	4,022
Inventory, net	7,368	2,103
Prepaid expenses and other current assets	820	2,409
Product development costs, net	5,319	4,399
Deferred tax assets	153	578
Total current assets	27,775	16,175

Fixed assets, net	264	141
Intangible assets, net	3,900	15,733
Other non-current assets	9	–
Total assets	$31,948	$32,049

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,806	$3,330
Financing arrangements	9,606	1,659
Customer advances	–	3,086
Accrued expenses and other current liabilities	7,457	2,333
Notes payable, current portion	160	120
Total current liabilities	22,029	10,528

Notes payable, non-current portion	60	180
Deferred tax liabilities	153	3,461
Other long-term liabilities	–	2,770
Total liabilities	22,242	16,939

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, par value $0.001, 5,000,000 shares authorized
Series A, 0 and 1,389,684 issued and outstanding at December 31, 2010 and 2009, respectively	–	1
Series B, 0 and 1,188,439 issued and outstanding at December 31, 2010 and 2009, respectively	–	1
Common stock, $.001 par value, 3,500,000,000 shares authorized, 6,243,699 shares issued and 6,230,696 shares outstanding at December 31, 2010: 250,000,000 authorized, 65,711 issued and 52,708 outstanding at December 31, 2009	6	–
Additional paid-in capital	73,336	64,714
Accumulated deficit	(59,167)	(45,137)
Treasury stock, at cost, 13,003 shares at December 31, 2010 and 2009	(4,469)	(4,469)
Total stockholders’ equity	9,706	15,110

Total liabilities and stockholders' equity	$31,948	$32,049

See accompanying notes to consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	YEARS ENDED DECEMBER 31,
	2010	2009
Revenue	$63,446	$48,709

Cost of goods sold	55,061	39,488
Gross profit	8,385	9,221

Operating expenses:

General and administrative	5,663	6,788
Selling and marketing	5,326	2,484
Research and development	–	390
Impairment of goodwill and intangible assets	9,904	14,704
Depreciation and amortization	2,036	1,875

Total operating expenses	22,929	26,241

Loss from operations	(14,544)	(17,020)

Interest expense, net	(2,627)	(3,302)
Gain on extinguishment of debt	–	5,315
Gain on legal settlement	–	4,328
Other income – insurance recovery	–	860

Loss from continuing operations before income taxes	(17,171)	(9,819)

Income tax benefit (expense)	3,141	(3,143)

Loss from continuing operations	(14,030)	(12,962)

Loss from discontinued operations	–	(235)

Net loss	$(14,030)	$(13,197)

Loss per common share – basic and diluted:

Loss from continuing operations	$(3.20)	$(232)
Loss from discontinued operations	–	(4)
Net loss per share	$(3.20)	$(236)

Weighted average common shares outstanding – basic and diluted	4,379,964	55,826

See accompanying notes to consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED DECEMBER 31,
	2010	2009
Operating activities:

Net loss	$(14,030)	$(13,197)
Loss from discontinued operations	–	(235)
Loss from continuing operations	(14,030)	(12,962)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Gain on legal settlement	–	(4,328)
Gain on extinguishment of debt	–	(5,315)
Impairment of goodwill and intangible assets	9,904	14,704
Depreciation and amortization	2,036	1,875
Amortization of deferred debt discount	–	1,870
Deferred income taxes	(2,883)	2,883
Stock-based compensation	630	588
Other changes in assets and liabilities:
Accounts receivable and due from factor, net	(9,714)	(2,190)
Inventory, net	(5,265)	1,017
Product development costs, net	(920)	939
Customer advances	(1,649)	(742)
Prepaid expenses and other current assets	1,580	(153)
Accounts payable	1,476	(2,379)
Accrued expenses and other liabilities	2,678	(1,293)
Net cash used in operating activities	(16,157)	(5,486)

Investing activities:

Purchase of fixed assets	(231)	(26)
Purchase of intellectual property	–	(312)
Net cash used in investing activities	(231)	(338)

Financing activities:

Proceeds from the sale of common stock, net of $2,000 of costs in 2010	7,592	7
Proceeds from the sale of Series A Preferred Stock, net of $178 of costs	–	4,822
Net borrowings in connection with financing facilities	7,947	810
(Repayment of) proceeds from Solutions 2 Go customer advances	(1,436)	2,000
Net cash provided by financing activities	14,103	7,639

Net (decrease) increase in cash	(2,285)	1,815

Cash at beginning of year	2,664	849

Cash at end of year	$379	$2,664

See accompanying notes to consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands)

	Preferred Stock
	Series A		Series B		Common Stock		Additional		Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in- Capital	Accumulated Deficit	Shares	Cost	Total

Balance at December 31, 2008	–	$–	–	$–	64	$–	$52,730	$(31,940)	4	$(3,356)	$17,434

Issuance of Preferred Series A Stock, net of $178 in costs	1,390	1	–	–	–	–	4,821	–	–	–	4,822
Conversion of Convertible Notes to Preferred Series B Stock	–	–	1,188	1	–	–	6,568	–	–	–	6,569
Stock-based compensation	–	–	–	–	–	–	88	–	–	–	88
Value of shares returned to Treasury from settlement of litigation	–	–	–	–	–	–	–	–	9	(1,113)	(1,113)
Warrants Exercised	–	–	–	–	1	–	7	–	–	–	7
Shares issued to employee in exchange for personal guaranty	–	–	–	–	1	–	100	–	–	–	100
Value of warrants issued for Solutions 2 Go advance	–	–	–	–	–	–	400	–	–	–	400
Net loss	–	–	–	–	–	–	–	(13,197)	–	–	(13,197)
Balance at December 31, 2009	1,390	1	1,188	1	66	–	64,714	(45,137)	13	(4,469)	15,110

Conversion of Series A Preferred Stock to Common Stock	(1,390)	(1)	–	–	2,316	2	(1)	–	–	–	–
Conversion of Series B Preferred Stock to Common Stock	–	–	(1,188)	(1)	1,981	2	(1)	–	–	–	–
Common Stock issued to directors	–	–	–	–	281	1	160	–	–	–	161
Issuance of management options accrued in 2009 as a liability	–	–	–	–	–	–	403	–	–	–	403
Stock-based compensation	–	–	–	–	–	–	470	–	–	–	470
Sale of Common Stock in July 2010, net of costs of $2,000	–	–	–	–	1,600	1	7,591	–	–	–	7,592
Net loss	–	–	–	–	–	–	–	(14,030)	–	–	(14,030)
Balance at December 31, 2010	–	$–	–	$–	6,244	$6	$73,336	$(59,167)	13	$(4,469)	$9,706

See accompanying notes to consolidated financial statements.

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

Zoo is a developer, publisher and distributor of interactive entertainment software for use on all major platforms including: Nintendo’s Wii, DS and 3DS; Sony’s PlayStation 3 (“PS3”); Microsoft’s Xbox 360 and its controller-free accessory, Kinect; Android mobile devices; and iOS devices including iPod Touch, iPad and iPhone. We also develop and publish downloadable games for “connected services” including mobile devices, Microsoft’s Xbox Live Arcade (“XBLA”), Sony’s PlayStation Network (“PSN”), Nintendo’s DsiWare, Facebook, and Steam, a platform for hosting and selling downloadable PC/Mac software. Zoo sells primarily to major retail chains and video game distributors. Zoo Games began business in March 2007 and on December 18, 2007, acquired all of the outstanding capital stock of Destination Software, Inc., which was later renamed Zoo Publishing, Inc. (“Zoo Publishing”).

 The Company’s current overall business strategy has shifted with the changes taking place within the industry. The Company is gradually phasing out its retail business of family-oriented, often-branded console titles, and shifting its focus to digital downloadable content on platforms such as XBLA and PSN, as well as mobile gaming. Zoo’s digital business focuses on bringing fresh, innovative content to digital distribution channels, as well as mobile devices. Sourcing content from its newly-incorporated indiePub division is one way the Company acquires new intellectual property for development and publication for digital distribution.

On March 9, 2011, the Company incorporated its wholly-owned subsidiary, indiePub, Inc. in the State of Delaware.

The Company operates in one segment in the United States and focuses on developing, publishing and distributing interactive entertainment software under the Zoo brand both in North American and international markets.

Unless the context otherwise indicates, the use of the terms “we,” “our” or “us” refer to the Company and its operating subsidiaries, Zoo Games and Zoo Publishing.

NOTE 2. GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $59.2 million as of December 31, 2010. For the year ended December 31, 2010, the Company generated negative cash flows from continuing operations of approximately $16.2 million, and for the year ended December 31, 2009, the Company generated negative cash flows from continuing operations of approximately $5.5 million. As of December 31, 2010 and 2009, the working capital was approximately $5.7 million and $5.6 million, respectively. Although the Company’s business plan anticipates the generation of positive cash flow, given the Company's history of generating negative cash flows from operating activities, there is no assurance that it will succeed in doing so. Due to the Company’s history of losses and negative cash flows from operating activities, the Company is unable to predict whether it will have sufficient cash from operations to meet its financial obligations for the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on, among other factors, the following major short-term actions: (i) its ability to generate cash flow from operations sufficient to maintain its daily business activities; and (ii) its ability to renegotiate certain obligations. Management’s active efforts in this regard include negotiations with certain vendors to satisfy cash obligations with other non-cash assets or equity, and the development of strategies to convert other non-cash assets into cash. There can be no assurance that all or any of these actions will meet with success.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Zoo Games, Inc. and its wholly-owned subsidiaries, Zoo Publishing, Inc. and Zoo Entertainment Europe Ltd.  All intercompany accounts and transactions are eliminated in consolidation.

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

If the financial condition and operations of the Company’s customers deteriorate, its risk of collection could increase substantially. A majority of the Company’s trade receivables are derived from sales to major retailers and distributors.  In October 2008, the Company entered into an agreement with Atari, Inc. where sales from October 24, 2008 through March 31, 2009 for all customers that Atari deemed acceptable would be through Atari, and Atari would prepay the Company for the cost of goods and they would bear the credit risk from the ultimate customer.  This agreement was subsequently amended to include sales to certain customers through June 30, 2010.  This agreement with Atari expired on June 30, 2010 and, as of December 31, 2010, there was no receivable due from Atari.  The Company’s five largest ultimate customers accounted for approximately 65% (of which the following customers constituted balances greater than 10%:  customer A-34% and customer B-11%) and 76% (of which the following customers constituted balances greater than 10%: customer A-29%, customer B-21% and customer C-11%) of net revenue for the years ended December 31, 2010 and 2009, respectively.  These five largest customers accounted for approximately 68% and 57% of our gross accounts receivable and due from factor as of December 31, 2010 and 2009, respectively. The Company believes that the net receivable balances from its customers do not represent a significant credit risk based on past collection experience. During the years ended December 31, 2010 and 2009, the Company sold approximately $37.8 million and $4.6 million, respectively, of receivables to its factor with recourse.  The factored receivables were approximately $11.3 million and $1.4 million of the Company’s accounts receivable and due from factor, net as of December 31, 2010 and 2009, respectively.  The Company regularly reviews its outstanding receivables for potential bad debts and has had no history of significant write-offs due to bad debts.

Reclassifications

The accompanying consolidated financial statements for the 2009 fiscal year contain certain reclassifications to conform to the current year presentation.

Inventory

Inventory is stated at the lower of actual cost or market. Estimated product returns are included in the inventory balances and also recorded at the lower of actual cost or market.

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

Prior to establishing technological feasibility, the Company expenses research and development costs as incurred. During the years ended December 31, 2010 and 2009, the Company wrote off $0 and $390,000, respectively, of expense relating to costs incurred for the development of games that were abandoned during those periods.

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

Certain licensing fees are capitalized on the consolidated balance sheet in prepaid expenses and are amortized as royalties in cost of goods sold, on a title-by-title basis, at a ratio of current period revenues to the total revenues expected to be recorded over the remaining life of the title.  Similar to product development costs, the Company reviews its sales projections quarterly to determine the likely recoverability of its capitalized licenses as well as any unpaid minimum obligations.  When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made.  Criteria used to evaluate expected product performance and to estimate future sales for a title include:  historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

Fixed Assets

Fixed assets, consisting primarily of office equipment and furniture and fixtures, are stated at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Property and equipment are depreciated on a straight-line basis over the estimated useful life of the assets. Office equipment and furniture and fixtures are depreciated over five years, computer equipment and software are generally depreciated over three years, and leasehold improvements are depreciated over the shorter of the related lease term or seven years. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and any gain or loss is recognized as a component of operating income or loss in the statement of operations.

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

The Company is required to perform a goodwill impairment test on at least an annual basis, or when indicators of impairment exist. At September 30, 2009, the Company determined that goodwill was impaired and as such recorded an impairment charge of $14.7 million against the goodwill (see Note 7), which eliminated all goodwill balances as of that date.

Impairment of Long-Lived Assets, Including Definite Life Intangible Assets

The Company reviews all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including assets to be disposed of by sale, whether previously held and used or newly acquired.  The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value.  The estimated fair value is generally measured by discounting expected future cash flows at the Company’s incremental borrowing rate or fair value, if available.  As of December 31, 2010, the Company determined that certain intangible assets were impaired and recorded a charge of $9.9 million (see Note 7).  There was no such impairment in 2009.

Revenue Recognition

The Company earns its revenue from the sale of interactive software titles developed by and/or licensed from third party developers. The Company recognizes such revenue upon the transfer of title and risk of loss to its customers.  Accordingly, the Company recognizes revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable.  The Company’s payment arrangements with customers typically provide net 30 and 60-day terms.  Advances received from customers are reported on the consolidated balance sheets as customer advances and are included in current liabilities until the Company meets its performance obligations, at which point it recognizes the revenue.

Revenue is presented net of estimated reserves for returns, price concessions and other items. In circumstances when the Company does not have a reliable basis to estimate returns and price concessions or is unable to determine that collection of a receivable is probable, the Company defers the revenue until such time as it can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

Allowances for Returns, Price Concessions and Other Items

The Company may accept returns and grant price concessions in connection with its publishing arrangements.  Following reductions in the price of the Company’s products, we may grant price concessions that permit customers to take credits for unsold merchandise against amounts they owe the Company.  The Company’s customers must satisfy certain conditions to allow them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels. We also offer certain customers quarterly and/or annual rebates based upon achievement of certain pre-established sales levels of our products to such customers. The Company accounts for such volume rebates in the period in which they are earned by the customer.

Customers with whom the Company has distribution arrangements do not have the right to return titles or cancel firm orders. However, at times the Company will accept returns from its distribution customers to facilitate stock balancing, and will at times make accommodations to these distribution customers, including credits and returns, when demand for specific product titles fall below expectations.

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

Consideration Given to Customers and Received from Vendors and Vendor Concentrations

The Company has various marketing arrangements with retailers and distributors of its products that provide for cooperative advertising and market development funds, among others, which are generally, based on single exchange transactions.  Such amounts are accrued as a reduction to revenue when revenue is recognized, except for cooperative advertising which is included in selling and marketing expense if there is a separate identifiable benefit and the benefit’s fair value can be established.

The Company receives various incentives from its manufacturers, including rebates based on a cumulative level of purchases.  Such amounts are generally accounted for as a reduction in the price of the manufacturer’s product and included as a reduction of inventory or cost of goods sold.

The Company’s two largest vendors comprised approximately 70% and 12% of all purchases of inventory in 2010, and approximately 83% and 5% of all purchases of inventory in 2009.

Equity-Based Compensation

The Company issued restricted common stock and options to purchase shares of common stock of the Company to certain members of management and employees during 2010 and 2009.  Stock option grants vest over periods ranging from immediate to four years and expire within ten years of issuance.  Stock options that vest in accordance with service conditions amortize over the applicable vesting period using the straight-line method.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.  This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate.  These variables include, but are not limited to, the volatility of the Company’s stock price and estimated exercise behavior.  The Company used the current market price to determine the fair value of the stock price for grants made during 2009, and used the price of the Company’s equity raise in the fourth quarter of 2009 to determine the fair value of the stock price for the grant made on February 11, 2010.  The Company used the current market price to determine the fair value of the stock price for the grant made in August 2010.  No other stock grants were made in 2010.  The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants:

	Year Ended December 31,
	2010	2009
Risk-free interest rate	3.00%	3.45%
Expected stock price volatility	60.0%	60.0%
Expected term until exercise (years)	5	5
Expected dividend yield	None	None

For the years ended December 31, 2010 and 2009, the Company estimated the implied volatility for publicly traded options on its common shares as the expected volatility assumption required in the Black-Scholes option-pricing model.  The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

The fair value of the restricted common stock grants in February 2010 was determined based on the price of the Company’s equity raise in the fourth quarter of 2009 and, where appropriate, a marketability discount.

Loss Per Share

Basic loss per share (“EPS”) is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period.  A 2010 restricted stock grant, of which 199,395 shares are unvested as of December 31, 2010, is excluded from basic and diluted EPS.  Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.  At December 31, 2010, the Company’s 1,039,703 warrants and 1,300,838 stock options outstanding were excluded from the calculation of diluted EPS, due to the Company’s net loss for the 2010 year. At December 31, 2009, the Company’s 1,039,703 warrants, 4,321 stock options, 2,316,145 shares of common stock related to Series A Preferred Stock and 1,980,739 shares of common stock related to Series B Preferred Stock outstanding were excluded from the calculation of diluted EPS, due to the Company’s net loss for the 2009 year.

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

In accordance with the FASB Accounting Standards Codification Topic 740, the Company adopted the standard that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  As a result of the implementation, the Company did not recognize any change in its tax liability.  As of December 31, 2010, the Company believes it does not have any material unrecognized tax liability from tax positions taken during the current or any prior period.  In addition, as of December 31, 2010, tax years 2007 through 2010 remain within the statute of limitations and are subject to examination by tax jurisdictions. The Company’s policy is to recognize any interest and penalties accrued on unrecognized tax benefits as part of income tax expense.

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

As of December 31, 2010 and 2009, the carrying value of cash, accounts receivable and due from factor, inventory, prepaid expenses, accounts payable, accrued expenses, due to factor, and advances from customers were reasonable estimates of the fair values because of their short-term maturity.  The carrying value of financing arrangements and notes payable are reasonable estimates of fair value because interest rates closely approximate market rates.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, amending Accounting Standards Codification 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the Company beginning January 1, 2011, and will not have a material impact on the Company’s financial statements.

NOTE 4:  INVENTORY

Inventory consisted of:

	(Amounts in Thousands)
	December 31,	December 31,
	2010	2009
Finished products	$3,166	$1,247
Parts & supplies	4,202	856
Totals	$7,368	$2,103

Estimated product returns included in inventory at December 31, 2010 and 2009 were approximately $2.7 million and $261,000, respectively.

NOTE 5:  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	December 31,	December 31,
	2010	2009
Vendor advances for inventory	$68	$1,545
Prepaid royalties	271	474
Income tax receivable	261	-
Other	220	390
Totals	$820	$2,409

NOTE 6:  PRODUCT DEVELOPMENT COSTS

The Company’s capitalized product development costs for years ended December 31, 2010 and 2009 were as follows:

	(Amounts in Thousands)
	December 31,	December 31,
	2010	2009
Beginning balance	$4,399	$5,338
New product development costs incurred	8,597	5,743
Write-off of product development costs	–	(390)
Amortization of product development costs	(7,677)	(6,292)
Product development costs, net	$5,319	$4,399

NOTE 7:  GOODWILL AND INTANGIBLE ASSETS, NET

During the fourth quarter of 2010, the Company incurred significant losses due primarily to a decline in the retail market for its products. This loss triggered the Company to test its definite-lived intangible assets for potential impairment. The Company performed the required impairment test and determined that the estimated useful lives of its definite-lived intangible assets were lower than previously determined. Therefore, the Company recorded an impairment loss of approximately $7.6 million related to its acquisition of Zoo Publishing in 2007 in accordance with the provisions of ASC 360-10-35-47. Of the $7.6 million of impairment, approximately $766,000 was related to customer relationships, $148,000 was related to trademarks and the remaining $6.7 million was related to content. The Company has revised the estimated useful life of its customer relationships and content to 24 months, and its trademarks to 60 months, the estimated period of time the Company believes these assets will continue to provide a benefit.

In May 2009, the Company entered into a license agreement with New World, IP, LLC (“Licensor”) pursuant to which the Licensor granted to Zoo Publishing all of the Licensor’s rights to substantially all the intellectual property of Empire Interactive Europe, LLC for a minimum royalty of $2.6 million to be paid within two years. At any time prior to April 1, 2011, Zoo Publishing had the option to purchase all rights in and to such games. At any time after April 1, 2011, Licensor had the right to sell all rights in and to the games to Zoo Publishing. The $2.6 million of costs related to this agreement were capitalized and included as content in intangible assets and were being amortized over a ten-year period. During 2010, the Company paid approximately $400,000 of these costs and incurred an additional liability to the Licensor of approximately $26,000. As of December 31, 2010, the liability was approximately $2.1 million and was recorded in other current liabilities on the consolidated balance sheets. During the fourth quarter of 2010, the Company determined it expected it would not make the required payments for the rights to the intellectual property by May 1, 2011. As such, the Company recorded an impairment charge of $2.3 million, representing the unamortized balance of the Empire IP content intangibles as of December 31, 2010. Even though the Company had the rights to use the intellectual property through April 30, 2011, the Company did not expect any significant revenue from these assets from January 1, 2011 through April 30, 2011.

The total intangible impairment charge for 2010 was $9.9 million and is included in impairment of goodwill and intangible assets in the consolidated statement of operations. There was no impairment of intangible assets in 2009.

The Company incurred a triggering event as of September 30, 2009 based on the equity infusion of approximately $4.0 million for a 50% ownership in the company and the conversion of the existing convertible debt during the fourth quarter of 2009. As such, the Company performed an impairment analysis utilizing an approach employing multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). This approach is consistent with the requirements to utilize all appropriate valuation techniques as described in ASC 820-10-35-24 “Fair Value Measurements and Disclosures.” The values ascertained using these methods were weighted to obtain a total fair value, which was less than the carrying value, therefore the Company recorded an impairment charge of $14.7 million to fully impair the goodwill during the third quarter of 2009.

The following table sets forth the components of the intangible assets subject to amortization:

			(Amounts in Thousands)
				December 31, 2010		December 31, 2009
	Original Estimated Useful Lives (Years)	Remaining Estimated Useful Lives (Years)	Gross Carrying Amount	Impairment and Accumulated Amortization	Net Book Value	Net Book Value
Content	10	2	$14,965	$13,115	$1,850	$12,345
Trademarks	10	5	1,510	607	903	1,201
Customer relationships	10	2	2,749	1,602	1,147	2,187
Total			$19,224	$15,324	$3,900	$15,733

Amortization expense related to intangible assets was approximately $1.9 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively.

The following table presents the estimated amortization of the Company’s current intangible assets for the next five years:

Year Ending December 31,	(Amounts in thousands)
2011	$1,679
2012	1,679
2013	181
2014	181
2015	180
Thereafter	–
Total	$3,900

NOTE 8.  CREDIT AND FINANCING ARRANGEMENTS, ATARI AGREEMENT AND OTHER CUSTOMER ADVANCES

In connection with the Zoo Publishing acquisition, the Company entered into the following credit and finance arrangements:

Purchase Order Financing

Zoo Publishing utilizes purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacturing of video game products. Under the terms of the Company’s agreement (the “Assignment Agreement”), the Company assigns purchase orders received from customers to Wells Fargo, and requests that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which may accept or decline the assignment of specific purchase orders, retains the Company to manufacture, process and ship ordered goods, and pays the Company for its services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigns the applicable purchase order to the Company.  The Company pays to Wells Fargo a commitment fee in the aggregate amount of $337,500, paid on the earlier of the anniversary of the date of the Assignment Agreement or the date of termination of the Assignment Agreement.  Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000.  The Assignment Agreement was for an initial term of 12 months, and continues thereafter for successive 12 month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement is renewed for one or more 12 month terms, for each such 12 month term, the Company will pay to Wells Fargo a commitment fee in the sum of $337,500, paid on the earlier of the anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

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

On April 6, 2011, Zoo Publishing, the Company and Wells Fargo entered into an amendment to the existing agreement. Pursuant to the amendment, the parties agreed to, among other things: (i) decrease the amount of funding available pursuant to the facility to $5,000,000; (ii) reduce the commitment fee to $200,000 for the next 12 months; and (iii) extend its term until April 5, 2012, subject to automatic renewal for successive 12 month terms unless either party terminates the agreement with written notice 30 days prior to the end of the initial term or any renewal term.

The amounts outstanding as of December 31, 2010 and 2009 were approximately $1.6 million and $759,000, respectively, which is included in financing arrangements in the current liability section of the consolidated balance sheets.  The interest rate on advances is prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4.0%. As of December 31, 2010 and 2009, the effective interest rate was 5.25% and 7.25%, respectively.  The charges and interest expense on the advances are included in interest expense in the accompanying consolidated statements of operations and were approximately $1.1 million and $327,000 for the years ended December 31, 2010 and 2009, respectively.  See Note 18 – Related Party Transactions, regarding guarantees of outstanding balances under the purchase order financing arrangement by two of the Company’s executive officers.

Receivable Financing

Zoo Publishing uses a factor to approve credit and to collect the proceeds from a portion of its sales.  In August 2008, Zoo Publishing entered into a factoring and security agreement with Working Capital Solutions, Inc. (“WCS”), which utilizes existing accounts receivable in order to provide working capital to fund all aspects of the Company’s continuing business operations.  The Company entered into a new factoring and security agreement with WCS on September 29, 2009 (the “Factoring Agreement”).  Under the terms of the Factoring Agreement, the Company sells its receivables to WCS, with recourse.  WCS, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable is accepted by WCS, WCS provides funding subject to the terms and conditions of the Factoring Agreement.  The amount remitted to the Company by WCS equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less a reserve percentage (currently 30%) which is deposited into a reserve account established pursuant to the Factoring Agreement, less allowances and fees.  In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, WCS can require the receivable to be repurchased by the Company in accordance with the Factoring Agreement.  The amounts to be paid by the Company to WCS for any accepted receivable include a factoring fee for each ten (10) day period the account is open.  Since WCS acquires the receivables with recourse, the Company records the gross receivables including amounts due from its customers to WCS and it records a liability to WCS for funds advanced to the Company from WCS. During the years ended December 31, 2010 and 2009, the Company sold approximately $37.8 million and $4.6 million, respectively, of receivables to WCS with recourse.  At December 31, 2010 and 2009, accounts receivable and due from WCS included approximately $11.3 million and approximately $1.4 million, respectively, of amounts due from the Company’s customers to WCS.  WCS had an advance outstanding to the Company of approximately $8.0 million and $900,000 as of December 31, 2010 and 2009, respectively which is included in financing arrangements in the current liability section of the respective condensed consolidated balance sheets.  The interest expense on the advances are included in interest expense in the accompanying consolidated statements of operations and were approximately $1.2 million and $354,000 for the years ended December 31, 2010 and 2009, respectively.

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

On November 30, 2010, Zoo Publishing, Zoo Games and the Company entered into a Third Amendment to Factoring and Security Agreement with WCS (the “WCS Third Agreement”). Pursuant to the WCS Third Agreement, the parties amended the Factoring Agreement to, among other things: (i) increase the reserve percentage from 25% to 30%; and (ii) reduce the factoring fee percentage for each ten (10) day period from 0.60% to 0.56%.

In connection with the Factoring Agreement and related amendments, Mark Seremet, President, Chief Executive Officer and a director of the Company and Zoo Games, and David Rosenbaum, the President of Operations of Zoo Publishing, have entered into Guaranties with WCS, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Factoring Agreement. (See Note 18 - Related Party Transactions, for further information on such Guarantees.)

Atari Agreement

As a result of a fire in October 2008 that destroyed the Company’s inventory and impacted its cash flow from operations, the Company entered into an agreement with Atari, Inc. (“Atari”).  This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari would resell the products to wholesalers and retailers that are acceptable to Atari in North America.  The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until June 30, 2010 and subsequently expired on June 30, 2010.  This agreement provided for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product.  Atari’s fees approximated 10% of the Company’s standard selling price and were recorded as a reduction in revenue. During the years ended December 31, 2010 and 2009, the Company recorded approximately $11.1 million and $33.6 million, respectively, of sales, net of the fee to Atari under this agreement.  Atari took a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2010.  In addition, Atari was granted exclusive distribution rights for two of our products during 2009 and 2010.  As of December 31, 2009, Atari had prepaid the Company approximately $1.5 million for goods not yet shipped which was recorded as customer advances in current liabilities.  Also, as of December 31, 2009, the receivable due from Atari was approximately $1.8 million, before allowances, for goods already shipped which were recorded in accounts receivable and due from factor in the consolidated balance sheets. As of December 31, 2010, the Company owed Atari approximately $1.7 million for cash received from customers that was owed to Atari. This amount is included in accrued expenses and other current liabilities on the Company’s consolidated balance sheet.

Other Customer Advance — Solutions 2 Go, Inc.

On August 31, 2009, Zoo Publishing entered into an exclusive distribution agreement with Solutions 2 Go Inc. (“S2G Inc.”) and an Exclusive Distribution Agreement with Solutions 2 Go, LLC (“S2G LLC,” and together with S2G Inc., “S2G”), pursuant to which Zoo Publishing granted to S2G the exclusive rights to market, sell and distribute certain video games, related software and products, with respect to which Zoo Publishing owns rights, in the territories specified therein.  In connection with these distribution agreements, on August 31, 2009, the Company entered into an Advance Agreement (the “Advance Agreement”) with S2G, pursuant to which S2G made a payment to the Company in the amount of $1,999,999, in advance of S2G’s purchases of certain products pursuant to these distribution agreements.  From August 31, 2009 until recoupment of the advance in full, interest on the outstanding amount accrued at the rate of ten percent (10%) per annum.  Interest expense of approximately $78,000 and $58,000 was recorded for the years ended December 31, 2010 and 2009, respectively.  The amount of any unrecouped advance outstanding was scheduled to be paid in its entirety if (i) the Company received proceeds in connection with any sale of securities, or otherwise raised additional capital, exceeding an aggregate of $5.0 million, other than under a defined anticipated qualified financing prior to September 15, 2010 or (ii) no later than September 15, 2010.  The advance was recouped from sales generated by S2G of products purchased by S2G under the distribution agreements.  Under the terms of the agreement, a percentage of the gross margin on the S2G sales was applied to recoupment of the advance until the earlier of (i) the date on which the amount of the unrecouped advance had been reduced to zero or (ii) September 15, 2010, on which date any unrecouped advance was scheduled to be repaid.  S2G subsequently agreed to extend the payment of the balance and interest due until January 1, 2011 and continued to reduce the balance due by the margin earned on sales through that period. In addition, interest ceased to accrue after September 30, 2010. As of December 31, 2010, the advance was repaid completely. As of December 31, 2009, the balance remaining on the advance was approximately $1.4 million, and was included in customer advances in the current liabilities section of the consolidated balance sheets.

In consideration of S2G entering into the Advance Agreement, the Company agreed to issue to S2G Inc. a warrant to purchase 12,777 shares of the Company’s common stock (or such other number of shares of common stock that on the warrant grant date (as defined below), represented 6% of the Company’s modified fully-diluted shares, computed as if all outstanding convertible stock, warrants and stock options that were, directly or indirectly, convertible into common stock at a price of $450 or less, had been so converted), upon the occurrence of an anticipated qualified financing, defined as (i) the consummation of the sale of shares of common stock by the Company which resulted in aggregate gross proceeds to the Company of at least $4,000,000 and (ii) the conversion of the Company’s senior secured convertible notes (“Zoo Entertainment Notes”), in the aggregate original principal amount of $11,150,000, into shares of common stock.  The warrant, issued for 12,777 shares on August 31, 2009, has a term of five years and an exercise price equal to $180.  The warrant was valued at $400,000 using the Black-Scholes model, which amount was amortized over 12 months through interest expense. For the years ended December 31, 2010 and 2009, approximately $268,000 and $132,000, respectively, of interest expense was recorded in the consolidated statement of operations related to the warrant.

The advance was guaranteed by Messrs. Seremet and Rosenbaum and a former employee. Messrs. Seremet and Rosenbaum did not receive any additional compensation for this guarantee.  The former employee who guaranteed the advance was granted 834 shares of the Company’s common stock.  The value of the shares issued was computed at $100,000 using the bid-ask spread of the Company’s stock price and was recorded in general and administrative expense during the year ended December 31, 2009.

NOTE 9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(Amounts in Thousands)
	December 31,	December 31,
	2010	2009
Obligations from the purchase of content intangible assets ($1,844 was classified as long-term until May 2010, when the obligation due May 2011 became current)	$2,069	$300
Operating expenses	1,276	473
Due to customers, including Atari	1,699	18
Obligations arising from acquisitions ($620 was classified as long-term until July 2010 when the obligation due in July 2011 became current)	620	233
Royalties	1,523	430
Interest	270	58
Obligations to compensate current and former employees	–	561
Other	–	260
Totals	$7,457	$2,333

NOTE 10.  NOTES PAYABLE

Outstanding notes payable are as follows:

	(Amounts in Thousands)
	December 31,	December 31,
	2010	2009
2.95% note due June 2012, assumed from Zoo Publishing acquisition	$220	$300
Less current portion	160	120
Non-current portion	$60	$180

In December 2006, Zoo Publishing purchased treasury stock from a former employee for the amount of $650,000. The balance on the note as of December 31, 2010 was $220,000, of which $160,000 was classified as current and $60,000 was classified as non-current. Payments are due monthly in the amount of $10,000 per month.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment used in its operations under non-cancelable leases. Certain of the Company’s operating leases contain renewal options and escalating rent provisions. Total rent expense was approximately $239,000 and $174,000 for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, the total minimum annual rental commitments under non-cancelable leases are as follows (in thousands):

Year Ending December 31,	(Amounts in thousands)
2011	$194
2012	131
2013	113
2014	21
Total	$459

Certain of our license agreements contain minimum royalty provisions. Such provisions typically guarantee minimum amounts of royalties to be paid by the Company to the licensor over the life of the licensing agreement and standard sell-off period after the expiration of the agreement. At December 31, 2010, approximately $2.3 million of minimum royalties were unearned by licensors, which amounts will be earned through 2015.

NOTE 12.  INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2010 and 2009 are as follows:

	(Amounts in Thousands)
	Years Ended December 31,
	2010		2009
Current:
Federal		$(261)	$135
State		3	125
Total Current		(258)	260

Deferred:
Federal		(2,633)	1,897
State		(250)	986
Total Deferred		(2,883)	2,883
Total	$	(3,141)	$3,143

During the years ended December 31, 2010 and 2009, the Company paid approximately $152,000 and $23,000, respectively, to various state jurisdictions.

The reconciliation of income tax (benefit) expense computed at the U.S. statutory tax rates to income tax (benefit) expense for the years ended December 31, 2010 and 2009 are:

	Years Ended December 31,
	2010	2009
Tax at U.S. federal income tax rates	(34.0)%	(34.0)%
Impact of federal refund for period prior to acquisition of subsidiary	(1.5)	─
State taxes, net of federal income tax benefit	(3.5)	6.9
Change in valuation allowance	20.9	─

Permanent differences:
Goodwill	─	49.7
Cancellation of indebtedness income	─	12.2
Litigation settlement – Purchase money debt reduction	─	(7.9)
Adjustment to NOL carryover balance net of adjustment to valuation allowance	─	5.6
Impact of foreign tax rates and credits	(0.4)	2.5
Nondeductible expenses and other	0.2	(3.7)
Total	(18.3)%	31.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	(Amounts in Thousands)
	December 31,
	2010		2009
	Current	Long-Term	Current	Long-Term
Deferred tax assets:
Federal net operating loss carryforwards	$ ─	$1,287	$ ─	$719
State net operating loss carryforwards	─	313	─	─
Capital loss carryforwards	─	416	─	431
Allowance for returns and discounts	2,020	─	315	─
Bonus and other accruals	243	─	363	─
Non-qualified options	─	774	─	569
Intangible assets	─	895	─	─
Alternative minimum tax credit carryforward	135	─	135	─
Gross deferred tax assets	2,398	3,685	813	1,719
Valuation allowance	(1,582)	(2,431)	(138)	(293)
Net deferred tax assets	816	1,254	675	1,426

Deferred tax liabilities:
Property and equipment	─	(5)	─	(17)
Inventory	(663)	─	(97)	─
Intangibles	─	(1,402)	─	(4,870)
Total deferred tax liabilities	(663)	(1,407)	(97)	(4,887)
Net deferred tax asset (liability)	$153	$(153)	$578	$(3,461)

At December 31, 2010, the Company had approximately $1.2 million of available capital loss carryforwards which expire in 2013. If the Company is able to utilize the carryforwards in the future, the tax benefit of the carryforwards will be applied to reduce future gains of the Company.

As of December 31, 2010, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $3.8 million. This amount includes approximately $1.6 million of acquired NOLs which cannot be immediately utilized as a result of statutory limitations. As a result of such statutory limitations, the Company will only be able to utilize approximately $160,000 of NOL and capital loss carryforwards per year. The federal NOLs will begin to expire in 2028. The Company has state NOL carryforwards of approximately $15.8 million, which will be available to offset taxable state income during the carryforward period. The state NOL carryforwards will also begin to expire in 2028. The tax benefit of the federal NOLs is reflected in the above table of deferred tax assets and liabilities.

Realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income, the timing and amounts of which, if any, are uncertain. Based upon the Company’s history of operating losses and the uncertainty surrounding the Company’s ability to generate future taxable income, the Company was unable to conclude that it is more likely than not that the deferred tax assets will be realized. Accordingly, the Company recorded a valuation allowance for substantially all of its deferred tax assets at December 31, 2010.

Current accounting guidance calls for a single model to address uncertainty in income tax positions, and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of income tax expense. At December 31, 2010 and 2009, the Company had no unrecognized tax benefits that if recognized, would have affected income tax expense. The Company does not currently anticipate that the total amount of unrecognized tax benefits will materially increase with the 12 months of the reporting date.

NOTE 13.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION ARRANGEMENTS

The Company has authorized 3,500,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001 as of December 31, 2010. All references to common stock reflect the one-for-600 reverse stock split of the Company’s common stock, par value $.001 per share, that became effective May 10, 2010, and all historical information has been restated to reflect the reverse stock split.

Common Stock

As of December 31, 2010, there were 6,243,699 shares of common stock issued and 6,230,696 shares of common stock outstanding.

On July 12, 2010, the Company completed the sale of 1,600,000 shares of the Company’s common stock in a public offering at a price of $6.00 per share.  The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of approximately $2.0 million, was approximately $7.6 million.

On February 11, 2010, the Board of Directors approved the issuance of 281,104 shares of restricted common stock to various members of the Board of Directors.  The fair value of the restricted common stock grants was determined to be $397,000, based on the price of the Company’s equity raise in the fourth quarter of 2009 and a marketability discount.  The stock-based compensation expense recorded for the year ended December 31, 2010 was approximately $185,000. The remaining $212,000 will be expensed throughout the remaining vesting period of the restricted common stock grants until February 2013.

The following table summarizes the activity of non-vested outstanding restricted stock:

Non-vested shares at December 31, 2009	–
Shares granted	281,104
Shares vested	(81,709)
Non-vested shares at December 31, 2010	199,395

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

In conjunction with the settlement of the litigation with the sellers of Zoo Publishing on June 18, 2009 (see Note 14), the sellers returned 9,274 shares of common stock to the Company. These shares were valued at $120 per share, based on the bid-ask spread of the Company’s stock price and assigning a marketability discount to the quoted market price of the stock, and were recorded as treasury shares.

Preferred Stock

As of December 31, 2010, there were no shares of Series A Preferred Stock or Series B Preferred Stock issued or outstanding. At December 31, 2009, there were 1,389,684 shares of Series A Preferred Stock and 1,188,439 shares of Series B Preferred Stock issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock automatically converted to shares of common stock of the Company at a rate of 1:1.667 on March 10, 2010 when there was a sufficient number of shares of common shares authorized.

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

On November 20, 2009, the Company entered into a securities purchase agreement with certain investors, consummating an approximate $4.2 million convertible preferred equity raise, pursuant to which the Company issued Series A Preferred Stock that would convert into common shares of the Company upon an increase in sufficient authorized common shares, representing 50% of the equity of the Company.  The Series A Preferred Stock had a rate of one share of Series A Preferred Stock for each $2.50 of value of the investment amount.  The Company issued 1,180,282 shares of Series A Preferred Stock on November 20, 2009.  On December 16, 2009, the Company received an additional $776,000 from certain investors and issued an additional 209,402 shares of Series A Preferred Stock.

On November 20, 2009, the Company entered into Amendment No. 6 to Senior Secured Convertible Note with the requisite holders of the Company’s outstanding senior secured convertible notes issued in the aggregate principal amount of $11,150,000.  The amendment provided that, among other things, the outstanding principal balance and all accrued and unpaid interest of $734,000 under the notes would convert into shares of the Company’s Series B Preferred Stock upon the consummation of an investor sale that resulted in aggregate gross proceeds to the Company of at least $4,000,000, at a rate of one share of Series B Preferred Stock for each $10.00 of value of the note. Moreover, the amendment provided that the notes would no longer be deemed to be outstanding and all rights with respect to the notes would immediately cease and terminate upon the conversion, except for the right of each holder to receive the shares to which it was entitled as a result of such conversion.  The Company issued 1,188,439 shares of Series B Preferred Stock on November 20, 2009 as a result of the conversion of the above notes.

Stock-based Compensation Arrangements

The Zoo Entertainment, Inc. 2007 Employee, Director and Consultant Stock Plan, as amended, (the “2007 Plan”) provides for the issuance of common shares  in connection with the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), grants of common stock, or stock-based awards.  Under the terms of the 2007 Plan, no more than 300,000 stock rights may be granted to any participant in any fiscal year. The Company’s Board of Directors determines eligibility. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date and in the case of ISOs granted to a 10% owner (as defined), the exercise price must be at least 110% of the fair market value of the underlying common stock at the grant date. Under the terms of the 2007 Plan, the options expire no later than ten years from the date of grant in the case of ISOs (five years in the case of ISOs granted to a 10% owner), as set forth in each option agreement in the case of NQSOs, or earlier in either case in the event a participant ceases to be an employee, director or consultant of the Company. The grants vest over periods ranging from immediately to four years.

On January 14, 2009, the Company’s Board of Directors approved and adopted an amendment to the 2007 Plan, which increased the number of shares of common stock that could be issued under the 2007 Plan from 1,667 shares to 6,667 shares, and increased the maximum number of shares of common stock with respect to which stock rights could be granted to any participant in any fiscal year from 417 shares to 1,250 shares. All other terms of the 2007 Plan remained in full force and effect. On February 11, 2010, the Company’s Board of Directors approved and adopted a second amendment to the 2007 Plan, which increased the number of shares of common stock that may be issued under the plan from 6,667 shares to 1,208,409 shares and increased the maximum number of shares of common stock with respect to which stock rights may be granted to any participant in any fiscal year from 1,250 shares to 300,000 shares.  All other terms of the 2007 Plan remain in full force and effect.

On January 14, 2009, the Company granted Mr. Seremet an option to purchase 1,250 shares of the Company’s common stock at an exercise price of $180 per share, pursuant to the 2007 Plan.

On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum, pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into a guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the guaranty and Loan remain in full force and effect.  If the guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, the monthly fee shall be doubled for each month thereafter until the guaranty is removed.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved the issuance of an option to purchase restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum.  Subject to the effectiveness of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock and the one-for-600 reverse stock split, on February 11, 2010, the Company issued 337,636 options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees.  The Company performed a Black-Scholes valuation on the options and determined that the value of the arrangements on February 11, 2010 was $542,000.  Of the $542,000, $403,000 was included as stock-based compensation expense in 2009 based on the value ascribed for the period from November 20, 2009 to December 31, 2009, and was included in accrued expenses in the December 31, 2009 consolidated balance sheet.  The stock-based compensation expense recorded for the year ended December 31, 2010 was approximately $123,000.  The remaining $16,000 of compensation expense related to the options will be expensed throughout the remaining vesting period of the options until May 2011.

On February 11, 2010, the Company granted options to purchase 585,645 shares of common stock to various employees, directors and consultants, outside of the 2007 Plan, at an exercise price of $2.46 per share. These shares were issued outside of the 2007 Plan, as there were insufficient shares in the 2007 Plan at the date of grant to allow such issuance.

On August 4, 2010, the Company granted options to purchase 70,000 shares of common stock to various employees at an exercise price of $5.50 per shares, pursuant to the 2007 Plan.

A summary of the status of the Company’s outstanding stock options as of December 31, 2010 and 2009 and changes during the years then ended is presented below:

	December 31,
	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,321	$774.00	3,895	$1,056.00
Granted (in-plan and out-of-plan)	1,330,917	2.13	1,250	180.00
Forfeited and expired	(34,400)	8.24	(824)	1,176.00
Outstanding at end of year	1,300,838	$4.54	4,321	$774.00
Options exercisable at year-end	688,248	$6.63	2,836	$1,104.00

The fair value of options granted during the year was approximately $1.1 million.

The following table summarizes information about outstanding stock options at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1,548.00	273	7.7	$1,548.00	273	$1,548.00
$1,350.00	235	7.7	$1,350.00	157	$1,350.00
$912.00	2,438	7.7	$912.00	2,438	$912.00
$180.00	1,250	8.0	$180.00	417	$180.00
$5.50	60,000	9.6	$5.50	–	$5.50
$2.46	561,370	9.1	$2.46	104,229	$2.46
$1.50	675,272	9.1	$1.50	580,734	$1.50
$1.50 to $1,548	1,300,838	9.1	$4.54	688,248	$6.63

The following table summarizes the activity of non-vested outstanding stock options:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Non-vested shares at December 31, 2009	1,485	$365.15	9.0
Options granted	1,330,917	$2.13	9.2
Options vested	(685,497)	$1.99	9.1
Options forfeited or expired	(34,315)	$4.88	9.3
Non-vested shares at December 31. 2010	612,590	$3.02	9.2

As of December 31, 2010, there was approximately $435,000 of unrecognized compensation costs related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 years.

At December 31, 2010, there were 1,144,212 shares available for issuance under the 2007 Plan.

The intrinsic value of options outstanding at December 31, 2010 was approximately $3.4 million.

Warrants

On August 31, 2009, in consideration of Solutions 2 Go, Inc. entering into an advance agreement with the Company, the Company issued to Solutions 2 Go Inc. a warrant to purchase 12,777 shares of the Company’s common stock, par value $.001 per share. The warrants have a five year term and an exercise price equal to $180 per warrant.

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

As of December 31, 2010, there were 1,039,703 warrants outstanding with terms expiring in 2012 through 2014, all of which are currently exercisable.

A summary of the status of the Company’s outstanding warrants as of December 31, 2010 and changes during the year then ended are presented below:
	December 31,
	2010		2009
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	1,039,703	$6.82	10,869	$438.00
Granted	─	─	1,029,971	6.00
Exercised	─	─	(1,137)	6.00
Outstanding at end of year	1,039,703	$6.82	1,039,703	$6.82
Warrants exercisable at year-end	1,039,703	$6.82	22,509	$214.00

The following table summarizes information about outstanding warrants at December 31, 2010:

	Warrants Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$1,704.00	2,383	2.5	$1,704.00
$1,278.00	531	2.5	1,278.00
$180.00	12,777	3.7	180.00
$6.00	6,818	2.5	6.00
$0.01	1,017,194	4.0	0.01
$0.01 to $1,704.00	1,039,703	3.9	6.82

NOTE 14.  GAIN ON LEGAL SETTLEMENT

On June 18, 2009, the Company settled a lawsuit brought by the former sellers of Zoo Publishing, resulting in a net gain on legal settlement of approximately $4.3 million.

The settlement eliminated the following Company’s obligations totaling $3,925,000:

•	outstanding notes with a face value of $3,565,900, discounted as of June 18, 2009 for $736,000 and interest accrued of $219,000;

•	employee loans totaling $574,000; and

•	other obligations for an aggregate amount of $302,000.

In conjunction with the settlement of the litigation with the sellers of Zoo Publishing, the sellers returned 9,274 shares of common stock to the Company. These treasury shares were valued at $120.00 per share and are included as part of the gain on legal settlement for approximately $1.1 million.

The Company’s remaining cash obligations and litigation expense amounted to approximately $710,000, resulting in a total net gain on settlement of approximately $4.3 million.

NOTE 15.  FIRE LOSS AND INSURANCE RECOVERY

On October 13, 2008, a third party warehouse in San Bernardino, California that the Company used for packing product from Zoo Publishing and shipping finished goods to the Company’s customers was consumed by fire, destroying the entire inventory stored at that location, with an approximate cost of $3.0 million. The Company collected on its property insurance policy in the amount of approximately $2.1 million, which was paid directly to our inventory financing company and was recorded as a reduction of cost of goods sold. The Company collected $1.2 million from its business income insurance policy and this was recorded as other income on the statement of operations in 2008. During the 2009 period, the third party warehouse received $860,000 from their insurance company relating to losses incurred by Zoo from the fire in October 2008. Those proceeds were applied against other amounts due to the third party warehouse by reducing our payables and are reported as other income in the consolidated statement of operations in 2009.

NOTE 16.  INTEREST EXPENSE

	(Amounts in Thousands)
	Years Ended December 31,
	2010	2009
Interest arising from amortization of debt discount	$266	$2,003
Interest on various notes	78	618
Interest on financing arrangements	2,283	681
Interest expense	$2,627	$3,302

NOTE 17.  LITIGATION

On or around March 2, 2011, Atari, Inc. (“Atari”) commenced an action in the United States District Court for the Southern District of New York against the Company alleging that the Company had breached a sales agreement, dated October 24, 2008, as amended (the "2008 Agreement"), and a sales agreement entered into on or about June 15, 2010 (the "2010 Agreement"), to sell finished, packaged video games to Atari for its resale to wholesalers and retailers in the U.S., Mexico and Canada.  Atari claims that the Company did not deliver the correct number of units it was to manufacture and/or failed to remit certain other payments owed to Atari from the sale of finished, packaged video games the Company sold directly to its customers.  The complaint alleges six causes of action in the alternative for breach of contract and money had and received.  The six causes of action seek damages in the alternative exclusive of costs and interest as follows:  Under the first cause of action for breach of the 2008 Agreement for $1,535,800; under the second cause of action for money had and received in the amount of $1,535,800; under the third cause of action for breach of the 2008 Agreement for $660,343; under the fourth cause of action for money had and received in the amount of $660,343; under the fifth cause of action for breach of the 2010 Agreement for $1,093,215; and under the sixth cause of action for money had and received in the amount of $1,093,215.  The Company’s time to respond to the complaint has not run and an answer has yet to be filed.  Although the Company hopes to resolve this matter amicably, and in a manner consistent with reserves previously established, we cannot assure you that this will be the case or that it will be resolved at all.  If a resolution among the parties cannot be reached, the Company intends to defend itself against these claims vigorously (See Note 8).

We are also involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

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

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the 2007 Plan, to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3%, respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $240 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date.  The options were granted at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however, that in the event the guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the guaranty or the expiration of the ten year term of the option.  In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which:  in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the guaranty remains in full force and effect, but only until November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the guaranty remains in full force and effect, but only until November 20, 2010.  In addition, the amended Fee Letters provide that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors approved an increase in the issuance of an option to purchase restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to a 6.25% ownership interest, to each of Messrs. Seremet and Rosenbaum, respectively.  On February 11, 2010, the Company issued options to purchase 337,636 shares of common stock to each of Messrs. Seremet and Rosenbaum in consideration for their continued personal guarantees (see Note 13 for the valuation of the options).

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

On October 1, 2010, the Company entered into an Amended and Restated Letter Agreement with each of Mark Seremet and David Rosenbaum, which amended and restated each of those Fee Letters, pursuant to which, in consideration of each of Messrs. Seremet and Rosenbaum entering into guarantees with each of: (i) Wells Fargo Bank, National Association in connection with the Company’s purchase order financing; (ii) Solutions 2 Go, Inc. to guaranty the payment of all indebtedness of the Company and its affiliates in connection with that certain Advance Agreement with Solutions 2 Go, Inc. and Solutions 2 Go, LLC; and (iii) WCS in connection with the Company’s accounts receivable financing. The Company agreed to compensate each of Messrs. Seremet and Rosenbaum $10,000 per month and $7,000 per month, respectively, in consideration for each of their guarantees under the Company’s purchase order financing with Wells Fargo Bank, National Association, for so long as such guarantees and loan remain in full force and effect.  In addition, the amended and restated Fee Letters provide that the Company shall compensate each of Messrs. Seremet and Rosenbaum in consideration for each of their guarantees of the increased indebtedness incurred by the Company under the WCS Second Amendment, for so long as such guarantees and loan remain in full force and effect, an additional $25,000 on each of October 1, 2010, January 1, 2011, April 1, 2011 and July 1, 2011.

NOTE 19.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2010 and 2009 is as follows:

	(Amounts in Thousands)
	Years Ended December 31,
	2010	2009
Cash paid for interest	$2,121	$681
Cash paid for taxes	$152	$23

Non-cash investing and financing activities:
Transfer of option liability to equity	$403	$–
Par Value of Series A Preferred Stock converted to Common Stock	$1	$–
Par Value of Series B Preferred Stock converted to Common Stock	$1	$–
Conversion of convertible notes to Series B Preferred Stock	$–	$11,884
Receipt of 9,274 shares for partial settlement of litigation	$–	$1,113
Notes and obligations relieved for partial settlement of litigation	$–	$3,925
Acquisition of Intangible for long-term obligation	$–	$2,600