Form 10-Q/A
period 2010-03-31
Zoo Entertainment, Inc
filed 2011-05-16
CIK 1326652

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

Commission file number 001-34796

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
Yes   ☐   No  ☒

As of May 7, 2010, there were 4,643,744 shares of the Registrant’s common stock, par value $0.001 per share, issued and 4,630,741 shares outstanding, as adjusted for the one-for-600 reverse stock split of the Registrant’s common stock effectuated on May 10, 2010.

Explanatory Note

This Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) of Zoo Entertainment, Inc. (the “Company”) is being filed to incorporate changes to the Quarterly Report on Form 10-Q filed by the Company on May 17, 2010 (the “Form 10-Q”) because the Company has identified certain transactions that were not originally recorded properly for the period ended March 31, 2010; specifically, transactions relating to revenue recognition, including royalty income, certain sales volume rebates earned by one customer and revenue recorded in connection with sales to one distributor.  As part of the restatement process, the Company recorded adjustments for items that were previously considered insignificant and were either not recorded or recorded in the incorrect reporting period.  In addition, the Company is correcting certain freight charges included in cost of goods sold that were recorded in the wrong quarter.  Also, the Company is reclassifying certain selling costs from cost of goods sold to selling and marketing expense, as well as reclassifying certain product financing costs from cost of goods sold to interest expense. This Form 10-Q/A amends and restates the Form 10-Q in its entirety.

ZOO ENTERTAINMENT, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	(Removed and Reserved)	7

Item 5.	Other Information	7

Item 6.	Exhibits	7

Signatures		8

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2010 (Restated) (Unaudited) and December 31, 2009
(in thousands except share and per share amounts)

	March 31, 2010	December 31, 2009
	(restated)
	(unaudited)
ASSETS
Current Assets

Cash	$838	$2,664
Accounts receivable and due from factor, net of allowances for returns and discounts of $803 and $835	4,778	4,022
Inventory	3,284	2,103
Prepaid expenses and other current assets	1,322	2,409
Product development costs, net	5,512	4,399
Deferred tax assets	564	578
Total Current Assets	16,298	16,175

Fixed assets, net	196	141
Intangible assets, net	15,253	15,733
Total Assets	$31,747	$32,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,390	$3,330
Financing arrangements	3,019	1,659
Customer advances	1,099	3,086
Accrued expenses and other current liabilities	2,305	2,333
Notes payable, current portion	120	120
Total Current Liabilities	9,933	10,528

Notes payable, non-current portion	180	180
Deferred tax liabilities	3,159	3,461
Other long-term liabilities	2,695	2,770

Total Liabilities	15,967	16,939

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001, 5,000,000 authorized
Series A, 0 issued and outstanding at March 31, 2010, 1,389,684 issued and outstanding at December 31, 2009	-	1
Series B, 0 issued and outstanding at March 31, 2010 1,188,439 issued and outstanding at December 31, 2009	-	1
Common Stock, par value $0.001, 3,500,000,000 authorized, 4,643,744 issued and 4,630,741 outstanding at March 31, 2010 and 250,000,000 authorized, 65,711 issued and 52,708 outstanding at December 31, 2009	5	-
Additional paid-in-capital	65,360	64,714
Accumulated deficit	(45,116)	(45,137)
Treasury Stock, at cost, 13,003 at March 31, 2010 and December 31, 2009	(4,469)	(4,469)
Total Stockholders' Equity	15,780	15,110
Total Liabilities and Stockholders' Equity	$31,747	$32,049

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 (Restated) and 2009
(in thousands except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
	(restated)
Revenue	$16,662	$13,884

Cost of goods sold	12,930	11,443

Gross profit	3,732	2,441

Operating expenses:

General and administrative (includes stock-based compensation of $246 and $22)	1,605	1,394
Selling and marketing	1,116	863
Research and development	-	80
Depreciation and amortization	504	434

Total operating expenses	3,225	2,771

Income (loss) from operations	507	(330)

Interest expense, net	477	1,073

Income (loss) from operations before income tax expense	30	(1,403)

Income tax expense	9	-

Net income (loss)	$21	$(1,403)

Earnings (loss) per common share - basic and diluted:

Earnings (loss) per common share - basic	$0.02	$(22.01)

Earnings (loss) per common share - diluted	$0.01	$(22.01)

Weighted average common shares outstanding - basic	1,098,947	63,740

Weighted average common shares outstanding - diluted	2,873,225	63,740

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flow
For the Three Months Ended March 31, 2010 (Restated) and 2009
(in thousands)

	Three Months Ended March 31,
	(restated)
	2010	2009
Operating activities:

Net income (loss)	$21	$(1,403)
Adjustments to reconcile net income (loss) from operations to net cash (used in) provided by operating activities:
Depreciation and amortization	504	434
Amortization of deferred debt discount	-	858
Deferred income taxes	(288)	-
Stock-based compensation	246	22
Other changes in assets and liabilities, net	(3,590)	559

Net cash (used in) provided by operating activities	(3,107)	470

Investing activities:

Purchases of fixed assets	(79)	(2)

Net cash used in investing activities	(79)	(2)

Financing activities:

Net borrowings (repayments) in connection with financing facilities	1,360	(849)

Net cash provided by (used in) financing activities	1,360	(849)

Net decrease in cash	(1,826)	(381)

Cash at beginning of period	2,664	849

Cash at end of period	$838	$468

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 2010 (Restated)
(in thousands)

	Preferred Stock
	Series A		Series B		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Total

Balance at January 1, 2010	1,390	$1	1,188	$1	66	$-	$64,714	$(45,137)	13	$(4,469)	$15,110

Conversion of Series A Preferred Stock to Common Stock	(1,390)	(1)			2,316	2	(1)				-
Conversion of Series B Preferred Stock to Common Stock			(1,188)	(1)	1,981	2	(1)				-
Common Stock issued to directors					281	1	110				111
Issuance of management options accrued for in 2009 as a liability							403				403
Stock-based compensation 2010						-	135				135
Net income								21			21

Balance at March 31, 2010	-	$-	-	$-	4,644	$5	$65,360	$(45,116)	13	$(4,469)	$15,780

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

NOTE 2.   RESTATEMENT OF MARCH 31, 2010 FINANCIAL STATEMENTS

On April 13, 2011, Management of the Company, in consultation with the Audit Committee of the Board of Directors, concluded that there were errors in recording certain transactions in the Company’s previously filed unaudited consolidated financial statements for the three months ended March 31, 2010, and that such statements should no longer be relied upon.  These errors were identified while we were completing our analyses in connection with the 2010 fiscal year-end audit.  Specifically, these errors relate to revenue recognition, including royalty income, certain sales volume rebates earned by one customer and revenue recorded in connection with sales to one distributor.  As part of the restatement process, the Company recorded adjustments for items that were previously considered insignificant and were either not recorded or recorded in the incorrect reporting period.  In addition, the Company is correcting certain freight charges included in cost of goods sold that were recorded in the wrong quarter.  Also, the Company is reclassifying certain selling costs from cost of goods sold to selling and marketing expense, as well as reclassifying certain product financing costs from cost of goods sold to interest expense.

The effects of the Company’s restatement, including the tax impact, on previously reported unaudited consolidated financial statements are summarized as follows, in thousands, except share and per share amounts:

Three Months Ended March 31, 2010

Unaudited Consolidated Balance Sheet	March 31, 2010	March 31, 2010

	As Previously Reported	As Restated
Accounts receivable and due from factor, net	$4,948	$4,778
Prepaid expenses and other current assets	1,643	1,322
Total current assets	16,789	16,298
Intangible assets, net	15,257	15,253
Total assets	32,242	31,747
Accrued expense and other current liabilities	2,407	2,305
Total current liabilities	10.035	9,933
Deferred tax liabilities	3,283	3,159
Total liabilities	16,193	15,967
Accumulated deficit	(44,847)	(45,116)
Total stockholders’ equity	16,049	15,780
Total liabilities and stockholders’ equity	32,242	31,747

Unaudited Consolidated Statement of Operations	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010

	As Previously Reported	As Restated
Revenue	$17,132	$16,662
Cost of goods sold	13,515	12,930
Gross profit	3,617	3,732
Selling and marketing	836	1,116
Depreciation and amortization	500	504
Total operating expenses	2,941	3,225
Income from operations	676	507
Interest expense	(253)	(477)
Income from operations before income taxes	423	30
Income tax expense	(133)	(9)
Net income	290	21

Earnings per common share – basic and diluted
Earnings per common share - basic	$0.26	$0.02
Earnings per share - diluted	$0.10	$0.01

Unaudited Consolidated Statement of Cash Flow	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010

	As Previously Reported	As Restated
Net income	$290	$21
Depreciation and amortization	500	504
Deferred income taxes	(164)	(288)
Changes in accounts receivable and due from factor, net (1)	(926)	(756)
Changes in prepaid expenses and other current assets (1)	766	1,087
Changes in accrued expenses and other current liabilities (1)	402	300
Other changes in assets and liabilities, net	(3,979)	(3,590)

(1)	Reported in Note 12 Supplemental Cash Flow Information

NOTE 3.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements.  The consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company together with the Company’s management discussion and analysis in the Company’s Form 10-K Annual Report for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010.  The results for the three months ended March 31, 2010 might not be indicative of the results for the full year or any future period.

The condensed consolidated financial statements of the Company include the accounts of Zoo Games and its wholly owned subsidiaries Zoo Publishing and Zoo Entertainment Europe Ltd.  All intercompany accounts and transactions are eliminated in consolidation.

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

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. In October 2008, we entered into an agreement with Atari, Inc. where sales from October 24, 2008 through March 31, 2009 for all customers that Atari deemed acceptable would be through Atari and Atari would prepay us for the cost of goods and they would bear the credit risk from the ultimate customer. This agreement was subsequently amended to include sales to certain customers through March 31, 2010. As of March 31, 2010, the receivable due from Atari was approximately $1.8 million, before allowances, which is included in accounts receivable in the consolidated balance sheet. Our five largest ultimate customers  accounted for approximately 87% (customer A-35%, customer B-24%, customer C-10%) and 85% (customer A-14%, customer C-20%, customer D-27%, customer E-15%) of net revenue for the three months ended March 31, 2010 and 2009, respectively. These five largest customers accounted for 53% of our gross accounts receivable as of March 31, 2010. We believe that the receivable balances from Atari and our ultimate customers do not represent a significant credit risk based on past collection experience. During the three months ended March 31, 2010 and 2009, we sold approximately $4.2 million and $0, respectively of receivables to our factor with recourse.  There were approximately $2.8 million and $1.4 million, respectively of receivables due from our factor included in our gross accounts receivable and due from factor as of March 31, 2010 and December 31, 2009. We regularly review our outstanding receivables for potential bad debts and have had no history of significant write-offs due to bad debts.

Reclassifications

The accompanying unaudited interim condensed consolidated financial statements for the three months ended March 31, 2009 contain certain reclassifications to conform to the current period presentation.

Inventory

Inventory is stated at the lower of actual cost or market. We periodically evaluate the carrying value of our inventory and make adjustments as necessary. Estimated product returns are included in the inventory balances and also recorded at the lower of actual cost or market.

Product Development Costs

We utilized third party product developers to develop the titles we publish.

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

We capitalize advance payments as product development costs when advances are made subsequent to establishing technological feasibility of a video game title and amortize them, on a title-by-title basis, as product development costs in cost of goods sold. Amortization is recorded using the proportion of current year unit sales and revenues to the total unit sales and revenues expected to be recorded over the life of the title.

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

Prior to establishing technological feasibility, we expense research and development costs as incurred. During the three months ended March 31, 2010 and 2009, we recorded expenses of $0 and $80,000 respectively, relating to costs incurred for the development of games that were abandoned during those periods.

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

Equity-Based Compensation

We issued restricted common stock and options to purchase shares of common stock of the Company to certain management and employees during the three months ended March 31, 2010 and 2009.  Stock option grants vest over periods ranging from immediate to four years and expire within ten years of issuance.  Stock options that vest in accordance with service conditions amortize over the applicable vesting period using the straight-line method.

The fair value of our equity-based compensation is estimated using the Black-Scholes option-pricing model for options. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and estimated exercise behavior.  We had limited trading volume in 2010 and 2009, therefore we used the current market price, bid-ask spreads and a marketability discount to determine the fair value of the stock price at each grant date.  The following table summarizes the assumptions and variables used by us to compute the weighted average fair value of stock option grants:

	For the Three Months
	Ended March 31,
	2010	2009
Risk-free interest rate	3.00%	3.07%
Expected stock price volatility	60.0%	70.0%
Expected term until exercise (years)	5	5
Expected dividend yield	None	None

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

The fair value of the restricted common stock grants in 2010 was determined based on the price of the recent equity raise, bid-ask spreads and, where appropriate, a marketability discount.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period. For the period ending March 31, 2010, 2,914 warrants and 4,321 options are anti-dilutive because their exercise price exceeds the average stock price over the period; therefore, they are excluded from the diluted EPS calculation.  For the period ending March 31, 2009, the inclusion of the 10,837 warrants and 5,144 options outstanding as of March 31, 2009 are anti-dilutive because of losses, therefore, the dilutive loss per share is the same as the basic loss per share.

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

Fair Value Measurement

In accordance with “Fair Value Measurements and Disclosures”, Topic 820 of the FASB ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Topic 820 of the FASB ASC establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

NOTE 4.   INVENTORY

Inventory consisted of:

	(Amounts in Thousands)
	March 31, 2010	December 31, 2009
Finished products	$2,771	$1,247
Parts and supplies	513	856
Totals	$3,284	$2,103

Estimated product returns included in inventory at March 31, 2010 and December 31, 2009 were $189,000 and $261,000, respectively.

NOTE 5.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	March 31, 2010	December 31, 2009
	(restated)
Vendor advances for inventory	$190	$1,545
Prepaid royalties	820	474
Other prepaid expenses	312	390
Totals	$1,322	$2,409

NOTE 6.   PRODUCT DEVELOPMENT COSTS

Our capitalized product development costs for the three months ended March 31, 2010 were as follows (amounts in thousands):

Product development costs, net - December 31, 2009	$4,399
New product development costs incurred	2,072
Amortization of product development costs	(959)

Product development costs, net – March 31, 2010	$5,512

NOTE 7.   INTANGIBLE ASSETS, NET

The following table sets forth the components of the intangible assets subject to amortization:

	Estimated		(Amounts in Thousands)		December 31,
	Useful	Gross	March 31, 2010		2009
	Lives	Carrying	Accumulated	Net Book	Net Book
	(Years)	Amount	Amortization	Value	Value
Content	10	$14,965	$2,995	$11,970	$12,345
Trademarks	10	1,510	346	1,164	1,201
Customer relationships	10	2,749	630	2,119	2,187
Totals		$19,224	$3,971	$15,253	$15,733

Amortization expense related to intangible assets was $480,000 and $412,000 for the three months ended March 31, 2010 and 2009, respectively.

The following table presents the estimated amortization of intangible assets, based on our present intangible assets, for the next five years as follows:

Year Ending December 31,	(Amounts in Thousands)
Balance of 2010	$1,442
2011	1,922
2012	1,922
2013	1,922
2014	1,922
Thereafter	6,123
Total	$15,253

NOTE 8.   CREDIT AND FINANCING ARRANGEMENTS, ATARI AGREEMENT AND OTHER CUSTOMER ADVANCES

In connection with the Zoo Publishing acquisition, the Company entered into the following credit and finance arrangements:

Purchase Order Financing
Zoo Publishing utilizes purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacturing of video game products. Under the terms of our agreement, we will assign purchase orders received from customers to Wells Fargo, and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which may accept or decline the assignment of specific purchase orders, will retain us to manufacture, process and ship ordered goods, and will pay us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods.  Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo will re-assign the applicable purchase order to us.  We will pay to Wells Fargo a commitment fee in the aggregate amount of $337,500, on the earlier of the twelve month anniversary of the date of the Assignment Agreement, or the date of termination of the Assignment Agreement.  Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000.  The Assignment Agreement is for an initial term of twelve months, and shall continue thereafter for successive twelve month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement is renewed for one or more twelve month terms, for each such twelve month term, we will pay to Wells Fargo a commitment fee in the sum of $337,500, paid on the earlier of the twelve month anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

The amounts outstanding as of March 31, 2010 and December 31, 2009 were approximately $1.1 million and $759,000, respectively. The interest rate is prime plus 4.0% on outstanding advances. As of March 31, 2010 and December 31, 2009, the effective interest rate was 7.25%.  The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statement of operations and were $203,000 and $40,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Receivable Financing

Zoo Publishing uses a factor to approve credit and to collect the proceeds from a portion of its sales. In August 2008, Zoo Publishing entered into a factoring agreement with Working Capital Solutions, Inc. (“WCS”), which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. A new factoring agreement was entered into on September 29, 2009 with WCS.  Under the terms of our factoring and security agreement, we sell our receivables to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 25% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open. Since the factor acquires the receivables with recourse, we record the gross receivables including amounts due from our customers to the factor and we record a liability to the factor for funds advanced to us from the factor. During the three months ended March 31, 2010 and 2009, we sold approximately $4.2 million and $0, respectively, of receivables to the factor with recourse.  At March 31, 2010 and December 31, 2009, accounts receivable and due from factor included approximately $2.8 million and approximately $1.4 million of amounts due from our customers to the factor.  The factor had an advance outstanding to the Company of approximately $1.9 million and $900,000 as of March 31, 2010 and December 31, 2009, respectively which is included in financing arrangements in the current liability section of the respective balance sheets.  In connection with the factoring facility, on September 29, 2009, Mark Seremet, President, Chief Executive Officer and a director of the Company and Zoo Games, and David Rosenbaum, the President of Operations of Zoo Publishing, entered into a Guaranty with WCS, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the factoring and security agreement.

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

Atari Agreement

As a result of a fire in October 2008 that destroyed our inventory and impacted our cash flow from operations, we entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari will resell the products to wholesalers and retailers that are acceptable to Atari in North America. The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until March 31, 2010. This agreement provided for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product. Atari’s fees approximate 10% of our standard selling price and they have been recorded as a reduction in revenue. During the three months ended March 31, 2010 and 2009, we recorded approximately $8.3 million and $15.7 million, respectively, of net sales to Atari.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2010.  As of March 31, 2010 and December 31, 2009, Atari had prepaid the Company $0 and approximately $1.5 million, respectively, for goods not yet shipped which is recorded as customer advances in current liabilities. Also, as of March 31, 2010 and December 31, 2009, Atari owed the Company approximately $1.8 million and approximately $1.8 million, respectively, before allowances, for goods already shipped which are recorded in accounts receivable and due from factor.

Other Customer Advance – Solutions 2 Go, Inc.

On August 31, 2009, Zoo Publishing entered into an Exclusive Distribution Agreement with Solutions 2 Go Inc., a Canadian corporation (“S2G Inc.”) and an Exclusive Distribution Agreement with Solutions 2 Go, LLC, a California limited liability company (“S2G LLC,” and together with S2G Inc., “S2G”), pursuant to which Zoo Publishing granted to S2G the exclusive rights to market, sell and distribute certain video games, related software and products, with respect to which Zoo Publishing owns rights, in the territories specified therein.  In connection with these distribution agreements, on August 31, 2009, the Company entered into an Advance Agreement (the “Advance Agreement”) with S2G, pursuant to which S2G made a payment to the Company in the amount of $1,999,999, in advance of S2G’s purchases of certain products pursuant to these distribution agreements. From August 31, 2009 until recoupment of the advance in full, interest on the outstanding amount shall accrue at the rate of ten percent (10%) per annum. Interest expense of $30,000 is recorded for the three months ended March 31, 2010.  The amount of any unrecouped advance outstanding shall be repaid in its entirety to S2G no later than September 15, 2010. The advance shall be recouped, in whole or in part, from sales generated by S2G of products purchased by S2G under the distribution agreements. A percentage of the gross margin on the S2G Sales shall be applied to a recoupment of the advance until the earlier of (i) the date on which the amount of the unrecouped advance has been reduced to zero or (ii) September 15, 2010, on which any unrecouped advance shall be repaid. As of March 31, 2010 and December 31, 2009, the balance remaining on the advance was approximately $1.1 million and $1.4 million, respectively, and this is included in customer advances in the current liabilities section of the condensed consolidated balance sheets.

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

In consideration of S2G entering into the advance agreement, the Company agreed to issue to S2G Inc. a warrant to purchase 12,777 shares of the Company’s common stock (or such other number of shares of Common Stock that on the warrant grant date (as defined below), represents 6% of the Company’s modified fully-diluted shares, computed as if all outstanding convertible stock, warrants and stock options that are, directly or indirectly, convertible into Common Stock at a price of $0.75 or less, have been so converted), upon the occurrence of an anticipated qualified financing, which means (i) the consummation of the sale of shares of Common Stock by the Company which results in aggregate gross proceeds to the Company of at least $4,000,000 and (ii) the conversion of the Company’s senior secured convertible notes, in the aggregate original principal amount of $11,150,000, into shares of Common Stock.  The warrant will have a term of five years and an exercise price equal to $180.00.  The warrant to acquire 12,777 shares was issued on August 31, 2009.  The warrant was valued at $400,000 using the Black-Scholes model and this cost will be amortized over twelve months through interest expense.  For the three months ended March 31, 2010, $121,000 of additional interest expense was recorded in the consolidated statement of operations for this advance.

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

As of March 31, 2010, the Company has US federal net operating loss (“NOL”) carryforwards of approximately $1.5 million.  As a result of statutory limitations, the company will only be able to utilize approximately $160,000 of NOL and capital loss carryforwards per year.  The federal NOL will begin to expire in 2028.  The Company has state NOL carryforwards of approximately $3.0 million which will be available to offset taxable state income during the carryforward period. The state NOL will also begin to expire in 2028.

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

On February 11, 2010, the board of directors approved the issuance of 281,104 shares of restricted common stock to various members of the board.  The fair value of the restricted common stock grants was determined to be $397,000, based on the price of the recent equity raise, bid-ask spreads and a marketability discount.  The stock-based compensation expense recorded in the three months ended March 31, 2010 is $111,000 and $286,000 will be expensed throughout the remaining vesting period of the common stock grants until February 2013.

On March 10, 2010, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”).  The Certificate of Amendment increased the Company’s authorized shares of common stock, par value $0.001 per share, from 250,000,000 shares to 3,500,000,000 shares.   On January 13, 2010, the Certificate of Amendment was approved by the Company’s board of directors and by the Company’s stockholders holding a majority of the Company’s issued and outstanding shares of common stock.

In conjunction with the increase in authorized shares, 1,389,684 shares of Series A Preferred Stock automatically converted into 2,316,140 shares of common stock and 1,188,439 shares of Series B Preferred Stock automatically converted into 1,980,732 shares of common stock.  See below for descriptions and features of the Series A Preferred Stock and Series B Preferred Stock.

Preferred Stock

As of March 31, 2010, there were no shares of Series A Preferred Stock or Series B Preferred Stock issued or outstanding.  As of December 31, 2009, there were 1,389,684 shares of Series A Preferred Stock and 1,188,439 shares of Series B Preferred Stock issued and outstanding.  Both Series A Preferred Stock and Series B Stock automatically converted to common shares of the Company at a rate of 1:1.667 on March 10, 2010 when there were sufficient number of common shares authorized.

Preferred stock was issued in lieu of common stock in connection with the November and December 2009 equity raises because the Company did not have a sufficient number of shares of common stock authorized. On November 20, 2009, the Company determined that it had the requisite number of votes of its holders of common stock and preferred stock in order to effect an increase in its authorized shares of common stock as soon as practicable to allow for all the then outstanding preferred stock to automatically convert to common stock immediately upon the effectiveness of an amendment to the Company's Certificate of Incorporation authorizing an increase in its authorized shares of common stock. On January 13, 2010, our Board of Directors and stockholders holding approximately 66.7% of our outstanding voting capital stock approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 3,500,000,000 shares (the “Charter Amendment”). The consents we received constituted the only stockholder approval required for the Charter Amendment under the Delaware General Corporation Law (the “DGCL”) and our existing Certificate of Incorporation and Bylaws. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended, stockholder approval of this amendment will become effective on or after such date that is approximately 20 calendar days following the date we first mailed the definitive Information Statement Pursuant to Section 14(c) (the “Information Statement”) to our stockholders. The Information Statement was first sent to our stockholders on February 16, 2010. On March 10, 2010, the Company increased the Company’s authorized shares of common stock, par value $0.001 per share, from 250,000,000 shares to 3,500,000,000 shares.

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

Options

As of December 31, 2008, the Company’s 2007 Employee, Director and Consultant Stock Plan allowed for an aggregate of 1,667 shares of common stock with respect to which stock rights may be granted and a 417 maximum number of shares of common stock with respect to which stock rights may be granted to any participant in any fiscal year. As of December 31, 2008, an aggregate of 1,625 shares of restricted common stock of the Company were outstanding under the Company’s 2007 Employee, Director and Consultant Stock Plan, and 42 shares of common stock were reserved for future issuance under this plan.

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

On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum, pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into a Guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the Guaranty and Loan remain in full force and effect. If the Guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, the monthly fee shall be doubled for each month thereafter until the Guaranty is removed.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved the issuance of an option to purchase (restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to) a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively. Subject to the effectiveness of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock and the one to 600 reverse stock split, on February 11, 2010, the Company issued 337,636 options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees. The Company performed a Black-Scholes valuation to determine the value of the arrangements on February 11, 2010 to be $542,000.  Of the $542,000, $403,000 was included as stock compensation expense in 2009 based on the value ascribed for the period from November 20, 2009 to December 31, 2009, in as much as guarantees were in place and presumed vesting had taken place, and was included in accrued expenses in the December 31, 2009 consolidated balance sheet.  The stock-based compensation expense recorded in the three months ended March 31, 2010 is $28,000 and $111,000 will be expensed throughout the remaining vesting period of the options until November 2012.

Subject to the effectiveness of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 250,000,000 shares to 3,500,000,000, on February 11, 2010, the Company issued options to acquire 585,645 shares of common stock to various employees, directors and consultants, outside of the Company’s 2007 Employee, Director and Consultant Stock Plan.

A summary of the status of the Company’s outstanding stock options as of March 31, 2010 and changes during the period then ended is presented below:

	March 31, 2010
		Weighted
		Average
	Number Of	Exercise
	Shares	Price
Outstanding at beginning of period	4,321	$774.00
Granted	1,260,917	$1.95
Canceled	-	$

Outstanding at end of period	1,265,238	$4.59

Options exercisable at end of period	3,253	$888.00

The fair value of options granted during the three months ended March 31, 2010 was $903,000, of which $403,000 was accrued for in 2009 as a liability.

The following table summarizes information about outstanding stock options at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
Range of		Remaining Contractual	Weighted- Average		Weighted- Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$1,548.00	280	3.2	$1,548	280	$1,548
$1,350.00	353	3.5	$1,350	118	$1,350
$912.00	2,438	3.3	$912	2438	$912
$180.00	1,250	3.8	$180	417	$180
$2.46	585,645	10.0	$2.46	-	$-
$1.50	675,272	10.0	$1.50	-	$-
$1.50 to $1,548	1,265,238	10.0	$4.59	3,253	$888

The following table summarizes the activity of non-vested outstanding stock options:

			Weighted-Average
		Weighted-Average	Remaining
	Number	Fair Value at	Contractual Life
	Outstanding	Grant Date	(Years)
Non-Vested shares at December 31, 2009	1.485	$1,350	4.4
Options Granted	1,260,917	1.95	10.0
Options Vested	(417)	180	3.5
Options forfeited or expired	-	-	-

Non-Vested shares at March 31, 2010	1,261,985	$3.48	10.0

As of March 31 2010, there was approximately $527,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 - 4.0 years.

The intrinsic value of options outstanding at March 31, 2010 is $0.

Warrants

As part of the equity raise on November 20, 2009 and on December 16, 2009, we issued warrants to purchase 1,017,194 shares of the Company’s common stock.  The warrants have a five year term and an exercise price of $0.01 per share. The warrants contain customary limitations on the amount that can be exercised. Additionally, the warrants provide that they could not be exercised until the effectiveness of the filing of an amendment to the Company’s Certificate of Incorporation authorizing a sufficient number of shares of Common Stock to permit the exercise of the warrants, which was completed on March 10, 2010. In the event of any subdivision, combination, consolidation, reclassification or other change of Common Stock into a lesser number, a greater number or a different class of stock, the number of shares of Common Stock deliverable upon exercise of the warrants will be proportionally decreased or increased, as applicable, but the exercise price of the warrants will remain at $0.01 per share.

As of March 31, 2010, there were 1,039,703 warrants outstanding with five-year lives expiring in 2012 through 2014, all of which are currently exercisable.

A summary of the status of the Company’s outstanding warrants as of March 31 and changes during the period then ended is presented below:
	March 31, 2010
		Weighted
		Average
	Number Of	Exercise
	Warrants	Price
Outstanding at beginning of period	1,039,703	$12.00
Granted
Exercised	-

Outstanding at end of period	1,039,703	$12.00

Warrants exercisable at March 31, 2010	1,039,703	$12.00

The following table summarizes information about outstanding and exercisable warrants at March 31, 2010:

	Warrants Outstanding and Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price

$1,704.00	2,383	3.1	$1,704.00
$1,278.00	531	3.1	$1,278.00
$180.00	12,777	4.6	$180.00
$6.00	6,818	3.5	$6.00
$0.01	1,017,194	4.6	$0.01

$0.01 to $1,704.00	1,039,703	4.7	$6.82

NOTE 11.  INTEREST, NET
	(Amounts in Thousands)
	Three Months Ended March 31,
	2010	2009
	(restated)
Interest arising from amortization of debt discount	$-	$858
Interest on various notes	30	175
Interest arising from amortization of Solutions 2 Go warrants	121	-
Interest on financing arrangements	326	40

Interest expense, net	$477	$1,073

NOTE 12.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2010 and 2009 is as follows:

	(Amounts in Thousands)
	2010	2009
	(restated)
Changes in other assets and liabilities:
Accounts receivable and due from factor	$(756)	$536
Inventory	(1,181)	976
Prepaid expenses and other current assets	1,087	(166)
Product development costs	(1,113)	(371)
Accounts payable	60	726
Customer advances	(1,987)	-
Accrued expenses and other current liabilities	300	(1,142)
Net changes in other assets and liabilities	$(3,590)	$559

Cash paid during the period for interest	$326	$40
Cash paid during the period for taxes	$38	$-

Non-cash investing and financing activities:
Transfer of option liability to equity	$403,000	-

NOTE 13.  LITIGATION

We are involved in various legal proceedings and claims incident to the normal conduct of our business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, we believe that our legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the Company’s 2007 Employee, Director and Consultant Stock Plan, as amended to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity, or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3% respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $0.40 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date. The options shall be issued at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however that in the event the Guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the Guaranty or the expiration of the ten year term of the option. In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date.  As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the Guaranty remains in full force and effect, but only for a period ending on November 20, 2010. In addition, the amended Fee Letters provides that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors has approved an increase in the issuance of an option to purchase (restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to) a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum respectively.   Subject to the effectiveness of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock, on February 11, 2010, the Company issued options to purchase 337,636 shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees. (See Note 10 for the valuation of the options.)

NOTE 15.  SUBSEQUENT EVENTS

On May 4, 2010, the Company announced that its Board of Directors approved the implementation of a one-for-600 reverse stock split of its common stock, par value $0.001 per share, pursuant to previously obtained stockholder authorization. The Company's common stock began trading on a post-split basis on May 10, 2010.  As a result of the reverse stock split, every 600 shares of the Company's common stock will be combined into one share of common stock. The reverse stock split affected all of the Company's common stock, stock options and warrants outstanding immediately prior to the effective date of the reverse stock split. Any fractional share resulting from the reverse stock split will be rounded up to the nearest whole number. The split reduced the number of the Company's outstanding shares of common stock from 2,778,409,829 to 4,630,741.

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

Zoo Games

Zoo Games was treated as the acquirer for accounting purposes in the reverse merger and the financial statements of the Company represent the historical activity of Zoo Games and consolidate the activity of Zoo Games beginning on September 12, 2008, the date of the reverse merger.

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

Results of Operations

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009

The following table sets forth, for the period indicated the amount and percentage of net revenue for significant line items in our statement of operations:

	(amounts in thousands except per share data)
	For The Three Months Ended March 31,
	2010		2009
	(restated)
Revenue	$16,662	100%	$13,884	100%

Cost of goods sold	12,930	78%	11,443	83%

Gross profit	3,732	22%	2,441	18%

Operating expenses:

General and administrative	1,605	10%	1,394	10%
Selling and marketing	1,116	6%	863	6%
Research and development	-	0%	80	1%
Depreciation and amortization	504	3%	434	3%

Total operating expenses	3,225	19%	2,771	20%

Income (loss) from operations	507	3%	(330)	(2)%

Interest expense, net	477	3%	1,073	8%

Income (loss) from operations before income tax expense	30	0%	(1,403)	(10)%

Income tax expense	9	0%	-	-

Net income (loss)	$21	0%	$(1,403)	(10)%

Earnings (loss) per common share - basic	$0.02		$(22.01)

Earnings (loss) per common share - diluted	$0.01		$(22.01)

Net Revenues. Net revenues for the three months ended March 31, 2010 were approximately $16.7 million, compared to approximately $13.9 million for the three months ended March 31, 2009, all consisting of casual game sales in North America.  The breakdown of gross sales by platform is:
	Three Months Ended March 31,
	2010	2009
Nintendo Wii	68%	64%
Nintendo DS	32%	32%
SONY PS2	0%	2%
Microsoft Xbox	0%	2%

The biggest sellers during the 2010 period were (i) Deal or No Deal on the Nintendo Wii platform, (ii) Deer Drive bundled with our gun blaster for the Nintendo Wii platform, and (iii) Dream Chronicles on the Nintendo DS platform.  The various Wii games bundled with our gun blaster accounted for approximately 21% of our sales during the 2010 period, accounting for most of the sales increase from the 2009 period to the 2010 period.  The biggest sellers during the 2009 period were (i) Deal or No Deal, (ii) M&M Kart Racing, and (iii) Calvin Tucker’s Redneck Jamboree, all on the Nintendo Wii platform.  The 2010 period consisted of approximately 1.53 million units sold in North America at an average gross price of $11.22, while the 2009 period consisted of approximately 1.46 million units sold in North America at an average gross price of $10.04.   The average price increase resulted primarily from the inclusion of the higher priced game bundles sold in 2010, offset by various older products that were sold at lower prices in the 2010 period than in the 2009 period.

Gross Profit. Gross profit for the three months ended March 31, 2010 was approximately $3.7 million, or 22% of net revenue, while the gross profit for the three months ended March 31, 2009 was approximately $2.4 million, or 18% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. The Atari sales agreement was in place for all sales during the entire 2009 period and Atari’s fees recorded as a reduction in revenue during the 2009 period were approximately $1.6 million (10% of total gross revenue). The Atari agreement was in place for only certain sales during the 2010 period and Atari’s fees recorded as a reduction in revenue during the 2010 period were $925,000 (6% of total gross revenue).  For those sales that were not distributed through Atari, the Company pays the shipping costs.  The shipping costs during the 2010 period were 3% higher, as a percentage of revenues, in 2010 than in 2009 when Atari was responsible for all shipping costs. The net improvement to the gross margin in the 2010 period from the 2009 period was due mainly to the reduction in the percentage of sales distributed through Atari of 3%.

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

Selling and Marketing Expenses. Selling and marketing expenses increased to approximately $1.1 million for the three months ended March 31, 2010 from $863,000 for the three months ended March 31, 2009.  The increase was primarily due to increased sales commissions earned in the 2010 period, partially offset by lower average salaries.  These expenses all relate to the sales of casual games in North America and consist primarily of the salaries, commissions and related costs for Zoo Publishing.

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

Depreciation and Amortization Expenses. Depreciation and amortization costs for the three months ended March 31, 2010 were $504,000 as compared to $434,000 in the prior period. Both periods include $412,000 resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition. The 2010 period also includes $69,000 resulting from the amortization of content intangibles obtained from the New World IP license in May 2009.  The balance relates to depreciation of fixed assets during the period.

Interest Expense.   Interest expense for the three months ended March 31, 2010 was $477,000 as compared to approximately $1.1 million in the three months ended March 31, 2009.  The 2010 period includes $30,000 of interest on the Solutions 2 Go loan and $121,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights.   Interest paid by Zoo Publishing in the 2010 period for the receivable factoring facility was $123,000 and for the purchase order financing facility was $203,000.  The 2009 period includes $698,000 of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $135,000 of interest relating to the Zoo Entertainment Notes and approximately $195,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $160,000 is non-cash interest imputed at the then market rate.

Income Tax Benefit.   We recorded an income tax expense of $9,000 for the three months ended March 31, 2010 against pretax income of $30,000.  For the three months ended March 31, 2009, we recorded no income tax benefit against the $1.4 million pretax loss because we had already maximized the benefit of our loss carryforward.

Earnings (Loss) Per Common Share. The basic earnings per share for the three months ended March 31, 2010 was $0.02 based on a weighted average shares outstanding for the period of approximately 1.1 million, while the basic loss per common share for the three months ended March 31, 2009 was ($22.01), based on a weighted average shares outstanding for the period of approximately 64,000. The diluted earnings per share for the three months ended March 31, 2010 was $0.01 based on a weighted average shares outstanding for the period of approximately 2.9 million, while the basic loss per common share for the three months ended March 31, 2009 was ($22.01), based on a weighted average shares outstanding for the period of approximately 64,000.

Liquidity and Capital Resources

We earned net income of $21,000 for the three months ended March 31, 2010 and incurred a net loss of approximately $1.4 million for the three months ended March 31, 2009. Our principal source of cash during the 2010 period was from the use of our purchase order and receivable financing arrangements and cash generated from operations. Net cash used in operating activities for the three months ended March 31, 2010 was $3.1 million, consisting primarily of the use of customer advances for product sales in the quarter, product development costs, building inventory for future sales and an increase in receivables as we became less dependent on prepayments from Atari.  Net cash provided by operating activities for the three months ended March 31, 2009 was $470,000, primarily consisting of reduction in inventory and accounts receivable and an increase in accounts payable, offset by payments of accrued expenses and product development costs.

Zoo Publishing takes advances from our factor, Working Capital Solutions, Inc. (“WCS”), which utilizes existing accounts receivable in order to provide working capital to fund all aspects of our continuing business operations. Under the terms of our factoring and security agreement, our receivables are sold to the factor, with recourse. The factor, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by the factor, the factor provides funding, subject to the terms and conditions of the factoring and security agreement. The amount remitted to us by the factor equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less 25% which is deposited into a reserve account established pursuant to the agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the agreement. The amounts to be paid by us to the factor for any accepted receivable include a factoring fee of 0.6% for each ten (10) day period the account is open.   For the three months ended March 31, 2010, we sold approximately $4.2 million of receivables to the factor with recourse and paid fees of $123,000.  At March 31, 2010, accounts receivable and due from factor included approximately $2.8 million of amounts due from our customers to the factor.  The factor had an advance outstanding to the Company of approximately $1.9 million as of March 31, 2010.

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

The amount outstanding to Wells Fargo as of March 31, 2010 was approximately $1.1 million. The interest rate is prime plus 4.0% on outstanding advances and as of March 31, 2010, the effective interest rate was 7.25%. The charges and interest expense on the advances are included in interest expense  in the accompanying condensed consolidated statement of operations and were $203,000 and $40,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates since the year ended December 31, 2009.  A complete description of our critical accounting polices and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010 and also in Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended March 31, 2010.

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

Dated: May 16, 2011

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