Form 10-Q/A
period 2010-06-30
Zoo Entertainment, Inc
filed 2011-05-16
CIK 1326652

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) of Zoo Entertainment, Inc. (the “Company”) is being filed to incorporate changes to the Quarterly Report on Form 10-Q filed by the Company on August 6, 2010 (the “Form 10-Q”) because the Company has identified certain transactions that were not originally recorded properly for the period ended June 30, 2010; specifically, transactions relating to revenue recognition, including royalty income, certain sales volume rebates earned by one customer and revenue recorded in connection with sales to one distributor.  As part of the restatement process, the Company recorded adjustments for items that were previously considered insignificant and were either not recorded or recorded in the incorrect reporting period.  In addition, the Company is correcting certain freight charges included in cost of goods sold that were recorded in the wrong quarter.  Also, the Company is reclassifying certain selling costs from cost of goods sold to selling and marketing expense, as well as reclassifying certain product financing costs from cost of goods sold to interest expense. This Form 10-Q/A amends and restates the Form 10-Q in its entirety.

ZOO ENTERTAINMENT, INC.

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 As of June 30, 2010 (Restated) (unaudited) and December 31, 2009
(in thousands except share and per share amounts)

	June 30, 2010	December 31, 2009
	(restated) (unaudited)
ASSETS
Current Assets

Cash	$794	$2,664
Accounts receivable and due from factor, net of
allowances for returns and discounts of $793 and $835	3,941	4,022
Inventory	2,870	2,103
Prepaid expenses and other current assets	1,555	2,409
Product development costs, net	7,096	4,399
Deferred tax assets	535	578
Total Current Assets	16,791	16,175

Prepaid offering costs	800	-
Fixed assets, net	241	141
Intangible assets, net	14,772	15,733
Total Assets	$32,604	$32,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$4,897	$3,330
Financing arrangements	3,054	1,659
Customer advances	965	3,086
Accrued expenses and other current liabilities	5,237	2,333
Notes payable, current portion	120	120
Total Current Liabilities	14,273	10,528

Notes payable, non-current portion	180	180
Deferred tax liabilities	2,599	3,461
Other long-term liabilities	620	2,770

Total Liabilities	17,672	16,939

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001, 5,000,000 authorized
Series A, 0 issued and outstanding at June 30, 2010,
1,389,684 issued and outstanding at December 31, 2009	-	1
Series B, 0 issued and outstanding at June 30, 2010
1,188,439 issued and outstanding at December 31, 2009	-	1
Common Stock, par value $0.001, 3,500,000,000
authorized, 4,643,744 issued and 4,630,741 outstanding at
June 30, 2010 and 250,000,000 authorized, 65,711
issued and 52,708 outstanding at December 31, 2009	5	-
Additional paid-in-capital	65,477	64,714
Accumulated deficit	(46,081)	(45,137)
Treasury Stock, at cost, 13,003 at June 30, 2010
and December 31, 2009	(4,469)	(4,469)
Total Stockholders' Equity	14,932	15,110
Total Liabilities and Stockholders' Equity	$32,604	$32,049

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2010 (Restated) and 2009
(in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	(restated) 2010	2009	(restated) 2010	2009

Revenue	$9,798	$7,669	$26,460	$21,553

Cost of goods sold	7,907	7,692	20,837	19,131

Gross profit (loss)	1,891	(23)	5,623	2,422

Operating expenses:

General and administrative (includes stock-based compensation of $117, $222, $362 and $244)	1,190	1,866	2,795	3,260
Selling and marketing	1,220	662	2,336	1,525
Research and development	-	290	-	370
Depreciation and amortization	495	435	999	869

Total operating expenses	2,905	3,253	6,130	6,024

Loss from operations	(1,014)	(3,276)	(507)	(3,602)

Interest expense, net	(512)	(1,050)	(989)	(2,127)
Gain on legal settlement	-	4,328	-	4,328

Income (loss) from operations before income tax benefit	(1,526)	2	(1,496)	(1,401)

Income tax benefit	561	-	552	-

Net income (loss)	$(965)	$2	$(944)	$(1,401)

Earnings (loss) per common share - basic and diluted:

Earnings (loss) per common share	$(0.22)	$0.03	$(0.34)	$(23.61)

Weighted average common shares outstanding	4,431,346	58,686	2,765,146	59,345

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flow
For the Six Months Ended June 30, 2010 (Restated) and 2009
(in thousands)

	Six Months Ended June 30,
	(restated) 2010	2009
Operating activities:

Net loss	$(944)	$(1,401)
Adjustments to reconcile net loss from operations to net cash (used in) provided by operating activities:
Gain on legal settlement	-	(4,328)
Depreciation and amortization	999	869
Amortization of deferred debt discount	-	1,690
Deferred income taxes	(819)	-
Stock-based compensation	363	244
Other changes in assets and liabilities, net	(2,241)	3,488

Net cash (used in) provided by operating activities	(2,642)	562

Investing activities:

Purchases of fixed assets	(138)	(58)
Purchase of intellectual property	-	(162)

Net cash used in investing activities	(138)	(220)

Financing activities:

Net borrowings (repayments) in connection with financing facilities	1,395	(707)
Prepaid offering costs	(50)	-
Repayment of Solutions 2 Go customer advances	(435)	-

Net cash provided by (used in) financing activities	910	(707)

Net decrease in cash	(1,870)	(365)

Cash at beginning of period	2,664	849

Cash at end of period	$794	$484

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2010 (Restated)
(in thousands)

	Preferred Stock
	Series A		Series B		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Total

Balance at January 1, 2010	1,390	$1	1,188	$1	66	$-	$64,714	$(45,137)	13	$(4,469)	$15,110

Conversion of Series A Preferred Stock to Common Stock	(1,390)	(1)	-	-	2,316	2	(1)	-	-	-	-
Conversion of Series B Preferred Stock to Common Stock	-	-	(1,188)	(1)	1,981	2	(1)	-	-	-	-
Common Stock issued to directors	-	-	-	-	281	1	135	-	-	-	136
Issuance of management options accrued for in 2009 as a liability	-	-	-	-	-	-	403	-	-	-	403
Stock-based compensation	-	-	-	-	-	-	227	-	-	-	227
Net loss	-	-	-	-	-	-	-	(944)	-	-	(944)

Balance at June 30, 2010	-	$-	-	$-	4,644	$5	$65,477	$(46,081)	13	$(4,469)	$14,932

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

NOTE 2.   RESTATEMENT OF JUNE 30, 2010 FINANCIAL STATEMENTS

On April 13, 2011, Management of the Company, in consultation with the Audit Committee of the Board of Directors, concluded that there were errors in recording certain transactions in the Company’s previously filed unaudited consolidated financial statements for the three and six months ended June 30, 2010, and that such statements should no longer be relied upon.  These errors were identified while the Company was completing its analyses in connection with the 2010 fiscal year-end audit.  Specifically, these errors relate to revenue recognition, including royalty income, certain sales volume rebates earned by one customer and revenue recorded in connection with sales to one distributor.  As part of the restatement process, the Company recorded adjustments for items that were previously considered insignificant and were either not recorded or recorded in the incorrect reporting period.  In addition, the Company is correcting certain freight charges included in cost of goods sold that were recorded in the wrong quarter.  Also, the Company is reclassifying certain selling costs from cost of goods sold to selling and marketing expense, as well as reclassifying certain product financing costs from cost of goods sold to interest expense.

  The effects of the Company’s restatement, including the tax impact, on previously reported unaudited consolidated financial statements are summarized as follows, in thousands, except share and per share amounts:

Three and Six Months Ended June 30, 2010

Unaudited Consolidated Balance Sheet	June 30, 2010	June 30, 2010
	As Previously Reported	As Restated
Accounts receivable and due from factor, net	$4,173	$3,941
Prepaid expenses and other current assets	1,836	1,555
Total current assets	17,304	16,791
Intangible assets, net	14,780	14,772
Total assets	33,125	32,604
Accrued expenses and other current liabilities	4,592	5,237
Total current liabilities	13,628	14,273
Deferred tax liabilities	3,007	2,599
Total liabilities	17,435	17,672
Accumulated deficit	(45,323)	(46,081)
Total stockholders’ equity	15,690	14,932
Total liabilities and stockholders’ equity	33,125	32,604

Unaudited Consolidated Statement of Operations

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue	$10,470	$9,798	$27,602	$26,460
Cost of goods sold	7,957	7,907	21,472	20,837
Gross profit	2,513	1,891	6,130	5,623
Selling and marketing	1,217	1,220	2,053	2,336
Depreciation and amortization	491	495	991	999
Total operating expenses	2,898	2,905	5,839	6,130
(Loss) income from operations	(385)	(1,014)	291	(507)
Interest expense	(368)	(512)	(621)	(989)
Loss from operations before income taxes	(753)	(1,526)	(330)	(1,496)
Income tax benefit	277	561	144	552

Net loss	$(476)	$(965)	$(186)	$(944)

Loss per common share – basic and diluted	$(0.11)	$(0.22)	$(0.07)	$(0.34)

Unaudited Consolidated Statement of Cash Flow	SixMonths Ended June 30, 2010	Six Months Ended June 30, 2010
	As Previously Reported	As Restated
Net income	$(186)	$(944)
Depreciation and amortization	991	999
Deferred income taxes	(411)	(819)
Changes in accounts receivable and due from factor, net (1)	(151)	81
Changes in prepaid expenses and other current assets (1)	573	854
Changes in accrued expenses and other current liabilities (1)	(238)	407
Other changes in assets and liabilities, net	(3,399)	(2,241)

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

Reclassifications

The accompanying unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2009 contain certain reclassifications to conform to the current period presentation.

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

NOTE 5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	June 30, 2010	December 31, 2009
	(restated)

Vendor advances for inventory	$568	$1,545

Prepaid royalties	711	474

Other prepaid expenses	276	390

Totals	$1,555	$2,409

NOTE 6.  PRODUCT DEVELOPMENT COSTS

The Company’s capitalized product development costs for the six months ended June 30, 2010 were as follows (amounts in thousands):

Product development costs, net - December 31, 2009	$4,399

New product development costs incurred	4,286

Amortization of product development costs	(1,589)

Product development costs, net - June 30, 2010	$7,096

Amortization of product development costs for the three months ended June 30, 2010 and June 30, 2009 was $630,000 and approximately $1.5 million, respectively.  Amortization of product development costs for the six months ended June 30, 2010 and June 30, 2009 was approximately $1.6 million and approximately $2.7 million, respectively.

NOTE 7.  INTANGIBLE ASSETS, NET

The following table sets forth the components of the intangible assets subject to amortization:

			(Amounts in Thousands) June 30, 2010		December 31, 2009
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Net Book Value
Content	10	$14,965	$3,369	$11,596	$12,345

Trademarks	10	1,510	384	1,126	1,201

Customer relationships	10	2,749	699	2,050	2,187

Totals		$19,224	$4,452	$14,772	$15,733

Amortization expense related to intangible assets was $480,000 and $411,000 for the three months ended June 30, 2010 and 2009, respectively, and $961,000 and $823,000 for the six months ended June 30, 2010 and 2009, respectively.

The following table presents the estimated amortization of intangible assets, based on the Company’s present intangible assets, as follows:

Year Ending December 31,	(Amounts In Thousands)
Balance of 2010	$961

2011	1,922

2012	1,922

2013	1,922

2014	1,922

Thereafter	6,123

Total	$14,772

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

The amounts outstanding as of June 30, 2010 and December 31, 2009 were approximately $449,000 and $759,000, respectively, which is included in financing arrangements in the current liability section of the condensed consolidated balance sheet.  The interest rate on advances is prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4.0%. As of June 30, 2010 and December 31, 2009, the effective interest rate was 5.25% and 7.25%, respectively.  The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were $149,000 and $50,000 for the three months ended June 30, 2010 and 2009, respectively, and $352,000 and $94,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Atari Agreement

As a result of a fire in October 2008 that destroyed the Company’s inventory and impacted its cash flow from operations, the Company entered into an agreement with Atari, Inc. (“Atari”).  This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari will resell the products to wholesalers and retailers that are acceptable to Atari in North America.  The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until June 30, 2010.  This agreement provided for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product.  Atari’s fees approximate 10% of the Company’s standard selling price and they have been recorded as a reduction in revenue.  During the three months ended June 30, 2010 and 2009, the Company recorded approximately $2.5 million and $6.5 million, respectively, of net sales to Atari.  During the six months ended June 30, 2010 and 2009, the Company recorded approximately $10.8 million and $22.2 million, respectively, of sales, net of the fee to Atari.  Atari takes a reserve from the initial payment for potential customer sales allowances, returns and price protection that is analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2010.  As of June 30, 2010 and December 31, 2009, Atari had prepaid the Company $0 and approximately $1.5 million, respectively, for goods not yet shipped which is recorded as customer advances in current liabilities.  Also, as of June 30, 2010 and December 31, 2009, the receivable due from Atari was $768,000 and approximately $1.8 million, respectively, before allowances, for goods already shipped which are recorded in accounts receivable and due from factor in the condensed consolidated balance sheets.

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

In consideration of S2G entering into the Advance Agreement, the Company agreed to issue to S2G Inc. a warrant to purchase 12,777 shares of the Company’s common stock (or such other number of shares of common stock that on the warrant grant date (as defined below), represents 6% of the Company’s modified fully-diluted shares, computed as if all outstanding convertible stock, warrants and stock options that are, directly or indirectly, convertible into common stock at a price of $450 or less, have been so converted), upon the occurrence of an anticipated qualified financing, which means (i) the consummation of the sale of shares of common stock by the Company which results in aggregate gross proceeds to the Company of at least $4,000,000 and (ii) the conversion of the Company’s senior secured convertible notes (“Zoo Entertainment Notes”), in the aggregate original principal amount of $11,150,000, into shares of common stock.  The warrant will have a term of five years and an exercise price equal to $180.  The warrant to acquire 12,777 shares was issued on August 31, 2009.  The warrant was valued at $400,000 using the Black-Scholes model and this cost will be amortized over 12 months through interest expense. For the three and six months ended June 30, 2010, $95,000 and $216,000, respectively, of additional interest expense was recorded in the condensed consolidated statement of operations for this advance.

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

As of June 30, 2010, there were 1,039,703 warrants outstanding with terms expiring in 2012 through 2014, all of which are currently exercisable.

A summary of the status of the Company’s outstanding warrants as of June 30, 2010 and changes during the period then ended are presented below:

	June 30, 2010
	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,039,703	$6.82

Granted	—	—

Exercised	—	—

Outstanding at June 30, 2010	1,039,703	$6.82

Warrants exercisable at June 30, 2010	1,039,703	$6.82

The following table summarizes information about outstanding and exercisable warrants at June 30, 2010:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$1,704.00	2,383	2.8	$1,704.00
$1,278.00	531	2.8	1,278.00
$180.00	12,777	4.3	180.00
$6.00	6,818	3.2	6.00
$0.01	1,017,194	4.3	0.01
$0.01 to $1,704.00	1,039,703	4.4	$6.82

NOTE 11.  INTEREST, NET

	(Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(restated)		(restated)
Interest arising from amortization of debt discount	$-	$832	$—	$1,690
Interest on various notes	25	168	55	343
Interest arising from amortization of Solutions 2 Go warrants	95	-	216	—
Interest on financing arrangements	392	50	718	94
Interest expense, net	$512	$1,050	$989	$2,127

NOTE 12.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2010 and 2009 is as follows:

	(Amounts in Thousands) Six Months Ended June 30,
	2010	2009
	(restated)
Changes in other assets and liabilities:
Accounts receivable and due from factor	$81	$1,302
Inventory	(767)	1,431
Prepaid expenses and other current assets	854	520
Product development costs	(2,697)	66
Accounts payable	1,567	716
Customer advances	(1,686)	—
Accrued expenses and other current liabilities	407	(547)
Net changes in other assets and liabilities	$(2,241)	$3,488
Cash paid during the period for interest	$718	$94
Cash paid during the period for taxes	$38	$—
Non-cash investing and financing activities:
Transfer of option liability to equity	$403	$—
Par Value of Series A Preferred Stock converted to Common Stock	$1	$—
Par Value of Series B Preferred Stock converted to Common Stock	$1	$—
Prepaid offering costs included in accrued expenses	$750	$—
Receipt of 9,274 shares for partial settlement of litigation	$—	$1,113
Notes and obligations relieved for partial settlement of litigation	$—	$3,925
Acquisition of Intangible for long-term obligation	$—	$2,600

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

Results of Operations

For the Three Months Ended June 30, 2010 as compared to the Three Months Ended June 30, 2009

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data) For The Three Months Ended June 30,
	2010		2009
	(restated)
Revenue	$9,798	100%	$7,669	100%
Cost of goods sold	7,907	81	7,692	100
Gross profit (loss)	1,891	19	(23)	-
Operating expenses:
General and administrative	1,190	12	1,866	24
Selling and marketing	1,220	12	662	9
Research and development	-	-	290	4
Depreciation and amortization	495	5	435	6
Total operating expenses	2,905	29	3,253	42
Loss from operations	(1,014)	(10)	(3,276)	(43)
Interest expense, net	(512)	(5)	(1,050)	(14)
Gain on legal settlement	-	-	4,328	56
Income (loss) from operations before income tax benefit	(1,526)	(16)	2	-
Income tax benefit	561	6	-	-
Net income (loss)	$(965)	(10)%	$2	-%
Earnings (loss) per common share - basic and diluted	$(0.22)		$0.03

Net Revenues .  Net revenues for the three months ended June 30, 2010 were approximately $9.8 million, an increase of 28% over the revenues for the three months ended June 30, 2009 of approximately $7.7 million.  Sales in both periods consist primarily of casual game sales in North America.  The breakdown of gross sales by platform is as follows:

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

Gross Profit .  Gross profit for the three months ended June 30, 2010 was approximately $1.9 million, or 19% of net revenue, while the gross profit for the three months ended June 30, 2009 was $(23,000), or 0% of net revenue.  The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues.  The Atari sales agreement was in place for all sales during the entire 2009 period and Atari’s fees recorded as a reduction in revenue during the 2009 period were approximately $842,000.  For those sales that were not distributed through Atari, the Company pays the shipping costs.  The net improvement to the gross margin in the 2010 period from the 2009 period was partially due to the reduction in the sales distributed through Atari.  Also, as part of our business plan to focus on higher margin games and more cost effective product licenses, we opted to discontinue certain lower-margin products in the 2009 period through the accelerated sale of such products at lower than normal prices.  This resulted in a significant amount of sales at very low margins which along with royalty fees and amortization of product development costs resulted in a negative overall gross margin for the 2009 period.

General and Administrative Expenses .  General and administrative expenses for the three months ended June 30, 2010 were approximately $1.2 million as compared to approximately $1.9 million for the comparable period in 2009.  Non-cash stock-based compensation included in general and administrative expenses was $117,000 and $222,000 for the three months ended June 30, 2010 and June 30, 2009, respectively.  The reduction of headcount in New York and relocation of all general and administrative functions to Ohio resulted in decreased payroll, consulting and related costs of approximately $300,000 from the 2009 period to the 2010 period.  Costs incurred for the European office during the 2009 period were $120,000; these did not reoccur in 2010.  In addition, the 2009 period includes $150,000 of bad debt expense that did not reoccur in 2010.

Selling and Marketing Expenses .  Selling and marketing expenses increased from $662,000 to approximately $1.2 for the three months ended June 30, 2010 due primarily to additional salaries and related costs for the increased headcount for the sales and marketing team in Ohio.  The increase was also due to approximately $200,000 of costs incurred for the launch and continued marketing of the indiePub Games website during the second quarter of 2009.  Part of our digital initiative, indiePub Games is our website for independent software developers to compete for prizes and publishing contracts, and also serves as a destination site for gaming enthusiasts to play free games, vote in contests and participate in the development of innovative entertainment software.

Research and Development Expenses .  Research and development expenses for the three months ended June 30, 2010 were $0 as compared to $290,000 for the three months ended June 30, 2009.  This expense was a direct result of our decision to discontinue the development of certain games in the 2009 period.

Depreciation and Amortization Expenses .  Depreciation and amortization costs for the three months ended June 30, 2010 were $495,000 as compared to $435,000 in the comparable period in 2009.  Both periods include $412,000 resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition.  The 2010 period also includes $69,000 resulting from the amortization of content intangibles obtained from the New World IP license in May 2009.  The balance relates to depreciation of fixed assets during the period.

Interest Expense .  Interest expense for the three months ended June 30, 2010 was $512,000 as compared to $1.1 million for the three months ended June 30, 2009.  The 2010 period includes $25,000 of interest on the Solutions 2 Go loan and $95,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights.  Interest paid by Zoo Publishing in the 2010 period for the receivable factoring facility was $243,000 and for the purchase order finance facility was $149,000.  The 2009 period includes $698,000 of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $139,000 of interest relating to the Zoo Entertainment Notes and approximately $163,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $133,000 is non-cash interest imputed at the then market rate.  The Zoo Entertainment Notes were converted to equity in November 2009 and the Zoo Publishing notes were cancelled in June 2009; therefore, there is no interest costs related to these notes in 2010.

Gain on Legal Settlement .  During the three month period ended June 30, 2009, we settled a lawsuit brought by the former sellers of Zoo Publishing, resulting in a net gain on settlement of approximately $4.3 million.  The settlement eliminated the Company’s obligations for certain outstanding notes, employee loans and other obligations for an aggregate amount of approximately $3.9 million.  The settlement returned approximately 5.6 million shares of common stock to treasury valued at approximately $1.1 million.  The Company’s remaining cash obligations and litigation expense amounted to approximately $710,000, resulting in a net gain on settlement of approximately $4.3 million.

Income Tax Benefit .  We recorded an income tax benefit of $561,000 for the three months ended June 30, 2010 against pretax loss of approximately $1.5 million.  We did not record any income tax benefit or expense for the three months ended June 30, 2009.

Earnings (loss) Per Common Share .  The basic and diluted earnings (loss) per share for the three months ended June 30, 2010 was $(0.22) based on a weighted average shares outstanding for the period of approximately 4.4 million, while the basic and diluted earnings per common share for the three months ended June 30, 2009 was $0.03, based on a weighted average shares outstanding for the period of 58,686.

For the Six Months Ended June 30, 2010 as Compared to the Six Months Ended June 30, 2009

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data) For The Six Months Ended June 30,
	2010		2009
	(restated)
Revenue	$26,460	100%	$21,553	100%

Cost of goods sold	20,837	79	19,131	89

Gross profit	5,623	21	2,422	11

Operating expenses:

General and administrative	2,795	11	3,260	15
Selling and marketing	2,336	9	1,525	7
Research and development	-	-	370	2
Depreciation and amortization	999	4	869	4

Total operating expenses	6,130	23	6,024	28

Loss from operations	(507)	(2)	(3,602)	(17)

Interest expense, net	(989)	(4)	(2,127)	(10)
Gain on legal settlement	-	-	4,328	20

Loss from operations before income tax benefit	(1,496)	(6)	(1,401)	(7)

Income tax benefit	552	2	-	-

Net loss	$(944)	(4)%	$(1,401)	(7)%

Loss per common share - basic and diluted	$(0.34)		$(23.61)

Net Revenues.   Net revenues for the six months ended June 30, 2010 were approximately $26.5 million, an increase of 23% over the revenues for the six months ended June 30, 2009 of approximately $21.6 million.  Sales in both periods consist primarily of casual game sales in North America.

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

Gross Profit .  Gross profit for the six months ended June 30, 2010 was approximately $5.6 million, or 21% of net revenue, while the gross profit for the six months ended June 30, 2009 was $2.4, or 11% of net revenue.  The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues.  The Atari sales agreement was in place for all sales during the entire 2009 period and Atari’s fees recorded as a reduction in revenue during the six months ended June 30, 2009 period were approximately $2.4 million.  For those sales that were not distributed through Atari, the Company pays the shipping costs.  The net improvement to the gross margin in the 2010 period from the 2009 period was partially due to the reduction in the sales distributed through Atari.  As part of our business plan to focus on higher margin games and more cost effective product licenses, we opted to discontinue certain lower-margin products in the 2009 period through the accelerated sale of such products at lower than normal prices.  This resulted in a significant amount of sales at very low margins which along with royalty fees and amortization of product development costs resulted in a lower overall gross margin for the 2009 period.

General and Administrative Expenses .  General and administrative expenses for the six months ended June 30, 2010 were approximately $2.8 million as compared to $3.3 million for the comparable period in 2009.  Non-cash stock-based compensation included in general and administrative expenses was $362,000 and $244,000 for the three months ended June 30, 2010 and June 30, 2009, respectively.  The reduction of headcount in New York and relocation of all general and administrative functions to Ohio resulted in decreased payroll, consulting and related costs of approximately $135,000 from the 2009 period to the 2010 period.  Costs incurred for the European office during the 2009 period were $120,000; these did not reoccur in 2010.  In addition, the 2009 period includes $150,000 of bad debt expense and $185,000 of additional professional fees in the earlier part of the year that did not reoccur in 2010.

Selling and Marketing Expenses .  Selling and marketing expenses increased from $1.5 million for the six months ended June 30, 2009 to $2.3 for the six months ended June 30, 2010 due primarily to additional salaries and related costs for the increased headcount for the sales and marketing team in Ohio, as well as increased sales commissions in the 2010 period.  The increase was also due to approximately $300,000 of costs incurred for the launch and continued marketing of the indiePub Games website during 2010.  Part of our digital initiative, indiePub Games is our website for independent software developers to compete for prizes and publishing contracts, and also serves as a destination site for gaming enthusiasts to play free games, vote in contests and participate in the development of innovative entertainment software.

Research and Development Expenses .  Research and development expenses were $0 for the six months ended June 30, 2010 compared to $370,000 for the six months ended June 30, 2009.  These expenses were a direct result of our decision to discontinue the development of certain games in the 2009 period.  The Company has modified its business model to focus on casual products which carry significantly lower development risks and costs.

Depreciation and Amortization Expenses .  Depreciation and amortization costs for the six months ended June 30, 2010 were $999,000 as compared to $869,000 for the six months ended June 30, 2009.  Both periods include $823,000 resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition.  The 2010 period also includes $138,000 resulting from the amortization of content intangibles obtained from the New World IP license in May 2009.  The balance relates to depreciation of fixed assets during the period.

Interest Expense .  Interest expense for the six months ended June 30, 2010 was $989,000 as compared to approximately $2.1 million for the six months ended June 30, 2009.  The 2010 period includes $55,000 of interest on the Solutions 2 Go loan and $216,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights.  Interest paid by Zoo Publishing in the 2010 period for the receivable factoring facility was $360,000 and for the purchase order facility was $352,000.  The six months ended June 30, 2009 includes approximately $1.4 million of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $279,000 of interest relating to the Zoo Entertainment Notes and $358,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $293,000 is non-cash interest imputed at the then market rate.  The Zoo Entertainment Notes were converted to equity in November 2009 and the Zoo Publishing notes were cancelled in June 2009; therefore, there is no interest costs related to these notes in 2010.

Gain on Legal Settlement .  During the six month period ended June 30, 2009, we settled a lawsuit brought by the former sellers of Zoo Publishing, resulting in a net gain on settlement of approximately $4.3 million.  The settlement eliminated the Company’s obligations for certain outstanding notes, employee loans and other obligations for an aggregate amount of approximately $3.9 million.  The settlement returned 9,274 shares to treasury valued at approximately $1.1 million.  The Company’s remaining cash obligations and litigation expense amounted to approximately $710,000, resulting in a net gain on settlement of approximately $4.3 million.

Income Tax Benefit .  We recorded an income tax benefit of $552,000 for the six months ended June 30, 2010 against pretax loss of approximately $1.5 million.  We did not record any income tax expense or benefit for the six months ended June 30, 2009.

Loss Per Common Share .  The basic and diluted loss per share for the six months ended June 30, 2010 was $(0.34) based on a weighted average shares outstanding for the period of approximately 2.8 million, while the basic and diluted loss per common share for the six months ended June 30, 2009 was $(23.61), based on a weighted average shares outstanding for the period of 59,345.

Liquidity and Capital Resources

We incurred a net loss of $944,000 for the six months ended June 30, 2010 and a net loss of approximately $1.4 million for the six months ended June 30, 2009.  Our principal sources of cash during the six months ended June 30, 2010 were proceeds from the use of our purchase order and receivable financing arrangements, and cash generated from operations throughout the year.

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

The amount outstanding to Wells Fargo as of June 30, 2010 and December 31, 2009 was approximately $449,000 and $759,000, respectively.  The interest rate is prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4%.  As of June 30, 2010 and December 31, 2009, the effective interest rate was 5.25% and 7.25%, respectively.  The charges and interest expense on the advances are included in the interest expense  in the accompanying condensed consolidated statement of operations and were $352,000 and $94,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Asset Impairment

Long-Lived Assets Including Identifiable Intangibles .  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any.  In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available.  We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value.  We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.  See section above entitled “Asset Impairment.”

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