Form 10-Q/A
period 2010-09-30
Zoo Entertainment, Inc
filed 2011-05-16
CIK 1326652

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) of Zoo Entertainment, Inc. (the “Company”) is being filed to incorporate changes to the Quarterly Report on Form 10-Q filed by the Company on November 12, 2010 (the “Form 10-Q”) because the Company has identified certain transactions that were not originally recorded properly for the period ended September 30, 2010; specifically, transactions relating to revenue recognition, including royalty income, certain sales volume rebates earned by one customer and revenue recorded in connection with sales to one distributor.  As part of the restatement process, the Company recorded adjustments for items that were previously considered insignificant and were either not recorded or recorded in the incorrect reporting period.  Also, the Company is reclassifying certain selling costs from cost of goods sold to selling and marketing expense, as well as reclassifying certain product financing costs from cost of goods sold to interest expense. This Form 10-Q/A amends and restates the Form 10-Q in its entirety.

ZOO ENTERTAINMENT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Zoo Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 2010 (Restated) and December 31, 2009
(in thousands except share and per share amounts)

	September 30, 2010	December 31, 2009
	(restated) (unaudited)
ASSETS
Current Assets

Cash	$1,222	$2,664
Accounts receivable and due from factor, net of allowances for returns and discounts of $787 and $835	13,380	4,022
Inventory	8,708	2,103
Prepaid expenses and other current assets	1,341	2,409
Product development costs, net	7,783	4,399
Deferred tax assets	379	578
Total Current Assets	32,813	16,175

Fixed assets, net	248	141
Intangible assets, net	14,292	15,733
Total Assets	$47,353	$32,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$4,493	$3,330
Financing arrangements	10,478	1,659
Customer advances	815	3,086
Accrued expenses and other current liabilities	6,350	2,333
Notes payable, current portion	120	120
Total Current Liabilities	22,256	10,528

Notes payable, non-current portion	150	180
Deferred tax liabilities	2,189	3,461
Other long-term liabilities	-	2,770

Total Liabilities	24,595	16,939

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001, 5,000,000 shares authorized
Series A, 0 issued and outstanding at September 30, 2010,
1,389,684 issued and outstanding at December 31, 2009	-	1
Series B, 0 issued and outstanding at September 30, 2010
1,188,439 issued and outstanding at December 31, 2009	-	1
Common Stock, par value $0.001, 3,500,000,000 shares
authorized, 6,243,744 issued and 6,230,741 outstanding at
September 30, 2010 and 250,000,000 authorized, 65,711
issued and 52,708 outstanding at December 31, 2009	6	-
Additional paid-in-capital	73,195	64,714
Accumulated deficit	(45,974)	(45,137)
Treasury Stock, at cost, 13,003 shares at September 30, 2010 and December 31, 2009	(4,469)	(4,469)
Total Stockholders' Equity	22,758	15,110
Total Liabilities and Stockholders' Equity	$47,353	$32,049

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2010 (Restated) and 2009
(in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(restated) 2010	2009	(restated) 2010	2009

Revenue	$17,253	$8,583	$43,713	$30,136

Cost of goods sold	13,579	6,570	34,416	25,701

Gross profit	3,674	2,013	9,297	4,435

Operating expenses:

General and administrative (includes stock-based compensation of $127, $322, $489 and $566)	1,052	1,750	3,847	5,010
Selling and marketing	1,307	548	3,643	2,073
Research and development	-	-	-	370
Impairment of goodwill	-	14,704	-	14,704
Depreciation and amortization	510	504	1,509	1,373

Total operating expenses	2,869	17,506	8,999	23,530

Income (loss) from operations	805	(15,493)	298	(19,095)

Interest expense, net	(642)	(462)	(1,631)	(2,589)
Gain on legal settlement	-	-	-	4,328
Other income - insurance recovery	-	860	-	860

Income (loss) from operations before income tax expense	163	(15,095)	(1,333)	(16,496)

Income tax (expense) benefit	(56)	-	496	-

Income (loss) from continuing operations	107	(15,095)	(837)	(16,496)

Loss from discontinued operations	-	(235)	-	(235)

Net income (loss)	$107	$(15,330)	$(837)	$(16,731)

Earnings (loss) per common share - basic and diluted :

Basic :
Earnings (loss) per common share from continuing operations	$0.02	$(290)	$(0.22)	$(290)
Loss per common share from discontinued operations	-	(5)	-	(4)
Net earnings (loss) per share	$0.02	$(295)	$(0.22)	$(294)

Weighted average common shares outstanding - basic	5,853,568	52,023	3,794,620	56,878

Diluted :
Earnings (loss) per common share from continuing operations	$0.01	$(290)	$(0.22)	$(290)
Loss per common share from discontinued operations	-	(5)	-	(4)
Net earnings (loss) per share	$0.01	$(295)	$(0.22)	$(294)

Weighted average common shares outstanding - diluted	7,383,590	52,023	3,794,620	56,878

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flow
For the Nine Months Ended September 30, 2010 (Restated) and 2009
(in thousands)

	Nine Months Ended September 30,
	(restated) 2010	2009
Operating activities:

Net loss	$(837)	$(16,731)
Loss from discontinued operations	-	(235)
Net loss from continuing operations	(837)	(16,496)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Gain on legal settlement	-	(4,328)
Impairment of goodwill	-	14,704
Depreciation and amortization	1,509	1,373
Amortization of deferred debt discount	-	1,870
Deferred income taxes	(1,073)	-
Stock-based compensation	489	566
Other changes in assets and liabilities:
Accounts receivable and due from factor, net	(9,358)	(1,422)
Inventory	(6,605)	944
Product development costs, net	(3,384)	(401)
Customer advances	(1,686)	1,413
Prepaid expenses and other current assets	1,068	(2,118)
Accounts payable	1,163	(112)
Accrued expenses and other current liabilities	1,621	(716)

Net cash used in operating activities	(17,093)	(4,723)

Investing activities:

Purchases of fixed assets	(175)	(92)
Purchase of intellectual property	-	(162)

Net cash used in investing activities	(175)	(254)

Financing activities:

Proceeds from sale of equity securities, net of $2,000 of costs in 2010	7,592	7
Net borrowings in connection with financing facilities	8,819	2,654
(Repayment of) proceeds from Solutions 2 Go customer advances	(585)	2,000

Net cash provided by financing activities	15,826	4,661

Net decrease in cash	(1,442)	(316)

Cash at beginning of period	2,664	849

Cash at end of period	$1,222	$533

See accompanying notes to condensed consolidated financial statements

Zoo Entertainment, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2010 (Restated)
(in thousands)

	Preferred Stock
	Series A		Series B		Common Stock				Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-in- Capital	Accumulated Deficit	Shares	Cost	Total

Balance at January 1, 2010	1,390	$1	1,188	$1	66	$-	$64,714	$(45,137)	13	$(4,469)	$15,110

Conversion of Series A Preferred Stock to Common Stock	(1,390)	(1)	-	-	2,316	2	(1)	-	-	-	-
Conversion of Series B Preferred Stock to Common Stock	-	-	(1,188)	(1)	1,981	2	(1)	-	-	-	-
Common Stock issued to directors	-	-	-	-	281	1	160	-	-	-	161
Issuance of management options accrued for in 2009 as a liability	-	-	-	-	-	-	403	-	-	-	403
Stock-based compensation	-	-	-	-	-	-	329	-	-	-	329
Sale of Common Stock - July 2010, net of costs of $2,000	-	-	-	-	1,600	1	7,591	-	-	-	7,592
Net loss	-	-	-	-	-	-	-	(837)	-	-	(837)

Balance at September 30, 2010	-	$-	-	$-	6,244	$6	$73,195	$(45,974)	13	$(4,469)	$22,758

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

NOTE 2. RESTATEMENT OF SEPTEMBER 30, 2010 FINANCIAL STATEMENTS

On April 13, 2011, Management of the Company, in consultation with the Audit Committee of the Board of Directors, concluded that there were errors in recording certain transactions in the Company’s previously filed unaudited consolidated financial statements for the three and nine months ended September 30, 2010, and that such statements should no longer be relied upon. These errors were identified while the Company was completing its analyses in connection with the 2010 fiscal year-end audit. Specifically, these errors relate to revenue recognition, including royalty income, certain sales volume rebates earned by one customer and revenue recorded in connection with sales to one distributor.  As part of the restatement process, the Company recorded adjustments for items that were previously considered insignificant and were either not recorded or recorded in the incorrect reporting period.  In addition, the Company is reclassifying certain selling costs from cost of goods sold to selling and marketing expense, as well as reclassifying certain product financing costs from cost of goods sold to interest expense.

The effects of the Company’s restatement, including the tax impact, on previously reported unaudited consolidated financial statements are summarized as follows, in thousands, except share and per share amounts:

Three and Nine Months Ended September 30, 2010

Unaudited Consolidated Balance Sheet	September 30, 2010	September 30, 2010
	As Previously Reported	As Restated
Accounts receivable and due from factor, net	$13,940	$13,380
Prepaid expenses and other current assets	1,606	1,341
Total current assets	33,638	32,813
Intangible assets, net	14,304	14,292
Total assets	48,190	47,353
Accrued expenses and other current liabilities	5,705	6,350
Total current liabilities	21,611	22,256
Deferred tax liabilities	2,706	2,189
Total liabilities	24,467	24,595
Accumulated deficit	(45,009)	(45,974)
Total stockholders’ equity	23,723	22,758
Total liabilities and stockholders’ equity	48,190	47,353

Unaudited Consolidated Statement of Operations	Three Months Ended September 30, 2010	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue	$17,581	$17,253	$45,183	$43,713
Cost of goods sold	13,894	13,579	35,366	34,416
Gross profit	3,687	3,674	9,817	9,297
Selling and marketing	1,307	1,307	3,360	3,643
Depreciation and amortization	506	510	1,497	1,509
Total operating expenses	2,865	2,869	8,704	8,999
Income from operations	822	805	1,113	298
Interest expense	(343)	(642)	(964)	(1,631)
Income (loss) from operations before income taxes	479	163	149	(1,333)
Income tax(expense) benefit	(165)	(56)	(21)	496
Net income (loss)	$314	$107	$128	$(837)

Earnings (loss) per common share – basic and diluted:
Net earnings (loss) per common share - basic	$0.05	$0.02	$0.03	$(0.22)
Net earnings (loss) per common share - diluted	$0 04	$0.01	$0.02	$(0.22)

Unaudited Consolidated Statement of Cash Flow	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	As Previously Reported	As Restated
Net income	$128	$(837)
Deferred income taxes	(556)	(1,073)
Changes in accounts receivable and due from factor, net	(9,918)	(9,358)
Changes in prepaid expenses and other current assets	803	1,068
Changes in accrued expenses and other current liabilities	976	1,621

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

Reclassifications

The accompanying unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2009 contain certain reclassifications to conform to the current period presentation.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. A restricted stock grant, of which 199,395 shares are unvested as of September 30, 2010, is excluded from the basic EPS. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants, options and non-vested restricted shares outstanding during the same period. Since the inclusion of 1,039,703 warrants and 4,321 options for the nine months ended September 30, 2010 and the inclusion of 22,509 warrants and 4,321 options outstanding as of September 30, 2009 are anti-dilutive because the Company had net losses for those periods, they are excluded from the calculation of diluted loss per share and the diluted loss per share is the same as the basic loss per share.

The reconciliation from basic weighted average common shares outstanding to fully diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
			(restated)
Weighted average common shares outstanding - basic	5,853,568	52,023	3,794,620	56,878
Options outstanding - dilutive	315,396	-	-	-
Warrants outstanding - dilutive	1,015,231	-	-	-
Non-vested shares	199,395	-	-	-

Weighted average common shares outstanding – diluted	7,383,590	52,023	3,794,620	56,878

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

NOTE 4. INVENTORY

Inventory consisted of:

	(Amounts in Thousands)
	September 30,	December 31,
	2010	2009
Finished products, net	$2,047	$1,247
Parts and supplies, net	6,661	856

Totals	$8,708	$2,103

Estimated product returns included in inventory at September 30, 2010 and December 31, 2009 were $336,000 and $261,000, respectively.

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	September 30,	December 31,
	2010	2009
	(restated)
Vendor advances for inventory	$316	$1,545
Prepaid royalties	831	474
Other prepaid expenses	194	390

Totals	$1,341	$2,409

NOTE 6. PRODUCT DEVELOPMENT COSTS

The Company’s capitalized product development costs for the nine months ended September 30, 2010 were as follows (amounts in thousands):

Product development costs, net - December 31, 2009	$4,399
New product development costs incurred	6,115
Amortization of product development costs	(2,731)

Product development costs, net – September 30, 2010	$7,783

Amortization of product development costs for the three months ended September 30, 2010 and September 30, 2009 was approximately $1.1 million for both periods. Amortization of product development costs for the nine months ended September 30, 2010 and September 30, 2009 was approximately $2.7 million and approximately $3.8 million, respectively.

NOTE 7. INTANGIBLE ASSETS, NET

The following table sets forth the components of the intangible assets subject to amortization:

	Estimated		(Amounts in Thousands)
	Useful	Gross	September 30, 2010		December 31, 2009
	Lives	Carrying	Accumulated	Net Book	Net Book
	(Years)	Amount	Amortization	Value	Value
Content	10	$14,965	$3,743	$11,222	$12,345
Trademarks	10	1,510	422	1,088	1,201
Customer relationships	10	2,749	767	1,982	2,187
Totals		$19,224	$4,932	$14,292	$15,733

Amortization expense related to intangible assets was $480,000 for both the three months ended September 30, 2010 and 2009, and approximately $1.4 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively.

The following table presents the amortization of intangible assets, based on the Company’s present intangible assets, as follows:

(Amounts
Year Ending December 31,	in Thousands)
Balance of 2010	$481
2011	1,922
2012	1,922
2013	1,922
2014	1,922
Thereafter	6,123
Total	$14,292

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

The amounts outstanding as of September 30, 2010 and December 31, 2009 were approximately $5.9 million and $759,000, respectively, which is included in financing arrangements in the current liability section of the condensed consolidated balance sheets. The interest rate on advances is prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4.0%. As of September 30, 2010 and December 31, 2009, the effective interest rate was 5.25% and 7.25%, respectively. The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were $315,000 and $92,000 for the three months ended September 30, 2010 and 2009, respectively, and $667,000 and $186,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Atari Agreement

As a result of a fire in October 2008 that destroyed the Company’s inventory and impacted its cash flow from operations, the Company entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari would resell the products to wholesalers and retailers that are acceptable to Atari in North America. The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until June 30, 2010 and subsequently expired on June 30, 2010. This agreement provided for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product. Atari’s fees approximate 10% of the Company’s standard selling price and they have been recorded as a reduction in revenue. During the three months ended September 30, 2009, the Company recorded approximately $2.5 million of net sales to Atari. During the nine months ended September 30, 2010 and 2009, the Company recorded approximately $10.8 million and $23.5 million, respectively, of sales, net of the fee to Atari. As of September 30, 2010 and December 31, 2009, Atari had prepaid the Company $0 and approximately $1.5 million, respectively, for goods not yet shipped which is recorded as customer advances in current liabilities. Also, as of September 30, 2010 and December 31, 2009, the receivable due from Atari was $0 and approximately $1.8 million, respectively, before allowances, for goods already shipped which are recorded in accounts receivable and due from factor in the condensed consolidated balance sheets.

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

In consideration of S2G entering into the Advance Agreement, the Company agreed to issue to S2G Inc. a warrant to purchase 12,777 shares of the Company’s common stock (or such other number of shares of common stock that on the warrant grant date (as defined below), represents 6% of the Company’s modified fully-diluted shares, computed as if all outstanding convertible stock, warrants and stock options that are, directly or indirectly, convertible into common stock at a price of $450 or less, have been so converted), upon the occurrence of an anticipated qualified financing, which means (i) the consummation of the sale of shares of common stock by the Company which results in aggregate gross proceeds to the Company of at least $4,000,000 and (ii) the conversion of the Company’s senior secured convertible notes (“Zoo Entertainment Notes”), in the aggregate original principal amount of $11,150,000, into shares of common stock. The warrant will have a term of five years and an exercise price equal to $180. The warrant was issued on August 31, 2009. The warrant was valued at $400,000 using the Black-Scholes model and this cost was amortized over 12 months through interest expense. For the three months ended September 30, 2010 and September 30, 2009, $51,000 and $33,000, respectively, of additional interest expense was recorded in the condensed consolidated statement of operations for this advance. For the nine months ended September 30, 2010 and September 30, 2009, $267,000 and $33,000, respectively, of additional interest expense was recorded in the condensed consolidated statement of operations for this advance.

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

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(Amounts in Thousands)
	September 30,	December 31,
	2010	2009
	(restated)
Obligations from the purchase of content intangible assets ($1,844 was classified as long-term until May 2010 when the obligation due May 2011 became current)	$2,144	$300

Operating expenses	844	473

Due to customers	1,797	18

Obligations arising from acquisitions ($620 was classified as long-term until July 2010 when the obligation due in July 2011 became current)	620	233

Royalties	614	430

Interest	238	58

Obligations to compensate current and former employees	-	561

Other	93	260

Totals	$6,350	$2,333

NOTE 10. INCOME TAXES

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

NOTE 11. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION ARRANGEMENTS

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

As of September 30, 2010, there were 1,039,703 warrants outstanding with terms expiring in 2012 through 2014, all of which are currently exercisable.

A summary of the status of the Company’s outstanding warrants as of September 30, 2010 and changes during the period then ended are presented below:

	September 30, 2010
	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,039,703	$6.82
Granted	—	—
Exercised	—	—
Outstanding at September 30, 2010	1,039,703	$6.82
Warrants exercisable at September 30, 2010	1,039,703	$6.82

The following table summarizes information about outstanding and exercisable warrants at September 30, 2010:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$1,704.00	2,383	2.5	$1,704.00
$1,278.00	531	2.5	1,278.00
$180.00	12,777	4.0	180.00
$6.00	6,818	2.9	6.00
$0.01	1,017,194	4.0	0.01
$0.01 to $1,704.00	1,039,703	4.1	$6.82

NOTE 12. INTEREST, NET

	(Amounts in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(restated)		(restated)
Interest arising from amortization of debt discount	$-	$180	$—	$1,870
Interest on various notes	23	190	78	533
Interest arising from amortization of Solutions 2 Go warrants	51	-	267	—
Interest on financing arrangements	568	92	1,286	186
Interest expense, net	$642	$462	$1,631	$2,589

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2010 and 2009 is as follows:

	(Amounts in Thousands) Nine Months Ended September 30,
	2010	2009
Cash paid during the period for interest	$1,183	$186
Cash paid during the period for taxes	$182	$20

Non-cash investing and financing activities:
Transfer of option liability to equity	$403	$—
Par Value of Series A Preferred Stock converted to Common Stock	$1	$—
Par Value of Series B Preferred Stock converted to Common Stock	$1	$—

Receipt of 9,274 shares for partial settlement of litigation	$—	$1,113
Notes and obligations relieved for partial settlement of litigation	$—	$3,925
Acquisition of Intangible for long-term obligation	$—	$2,600

NOTE 14. LITIGATION

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

NOTE 15. RELATED PARTY TRANSACTIONS

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

Additionally, pursuant to the Fee Letters, the Company agreed to grant under the 2007 Plan, to each of Messrs. Seremet and Rosenbaum, on such date that is the earlier of the conversion of at least 25% of all currently existing convertible debt of the Company into equity or November 8, 2009 (the earlier of such date, the “Grant Date”), an option to purchase that number of shares of the Company’s common stock equal to 6% and 3%, respectively, of the then issued and outstanding shares of common stock, based on a fully diluted current basis assuming those options and warrants that have an exercise price below $240 per share are exercised on that date but not counting the potential conversion to equity of any outstanding convertible notes that have not yet been converted and, inclusive of any options or other equity securities or securities convertible into equity securities of the Company that each may own on the Grant Date. The options were granted at an exercise price equal to the fair market value of the Company’s common stock on the Grant Date and pursuant to the Company’s standard form of nonqualified stock option agreement; provided however, that in the event the guaranty has not been released by Wells Fargo Bank as of the date of the termination of the option due to termination of service, the option termination date shall be extended until the earlier of the date of the release of the guaranty or the expiration of the ten year term of the option. In addition any options owned by Messrs. Seremet and Rosenbaum as of the Grant Date with an exercise price that is higher than the exercise price of the new options shall be cancelled as of the Grant Date. As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective Fee Letters, pursuant to which: in the case of Mr. Seremet, the Company will pay to Mr. Seremet a fee of $10,000 per month for so long as the guaranty remains in full force and effect, but only until November 20, 2010; and, in the case of Mr. Rosenbaum, the Company will pay to Mr. Rosenbaum a fee of $7,000 per month for so long as the guaranty remains in full force and effect, but only until November 20, 2010. In addition, the amended Fee Letters provide that, in consideration of each of their continued personal guarantees, the Company’s Board of Directors approved an increase in the issuance of an option to purchase restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to a 6.25% ownership interest, to each of Messrs. Seremet and Rosenbaum, respectively. On February 11, 2010, the Company issued options to purchase 337,636 shares of common stock to each of Messrs. Seremet and Rosenbaum in consideration for their continued personal guarantees. (See Note 11 for the valuation of the options and Note 16 for subsequent amendments to the Fee Letters.)

NOTE 16. SUBSEQUENT EVENTS

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

Results of Operations

For the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data) For The Three Months Ended September 30,
	2010		2009
	(restated)
Revenue	$17,253	100%	$8,583	100%
Cost of goods sold	13,579	79	6,570	77
Gross profit	3,674	21	2,013	23
Operating expenses:
General and administrative	1,052	6	1,750	20
Selling and marketing	1,307	8	548	6
Impairment of goodwill	-	-	14,704	171
Depreciation and amortization	510	3	504	6
Total operating expenses	2,869	17	17,506	204
Income (loss) from operations	805	5	(15,493)	(181)
Interest expense, net	(642)	(4)	(462)	(5)
Other income – insurance recovery	-	-	860	10
Income (loss) from operations before income tax expense	163	1	(15,095)	(176)
Income tax expense	(56)	-	-	-
Income (loss) from continuing operations	107	1	(15,095)	(176)
Loss from discontinued operations	-	-	(235)	(3)
Net income (loss)	$107	1%	$(15,330)	(179)%
Earnings (loss) per common share - basic	$0.02		$(295)
Earnings (loss) per common share - diluted	$0.01		$(295)

Net Revenues . Net revenues for the three months ended September 30, 2010 were approximately $17.3 million, an increase of 101% over the revenues for the three months ended September 30, 2009 of approximately $8.6 million. Sales in both periods consist primarily of casual game sales in North America. The breakdown of gross sales by platform is as follows:

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

Gross Profit . Gross profit for the three months ended September 30, 2010 was approximately $3.7 million, or 21% of net revenue, while the gross profit for the three months ended September 30, 2009 was approximately $2.0 million, or 23% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues, the amortization of product development costs relating to the current period’s revenues and interest charges and fees paid to our purchase order financing facility to build the inventory. The slight decrease to the gross margin in the 2010 period from the 2009 period was primarily due to the higher percentage of sales to distributors in the 2010 period; our product is typically sold to distributors at a lower price than when we sell the product direct to retailers.

General and Administrative Expenses . General and administrative expenses for the three months ended September 30, 2010 were approximately $1.1 million as compared to approximately $1.8 million for the comparable period in 2009. Non-cash stock-based compensation included in general and administrative expenses was $127,000 and $322,000 for the three months ended September 30, 2010 and September 30, 2009, respectively. The elimination of headcount in New York and relocation of all general and administrative functions to Ohio resulted in decreased payroll, consulting and related costs of approximately $500,000 from the 2009 period to the 2010 period

Selling and Marketing Expenses . Selling and marketing expenses increased from $548,000 to approximately $1.3 million for the three months ended September 30, 2010 due primarily to additional salaries and related costs for the increased headcount for the sales and marketing team in Ohio. The increase was also due to approximately $100,000 of costs incurred for the launch and continued marketing of the indiePub Games website during the third quarter of 2010.

Impairment of Goodwill. The Company incurred a triggering event as of September 30, 2009 based on the equity infusion of approximately $4.0 million for 50% ownership in our equity and the conversion of the existing convertible debt during the fourth quarter of 2009. As such, we performed an impairment analysis, resulting in the full impairment of goodwill of $14.7 million.

Depreciation and Amortization Expenses . Depreciation and amortization costs for the three months ended September 30, 2010 were $510,000 as compared to $504,000 in the comparable period in 2009. Both periods include $412,000 resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition and $69,000 and $65,000, respectively resulting from the amortization of content intangibles obtained from the New World IP license in May 2009. The balance relates to depreciation of fixed assets during the period.

Interest Expense . Interest expense for the three months ended September 30, 2010 was $642,000 as compared to $462,000 for the three months ended September 30, 2009. The 2010 period includes $23,000 of interest on the Solutions 2 Go loan and $51,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights. Interest paid by Zoo Publishing in the 2010 period for the receivable factoring facility was $253,000 and for the purchase order facility was $315,000. The 2009 period includes $180,000 of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $139,000 of interest relating to the Zoo Entertainment Notes, $51,000 of interest related to the advance from Solutions 2 Go and $92,000 for the purchase order facility. The Zoo Entertainment Notes were converted to equity in November 2009; therefore, there is no interest costs related to these notes in 2010.

Other Income – Insurance Recovery. During the 2009 period, our third party warehouse received $860,000 from their insurance company relating to losses incurred by us from a fire in October 2008. Those proceeds were applied against other amounts due to the third party warehouse in 2009.

Income Tax Expense . We recorded an income tax expense of $56,000 for the three months ended September 30, 2010 against pre-tax income of $163,000. We did not record any income tax benefit for the three months ended September 30, 2009 since we had already maximized the allowable amount of deferred taxes.

Loss from Discontinued Operations. During the three months ended September 30, 2009, we wrote-off $235,000 relating to the balance due from the sale of Zoo Digital in 2008 because it was determined to be uncollectible during this period.

Earnings (loss) Per Common Share . The basic earnings per share for the three months ended September 30, 2010 was $0.02 based on a weighted average shares outstanding for the period of approximately 5.9 million and the diluted earnings per share for the three months ended September 30, 2010 was $0.01 based on a weighted average shares outstanding for the period of approximately 7.4 million. The basic and diluted loss per common share for the three months ended September 30, 2009 was ($295), based on a weighted average shares outstanding for the period of 52,023.

For the Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data) For The Nine Months Ended September 30,
	2010		2009
	(restated)
Revenue	$43,713	100%	$30,136	100%

Cost of goods sold	34,416	79	25,701	85

Gross profit	9,297	21	4,435	15

Operating expenses:

General and administrative	3,847	9	5,010	17
Selling and marketing	3,643	8	2,073	7
Research and development	-	-	370	1
Impairment of goodwill	-	-	14,704	49
Depreciation and amortization	1,509	3	1,373	5

Total operating expenses	8,999	20	23,530	78

Income (loss) from operations	298	1	(19,095)	(63)

Interest expense, net	(1,631)	(4)	(2,589)	(9)
Gain on legal settlement			4,328	14
Other income – insurance recovery	-	-	860	3

Loss from operations before income tax expense	(1,333)	(3)	(16,496)	(55)

Income tax benefit	496	1	-	-

Loss from continuing operations	(837)	(2)	(16,496)	(55)

Loss from discontinued operations	-	-	(235)	(1)

Net loss	$(837)	(2)%	$(16,731)	(56)%

Loss per common share - basic and diluted	$(0.22)		$(294)

Net Revenues. Net revenues for the nine months ended September 30, 2010 were approximately $43.7 million, an increase of 45% over the revenues for the nine months ended September 30, 2009 of approximately $30.1 million. Sales in both periods consist primarily of casual game sales in North America.

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

Gross Profit . Gross profit for the nine months ended September 30, 2010 was approximately $9.3 million, or 21% of net revenue, while the gross profit for the nine months ended September 30, 2009 was $4.4, or 15% of net revenue. The costs included in the cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues, the amortization of product development costs relating to the current period’s revenues and interest charges and fees paid to our purchase order financing facility to build the inventory. The Atari sales agreement was in place for all sales during the entire 2009 period and Atari’s fees recorded as a reduction in revenue during the nine months ended September 30, 2009 were approximately $2.7 million. For the nine months ended September 30, 2010, Atari’s fees recorded as a reduction in revenue were approximately $1.1 million. For those sales that were not distributed through Atari, the Company pays the shipping costs. The net improvement to the gross margin in the 2010 period from the 2009 period was partially due to the reduction in the sales distributed through Atari. As part of our business plan to focus on higher margin games and more cost effective product licenses, we opted to discontinue certain lower-margin products in the 2009 period through the accelerated sale of such products at lower than normal prices. This resulted in sales at very low margins, which along with related royalty fees and amortization of product development costs resulted in a lower overall gross margin for the 2009 period.

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

Selling and Marketing Expenses . Selling and marketing expenses increased from $2.1 million for the nine months ended September 30, 2009 to $3.6 million for the nine months ended September 30, 2010 due primarily to additional salaries and related costs for the increased headcount for the sales and marketing team in Ohio, as well as increased sales commissions in the 2010 period. The increase was also due to approximately $400,000 of costs incurred for the launch and continued marketing of the indiePub Games website during 2010.

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

Depreciation and Amortization Expenses . Depreciation and amortization costs for the nine months ended September 30, 2010 were approximately $1.5 million as compared to approximately $1.4 million for the nine months ended September 30, 2009. Both periods include approximately $1.2 million resulting from the amortization of intangibles acquired from the Zoo Publishing acquisition. The 2010 period includes $207,000 resulting from the amortization of content intangibles obtained from the New World IP license in May 2009, while the 2009 period only includes $65,000 for the amortization of those content intangibles. The balance relates to depreciation of fixed assets during the period.

Interest Expense . Interest expense for the nine months ended September 30, 2010 was approximately $1.6 million as compared to approximately $2.6 million for the nine months ended September 30, 2009. The 2010 period includes $78,000 of interest on the Solutions 2 Go loan and $267,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights. Interest paid by Zoo Publishing in the 2010 period for the receivable factoring facility was $619,000 and for the purchase order facility was $667,000. The nine months ended September 30, 2009 includes approximately $1.6 million of non-cash interest expense relating to the amortization on the Zoo Entertainment Notes, $418,000 of interest relating to the Zoo Entertainment Notes and $358,000 of interest on the various promissory notes due to the sellers of Zoo Publishing of which $293,000 is non-cash interest imputed at the then market rate. The 2009 period also included $186,000 for the purchase order facility. The Zoo Entertainment Notes were converted to equity in November 2009 and the Zoo Publishing notes were cancelled in June 2009; therefore, there is no interest costs related to these notes in 2010.

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

Income Tax Expense . We recorded an income tax benefit of $496,000 for the nine months ended September 30, 2010 against a pre-tax loss of approximately $1.3 million. We did not record any income tax benefit for the nine months ended September 30, 2009 since we had already maximized the allowable amount of deferred taxes.

Loss from Discontinued Operations. During the nine months ended September 30, 2009, we wrote-off $235,000 relating to the balance due from the sale of Zoo Digital in 2008 because it was determined to be uncollectible during this period.

Loss Per Common Share . The basic and diluted loss per common share for the nine months ended September 30, 2010 was $0.22 based on a weighted average shares outstanding for the period of approximately 3.8 million. The basic and diluted loss per common share for the nine months ended September 30, 2009 was $294, based on a weighted average shares outstanding for the period of 56,878.

Liquidity and Capital Resources

We incurred a net loss of $837,000 for the nine months ended September 30, 2010 and a net loss of approximately $16.7 million for the nine months ended September 30, 2009. Our principal sources of cash during the nine months ended September 30, 2010 were proceeds from the sale of equity securities, the use of our purchase order and receivable financing arrangements, and cash generated from operations throughout the period.

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

The amount outstanding to Wells Fargo as of September 30, 2010 and December 31, 2009 was approximately $5.9 million and $759,000, respectively. The interest rate is prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4%. As of September 30, 2010 and December 31, 2009, the effective interest rate was 5.25% and 7.25%, respectively. The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statement of operations and were $667,000 and $186,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

As part of the acquisition of Zoo Publishing, Zoo Games was required to pay $1,200,000 to an employee of Zoo Publishing. Of that amount, as of September 30, 2010, Zoo Games paid $580,000 and $620,000 will be paid on July 31, 2011, (See Note 9) in cash or our common stock based on the fair market value of our common stock as of July 31, 2011, at the election of Zoo Games.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

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