Form 10-Q
period 2011-03-31
Zoo Entertainment, Inc
filed 2011-05-16
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________
Commission file number 001-34796

ZOO ENTERTAINMENT, INC.
(Exact name of Registrant as Specified in Its Charter)
Delaware (State or other jurisdiction of incorporation or organization )	71-1033391 (I.R.S. Employer Identification No.)
3805 Edwards Road, Suite 400 Cincinnati, OH (Address of Principal Executive Offices)	45209 (Zip Code)
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

Large Accelerated filer☐ Non-accelerated filer☐ (do not check if a smaller reporting company)	Accelerated filer☐ Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No  ☒

As of May 11, 2011, there were 6,814,556 shares of the Registrant’s common stock, par value $0.001 per share, issued and 6,801,553 shares outstanding.

ZOO ENTERTAINMENT, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	MARCH 31,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$441	$379
Accounts receivable and due from factor, net of allowances of $1,995 and $8,131 at March 31, 2011 and December 31, 2010, respectively	2,169	13,736
Inventory, net	7,229	7,368
Prepaid expenses and other current assets	609	820
Product development costs, net	5,125	5,319
Deferred tax assets	220	153
Total current assets	15,793	27,775

Fixed assets, net	243	264
Intangible assets, net	3,481	3,900
Other non-current assets	9	9
Total assets	$19,526	$31,948

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,180	$4,806
Financing arrangements	1,615	9,606
Accrued expenses and other current liabilities	8,075	7,457
Notes payable, current portion	160	160
Total current liabilities	15,030	22,029

Notes payable, non-current portion	30	60
Deferred tax liabilities	220	153
Total liabilities	15,280	22,242

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.001 par value, 3,500,000,000 shares authorized:
6,243,699 shares issued and 6,230,696 shares outstanding at March 31, 2011 and December 31, 2010	6	6
Additional paid-in capital	73,442	73,336
Accumulated deficit	(64,733)	(59,167)
Treasury stock, at cost, 13,003 shares at March 31, 2011 and December 31, 2010	(4,469)	(4,469)
Total stockholders’ equity	4,246	9,706

Total liabilities and stockholders' equity	$19,526	$31,948

See accompanying notes to condensed consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Revenue	$3,781	$16,662

Cost of goods sold	4,691	12,930
Gross (loss) profit	(910)	3,732

Operating expenses:

General and administrative	2,199	1,605
Selling and marketing	1,045	1,116
Research and development	461	–
Depreciation and amortization	453	504

Total operating expenses	4,158	3,225

(Loss) income from operations	(5,068)	507

Interest expense, net	(498)	(477)

(Loss) income before income taxes	(5,566)	30

Income tax expense	–	(9)

Net (loss) income	$(5,566)	$21

(Loss) income per common share – basic and diluted:

Net (loss) income per common share - basic	$(0.92)	$0.02

Net (loss) income per common share - diluted	$(0.92)	$0.01

Weighted average common shares outstanding – basic	6,067,488	1,098,947

Weighted average common shares outstanding – diluted	6,067,488	2,873,225

See accompanying notes to condensed consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2011	2010

Operating activities:

Net (loss) income	$(5,566)	$21

Adjustments to reconcile net (loss) income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	453	504
Deferred income taxes	–	(288)
Stock-based compensation	106	246
Other changes in assets and liabilities:
Accounts receivable and due from factor, net	11,567	(756)
Inventory, net	139	(1,181)
Product development costs, net	194	(1,113)
Prepaid expenses and other current assets	211	1,087
Accounts payable	374	60
Accrued expenses and other liabilities	588	(1,687)
Net cash provided by (used in) operating activities	8,066	(3,107)

Investing activities:

Purchase of fixed assets	(13)	(79)
Net cash used in investing activities	(13)	(79)

Financing activities:

Net (repayments) borrowings in connection with financing facilities	(7,991)	1,360
Net cash (used in) provided by financing activities	(7,991)	1,360

Net increase (decrease) in cash	62	(1,826)

Cash at beginning of period	379	2,664

Cash at end of period	$441	$838

Supplemental schedule of non-cash investing and financing activities:
Transfer of option liability to equity	$–	$403

Supplemental data:
Cash paid for interest	$721	$326
Cash paid for income taxes	$8	$38

See accompanying notes to condensed consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(In thousands)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Shares	Cost	Total
Balance at December 31, 2010	6,244	$6	$73,336	$(59,167)	13	$(4,469)	$9,706
Stock-based compensation	–	–	106	–	–	–	106
Net loss	–	–	–	(5,566)	–	–	(5,566)
Balance at March 31, 2011	6,244	$6	$73,442	$(64,733)	13	$(4,469)	$4,246

See accompanying notes to condensed consolidated financial statements.

Zoo Entertainment, Inc. And Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF ORGANIZATION

Zoo Entertainment, Inc. (“Zoo” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc. On December 20, 2007, the Company reincorporated in Delaware and increased its authorized capital stock from 75,000,000 shares to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. The Company had been inactive until July 7, 2008 when the Company entered into an Agreement and Plan of Merger, as subsequently amended on September 12, 2008, with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Zoo Games, Inc., a Delaware corporation (“Zoo Games”) (formerly known as Green Screen Interactive Software, Inc.) and a stockholder representative, pursuant to which Merger Sub merged with and into Zoo Games, with Zoo Games surviving the merger and becoming a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the outstanding shares of common stock of Zoo Games were exchanged for shares of common stock of the Company. On December 3, 2008, Driftwood Ventures, Inc. changed its name to Zoo Entertainment, Inc. In August 2009, the Company increased its authorized shares of common stock to 250,000,000, par value $0.001 per share. On November 20, 2009, as a result of the Company consummating an approximately $4.2 million equity raise, the Company issued Series A Convertible Preferred Stock (“Series A Preferred Stock”) and warrants. Concurrently, as a result of the aforementioned preferred equity raise, the Company’s note holders converted approximately $11.8 million of existing debt and related accrued interest into Series B Convertible Preferred Stock (“Series B Preferred Stock”). On December 16, 2009, as a result of the Company consummating an additional preferred equity raise of $776,000, the Company issued to investors Series A Preferred Stock. On March 10, 2010, the Company increased its authorized shares of common stock to 3,500,000,000. As a result, all of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock converted into shares of common stock of the Company on March 10, 2010.

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

On March 9, 2011, the Company incorporated  indiePub, Inc. in the State of Delaware as a wholly-owned subsidiary of Zoo Publishing, Inc.

The Company currently operates in one segment in the United States and focuses on developing, publishing and distributing interactive entertainment software under the Zoo brand in both North American and international markets.

Unless the context otherwise indicates, the use of the terms “we,” “our” or “us” refer to the Company and its operating subsidiaries, Zoo Games, Zoo Publishing, and indiePub, Inc.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $64.7 million as of March 31, 2011. Although the Company generated positive cash flows from operating activities of approximately $8.1 million for the three months ended March 31, 2011, for the year ended December 31, 2010, the Company generated negative cash flows from operating activities of approximately $16.2 million, and for the year ended December 31, 2009, the Company generated negative cash flows from operating activities of approximately $5.5 million. As of March 31, 2011 and December 31, 2010, the Company’s working capital was approximately $763,000 and $5.7 million, respectively. Given the Company’s history of generating negative cash flows from operating activities, there is no assurance that it will be able to generate positive cash flows from operations. Due to the Company’s history of losses and negative cash flows from operating activities, the Company is unable to predict whether it will have sufficient cash from operations to meet its financial obligations for the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on, among other factors, the following significant short-term actions: (i) its ability to generate cash flow from operations sufficient to maintain its daily business activities; (ii) its ability to reduce expenses and overhead and (iii) its ability to renegotiate certain obligations. Management’s active efforts in this regard include negotiations with certain vendors to satisfy cash obligations with non-cash assets or equity, reductions of headcount and overhead obligations, and the development of strategies to convert other non-cash assets into cash. There can be no assurance that all or any of these actions will meet with success.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s management discussion and analysis contained elsewhere herein and the consolidated financial statements for the year ended December 31, 2010 filed on April 15, 2011. The Company’s results for the three months ended March 31, 2011 might not be indicative of the results for the full year or any future period.

The condensed consolidated financial statements of the Company include the accounts of Zoo Games, Inc. and its wholly-owned subsidiaries, Zoo Publishing, Inc. (and its wholly-owned subsidiary, indiePub, Inc.) and Zoo Entertainment Europe Ltd. All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates affecting the condensed consolidated financial statements that are particularly significant include the recoverability of product development costs, adequacy of allowances for returns, price concessions and doubtful accounts, lives and realization of intangibles, valuation of equity instruments and the valuation of inventories. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

Concentration of Credit Risk

The Company maintains cash balances at what it believes are several high quality financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed Federal Deposit Insurance Corporation insurable amounts.

If the financial condition and operations of the Company’s customers deteriorate, its risk of collection could increase substantially. A majority of the Company’s trade receivables are derived from sales to major retailers and distributors. The Company’s five largest ultimate customers accounted for approximately 71% (of which the following customers constituted balances greater than 10%:  customer A-24%, customer B-14%, customer C-14% and customer D-13%) and 87% (of which the following customers constituted balances greater than 10%: customer A-35%, customer B-24% and customer C-10%) of net revenue for the three months ended March 31, 2011 and 2010, respectively. These five largest customers accounted for 57% of the Company’s gross accounts receivable and due from factor as of March 31, 2011. The Company believes that the receivable balances from its customers do not represent a significant credit risk based on past collection experience. During the three months ended March 31, 2011 and 2010, the Company sold approximately $9.7 million and $4.2 million, respectively, of receivables to its factor with recourse. The factored receivables were approximately $2.9 million and $11.3 million of the Company’s gross accounts receivable and due from factor as of March 31, 2011 and December 31, 2010, respectively. The Company regularly reviews its outstanding receivables for potential bad debts and has had no history of significant write-offs due to bad debts.

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

At each balance sheet date, or earlier if an indicator of impairment exists, the Company evaluates the recoverability of capitalized prepaid product development costs, development payments and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis, and charge any amounts that are deemed unrecoverable to cost of goods sold if the product has already been released. If the product development process is discontinued prior to completion, any prepaid unrecoverable amounts are charged to research and development expense. During the three months ended March 31, 2011 and 2010, the Company wrote off approximately $461,000 and $0, respectively, of expense relating to costs incurred for the development of games that were abandoned during those periods. The Company uses various measures to estimate future revenues for its product titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

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

Certain licensing fees are capitalized on the condensed consolidated balance sheet in prepaid expenses and are amortized as royalties in cost of goods sold, on a title-by-title basis, at a ratio of current period revenues to the total revenues expected to be recorded over the remaining life of the title. Similar to product development costs, the Company reviews its sales projections quarterly to determine the likely recoverability of its capitalized licenses as well as any unpaid minimum obligations. When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include:  historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

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

Intangible Assets

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

Impairment of Long-Lived Assets, Including Definite Life Intangible Assets

The Company reviews all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including assets to be disposed of by sale, whether previously held and used or newly acquired. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows at the Company’s incremental borrowing rate or fair value, if available. As of December 31, 2010, the Company determined that certain intangible assets were impaired and recorded a charge of $9.9 million.

Revenue Recognition

The Company earns its revenue from the sale of interactive software titles developed by and/or licensed from third party developers. The Company recognizes such revenue upon the transfer of title and risk of loss to its customers. Accordingly, the Company recognizes revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable, (4) collection of the customer receivable is deemed probable, and (5) the Company does  not have any continuing obligations. The Company’s payment arrangements with customers typically provide net 30 and 60-day terms. Advances received from customers are reported on the condensed consolidated balance sheets as accrued expenses and other current liabilities until the Company meets its performance obligations, at which point it recognizes the revenue.

Revenue is presented net of estimated reserves for returns, price concessions and other items. In circumstances when the Company does not have a reliable basis to estimate returns and price concessions or is unable to determine that collection of a receivable is deemed probable, the Company defers the revenue until such time as it can reliably estimate any related returns and allowances and determine that collection of the receivable is deemed probable.

Allowances for Returns, Price Concessions and Other Items

The Company may accept returns and grant price concessions in connection with its publishing arrangements. Following reductions in the price of the Company’s products, price concessions may be granted that permit customers to take credits for unsold merchandise against amounts they owe the Company. The Company’s customers must satisfy certain conditions to allow them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels. The Company also offers certain customers quarterly and/or annual rebates based upon achievement of certain pre-established sales levels of its products to such customers. The Company accounts for such volume rebates in the period in which they are earned by the customer.

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

The Company’s two largest vendors comprised approximately 41% and 31% of all purchases of inventory in the first three months of 2011. For the first three months of 2010, the Company’s two largest vendors for that period comprised approximately 73% and 3% of all purchases of inventory.

Equity-Based Compensation

The Company issued restricted common stock and options to purchase shares of common stock of the Company to certain members of management, employees and directors during the three months ended March 31, 2011 and 2010. Stock option grants vest over periods ranging from immediately to four years and expire within ten years of issuance. Stock options that vest in accordance with service conditions amortize over the applicable vesting period using the straight-line method.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of the Company’s stock price and estimated exercise behavior. The Company used the current market price to determine the fair value of the stock price for the March 8, 2011 grant, and used the price of the Company’s equity raise in the fourth quarter of 2009 to determine the fair value of the stock price for the grant made on February 11, 2010. The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.22%	3.00%
Expected stock price volatility	60.0%	60.0%
Expected term until exercise (years)	5	5
Expected dividend yield	None	None

For the three months ended March 31, 2011 and 2010, the Company estimated the implied volatility for publicly traded options on its common shares as the expected volatility assumption required in the Black-Scholes option-pricing model. The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

The fair value of the restricted common stock grants in February 2010 was determined based on the price of the Company’s equity raise in the fourth quarter of 2009 and, where appropriate, a marketability discount.

(Loss) Income Per Share

Basic (loss) income per share (“EPS”) is computed by dividing the net (loss) income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. A 2010 restricted stock grant, of which 132,930 and 199,395 shares were unvested as of March 31, 2011 and March 31, 2010, respectively, was excluded from the basic EPS calculation. Diluted EPS is computed by dividing the net (loss) income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The Company incurred a loss for the three-month period ended March  31, 2011, therefore the dilutive net loss per share is the same as the basic net loss per share. For the three-month period ended March 31, 2010, 2,914 outstanding warrants and 4,321 outstanding stock options were excluded from the calculation of diluted net earnings per share, as their exercise price exceeded the average stock price for the period.

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

In accordance with FASB Accounting Standards Codification Topic 740, the Company adopted the standard that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. As a result of the implementation, the Company did not recognize any change in its tax liability. As of March 31, 2011, the Company believes it does not have any material unrecognized tax liabilities from tax positions taken during the current or any prior period. In addition, as of March 31, 2011, tax years 2007 through 2010 remain within the statute of limitations and are subject to examination by tax jurisdictions. The Company’s policy is to recognize any interest and penalties accrued on unrecognized tax benefits as part of income tax expense.

Fair Value Measurement

In accordance with FASB Topic 820 (“Topic 820”), “Fair Value Measurements and Disclosures,” fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

As of March 31, 2011 and December 31, 2010, the carrying value of cash, accounts receivable and due from factor, inventory, prepaid expenses, accounts payable, accrued expenses, due to factor, and advances from customers were reasonable estimates of the fair values because of their short-term maturity. The carrying value of financing arrangements and notes payable are reasonable estimates of fair value because interest rates closely approximate market rates.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, amending Accounting Standards Codification 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 were effective for the Company beginning January 1, 2011, and did not have a material impact on the Company’s financial statements.

NOTE 4. INVENTORY, NET

Inventory consisted of:

	(Amounts in Thousands)
	March 31,	December 31,
	2011	2010
Finished products	$4,049	$3,166
Parts & supplies	3,180	4,202
Totals	$7,229	$7,368

Estimated product returns included in inventory at March 31, 2011 and December 31, 2010 were approximately $85,000 and $2.7 million, respectively.

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	March 31,	December 31,
	2011	2010
Vendor advances for inventory	$76	$68
Prepaid royalties	288	271
Income tax receivable	–	261
Other	245	220
Totals	$609	$820

NOTE 6. PRODUCT DEVELOPMENT COSTS, NET

The Company’s capitalized product development costs for the three months ended March 31, 2011 were as follows (amounts in thousands):

Product development costs, net - December 31, 2010	$5,319
New product development costs incurred	1,563
Amortization and write-off of product development costs	(1,757)
Product development costs, net – March 31, 2011	$5,125

Amortization of product development costs for the three months ended March 31, 2011 and 2010 was approximately $1.2 million and $1.0 million, respectively.

NOTE 7. INTANGIBLE ASSETS, NET

The following table sets forth the components of the intangible assets subject to amortization:

		(Amounts in Thousands)
			March 31, 2011		December 31, 2010
	Estimated Useful Lives (Years)	Gross Carrying Amount	Impairment and Accumulated Amortization	Net Book Value	Net Book Value
Content	2	$14,965	$13,345	$1,620	$1,850
Trademarks	5	1,510	652	858	903
Customer relationships	2	2,749	1,746	1,003	1,147
Total		$19,224	$15,743	$3,481	$3,900

Amortization expense related to intangible assets was approximately $420,000 and $480,000 for the three months ended March 31, 2011 and 2010, respectively.

The following table presents the estimated amortization of the Company’s current intangible assets for the next five years:

Year Ending December 31,	(Amounts in thousands)
Balance of 2011(nine months)	$1,260
2012	1,679
2013	181
2014	181
2015	180
Total	$3,481

NOTE 8. CREDIT AND FINANCING ARRANGEMENTS, ATARI AGREEMENT AND OTHER CUSTOMER ADVANCES

In connection with the Zoo Publishing acquisition, the Company entered into the following credit and finance arrangements:

Purchase Order Financing

Zoo Publishing utilizes purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacturing of video game products. Under the terms of the Company’s agreement (the “Assignment Agreement”), the Company assigns purchase orders received from customers to Wells Fargo, and requests that Wells Fargo purchase the required materials to fulfill such purchase orders. Wells Fargo, which may accept or decline the assignment of specific purchase orders, retains the Company to manufacture, process and ship ordered goods, and pays the Company for its services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigns the applicable purchase order to the Company. Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000. The Assignment Agreement was for an initial term of 12 months, and continues thereafter for successive 12 month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term. If the term of the Assignment Agreement is renewed for one or more 12 month terms, for each such 12 month term, the Company will pay to Wells Fargo a commitment fee, paid on the earlier of the anniversary of such renewal date or the date of termination of the Assignment Agreement. The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

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

The amounts outstanding as of March 31, 2011 and December 31, 2010 were approximately $95,000 and $1.6 million, respectively, which is included in financing arrangements in the current liability section of the condensed consolidated balance sheets. The interest rate on advances is prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4.0%. As of March 31, 2011 and 2010, the effective interest rate was 5.25% and 7.25%, respectively. The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were approximately $49,000 and $203,000 for the periods ended March 31, 2011 and March 31, 2010, respectively. See Note 14 – Related Party Transactions, regarding guaranties of outstanding balances under the purchase order financing arrangement by current and former executive officers of the Company.

Receivable Financing

Zoo Publishing uses a factor to approve credit and to collect the proceeds from a portion of its sales. In August 2008, Zoo Publishing entered into a factoring and security agreement with Working Capital Solutions, Inc. (“WCS”), which utilizes existing accounts receivable in order to provide working capital to fund all aspects of the Company’s continuing business operations. The Company entered into a new factoring and security agreement with WCS on September 29, 2009 (the “Factoring Agreement”). Under the terms of the Factoring Agreement, the Company sells its receivables to WCS, with recourse. WCS, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by WCS, WCS provides funding subject to the terms and conditions of the Factoring Agreement. The amount remitted to the Company by WCS equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less a reserve percentage (currently 30%) which is deposited into a reserve account established pursuant to the Factoring Agreement, less allowances and fees. In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, WCS can require the receivable to be repurchased by the Company in accordance with the Factoring Agreement. The amounts to be paid by the Company to WCS for any accepted receivable include a factoring fee for each ten (10) day period the account is open. Since WCS acquires the receivables with recourse, the Company records the gross receivables including amounts due from its customers to WCS and it records a liability to WCS for funds advanced to the Company from WCS. During the three months ended March 31, 2011 and 2010, the Company sold approximately $9.7 million and $4.2 million, respectively, of receivables to WCS with recourse. At March 31, 2011 and December 31, 2010, accounts receivable and due from WCS included approximately $2.9 million and approximately $11.3 million, respectively, of amounts due from the Company’s customers to WCS. WCS had an advance outstanding to the Company of approximately $1.5 million and $8.0 million as of March 31, 2011 and December 31, 2010, respectively, which is included in financing arrangements in the current liability section of the respective condensed consolidated balance sheets. The interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were approximately $449,000 and $123,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

On April 1, 2010, Zoo Publishing, Zoo Games and the Company entered into a First Amendment to Factoring and Security Agreement (the “WCS Amendment”) with WCS which amended the Factoring Agreement to, among other things increase the maximum amount of funds available pursuant to the facility to $5,250,000. On October 1, 2010 Zoo Publishing, Zoo Games and the Company entered into a Second Amendment to Factoring and Security Agreement with WCS (the “WCS Second Amendment”) which further amended the Factoring Agreement to, among other things increase the maximum amount of funds available pursuant to the facility to $8,000,000. On November 30, 2010, Zoo Publishing, Zoo Games and the Company entered into a Third Amendment to Factoring and Security Agreement with WCS (the “WCS Third Agreement”) which further amended the Factoring Agreement to, among other things: (i) increase the reserve percentage from 25% to 30%; and (ii) reduce the factoring fee percentage for each ten (10) day period from 0.60% to 0.56%.

In connection with the Factoring Agreement and related amendments, Mark Seremet, President, Chief Executive Officer and a director of the Company and Zoo Games, and David Rosenbaum, the former President of  Zoo Publishing, entered into Guaranties with WCS, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Factoring Agreement. (See Note 14 - Related Party Transactions, for further information on such Guaranties.)

Atari Agreement

As a result of a fire in October 2008 that destroyed the Company’s inventory and impacted its cash flow from operations, the Company entered into an agreement with Atari, Inc. (“Atari”). This agreement became effective on October 24, 2008 and provided for Zoo Publishing to sell its products to Atari without recourse and Atari would resell the products to wholesalers and retailers that were acceptable to Atari in North America. The agreement initially expired on March 31, 2009, but was amended to extend the term for certain customers until June 30, 2010 and subsequently expired on June 30, 2010. This agreement provided for Atari to prepay to the Company for the cost of goods and pay the balance due within 15 days of shipping the product. Atari’s fees approximated 10% of the Company’s standard selling price and were recorded as a reduction in revenue. During the three months ended March 31, 2011 and 2010, the Company recorded approximately $0 and $8.3 million, respectively, of sales, net of the fee to Atari under this agreement. Atari took a reserve from the initial payment for potential customer sales allowances, returns and price protection that was analyzed and reviewed within a sixty day period to be liquidated no later than July 31, 2010. In addition, Atari was granted exclusive distribution rights for two of our products during 2009 and 2010. As of March 31, 2011 and December 31, 2010, the Company owed Atari approximately $1.7 million for cash received from customers that was owed to Atari. This amount is included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheet.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(Amounts in Thousands)
	March 31,	December 31,
	2011	2010
Obligations from content intangible assets fully impaired as of December 31, 2010	$2,069	$2,069
Operating expenses	1,863	1,276
Due to customers, including Atari	1,912	1,699
Obligations arising from acquisitions (see Note 15)	620	620
Royalties	1,551	1,523
Interest	60	270
Totals	$8,075	$7,457

NOTE 10. INCOME TAXES

The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. For the three months ended March 31, 2011, a federal income tax benefit recorded at a 34% rate against the Company’s loss for the period was offset fully by an increase in the Company’s valuation allowance against its deferred tax assets. Realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income, the timing and amounts of which, if any, are uncertain. Based on the Company’s history of operating losses and the uncertainty surrounding the Company’s ability to generate future income, the Company was unable to conclude that it is more likely than not that the deferred tax assets will be realized. Accordingly, the Company has recorded a valuation allowance against substantially all of its deferred tax assets at March 31, 2011 and December 31, 2010.

The Company paid approximately $8,000 and $38,000 to various state jurisdictions for income taxes during the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the Company had approximately $1.2 million of available capital loss carryforwards which expire in 2013. If the Company is able to utilize the carryforwards in the future, the tax benefit of the carryforwards will be applied to reduce future capital gains of the Company.

As of March 31, 2011, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $9.8 million. This amount includes approximately $1.6 million of acquired NOLs which cannot be immediately utilized as a result of statutory limitations. As a result of such statutory limitations, the Company will only be able to utilize approximately $160,000 of NOL and capital loss carryforwards per year. The federal NOL carryforwards will begin to expire in 2028. The Company has state NOL carryforwards of approximately $15.8 million which will be available to offset taxable state income during the carryforward period. The state NOL carryforwards will also begin to expire in 2028.

NOTE 11. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION ARRANGEMENTS

The Company has authorized 3,500,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001 as of March 31, 2011. All references to common stock reflect the one-for-600 reverse stock split of the Company’s common stock, par value $.001 per share, that became effective May 10, 2010, and all historical information has been restated to reflect the reverse stock split.

Common Stock

As of March 31, 2011, there were 6,243,699 shares of common stock issued and 6,230,696 shares of common stock outstanding.

On July 12, 2010, the Company completed the sale of 1,600,000 shares of the Company’s common stock in a public offering at a price of $6.00 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of approximately $2.0 million, was approximately $7.6 million.

On February 11, 2010, the Board of Directors approved the issuance of 281,104 shares of restricted common stock to various members of the Board of Directors. The fair value of the restricted common stock grants was determined to be $397,000, based on the price of the Company’s equity raise in the fourth quarter of 2009 and a marketability discount. The Company expensed approximately $25,000 and $111,000 during the three-month periods ending March 31, 2011 and 2010, respectively. The remaining balance as of March 31, 2011 of approximately $187,000 will be expensed throughout the remaining vesting period of the restricted common stock grants until February 2013.

The following table summarizes the activity of non-vested restricted stock:

Non-vested shares at December 31, 2010	199,395
Shares granted	–
Shares vested	(66,465)
Non-vested shares at March 31, 2011	132,930

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

Preferred Stock

As of March 31, 2011 and December 31, 2010, there were no shares of Series A Preferred Stock or Series B Preferred Stock issued or outstanding.

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

As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guaranties, the Company’s Board of Directors approved the issuance of an option to purchase restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum. Subject to the effectiveness of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock and the one-for-600 reverse stock split, on February 11, 2010, the Company issued 337,636 options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees. The Company performed a Black-Scholes valuation on the options and determined that the value of the arrangements on February 11, 2010 was $542,000. Of the $542,000, $403,000 was included as stock-based compensation expense in 2009 based on the value ascribed for the period from November 20, 2009 to December 31, 2009, and was included in accrued expenses in the December 31, 2009 consolidated balance sheet. The stock-based compensation expense recorded for the three months ended March 31, 2011 and 2010 was approximately $9,500 and $28,000, respectively. The remaining $6,300 of compensation expense related to the options as of March 31, 2011, will be expensed throughout the remaining vesting period of the options until May 2011.

On February 11, 2010, the Company granted options to purchase 585,645 shares of common stock to various employees, directors and consultants, outside of the 2007 Plan, at an exercise price of $2.46 per share. These shares were issued outside of the 2007 Plan, as there were insufficient shares in the 2007 Plan at the date of grant to allow such issuance.

On March 8, 2011, the Company granted options to purchase 42,138 shares of common stock to a newly-appointed director at an exercise price of $3.86 per share, pursuant to the 2007 Plan.

A summary of the status of the Company’s outstanding stock options as of March 31, 2011 and changes during the period is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,300,838	$4.54
Granted	42,138	3.86
Forfeited and expired	–	–
Outstanding at March 31, 2011	1,342,976	$4.52
Options exercisable at March 31, 2011	831,488	$5.41

The fair value of options granted during the first quarter of 2011 was approximately $84,000.

The following table summarizes information about outstanding stock options at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1,548.00	273	7.5	$1,548.00	273	$1,548.00
$1,350.00	235	7.5	$1,350.00	157	$1,350.00
$912.00	2,438	7.5	$912.00	2,438	$912.00
$180.00	1,250	7.8	$180.00	833	$180.00
$5.50	60,000	9.4	$5.50	4,000	$5.50
$3.86	42,138	9.9	$3.86	–	$3.86
$2.46	561,370	8.9	$2.46	243,053	$2.46
$1.50	675,272	8.9	$1.50	580,734	$1.50
$1.50 to $1,548.00	1,342,976	8.9	$4.52	831,488	$5.41

The following table summarizes the activity of non-vested outstanding stock options:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Non-vested shares at December 31, 2010	612,590	$3.02	9.2
Options granted	42,138	$3.86	9.9
Options vested	(143,240)	$3.06	8.9
Options forfeited or expired	–	$–	–
Non-vested shares at March 31, 2011	511,488	$3.08	9.0

As of March 31, 2011, there was approximately $387,000 of unrecognized compensation costs related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.4 years.

At March 31, 2011, there were 1,100,449 shares available for issuance under the 2007 Plan.

The intrinsic value of options outstanding at March 31, 2011 was approximately $2.6 million.

Warrants

As of March 31, 2011, there were 1,039,703 warrants outstanding with terms expiring in 2012 through 2014, all of which are currently exercisable.

A summary of the status of the Company’s outstanding warrants as of March 31, 2011 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,039,703	$6.82
Granted	–	–
Exercised	–	–
Outstanding at March 31, 2011	1,039,703	$6.82
Warrants exercisable at March 31, 2011	1,039,703	$6.82

The following table summarizes information about outstanding warrants at March 31, 2011:

	Warrants Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$1,704.00	2,383	2.3	$1,704.00
$1,278.00	531	2.3	$1,278.00
$180.00	12,777	3.4	$180.00
$6.00	6,818	2.3	$6.00
$0.01	1,017,194	3.7	$0.01
$0.01 to $1,704.00	1,039,703	3.7	$6.82

NOTE 12. INTEREST EXPENSE

	(Amounts in Thousands)
	Three Months Ended March 31,
	2011	2010
Interest on various notes	$–	$30
Interest arising from amortization of warrants	–	121
Interest on financing arrangements	498	326
Interest expense	$498	$477

NOTE 13. LITIGATION

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, on or around March 2, 2011, Atari, Inc. (“Atari”) commenced an action in the United States District Court for the Southern District of New York against the Company alleging that the Company had breached a sales agreement, dated October 24, 2008, as amended, and a sales agreement entered into on or about June 15, 2010, to sell finished, packaged video games to Atari for its resale to wholesalers and retailers in the U.S., Mexico and Canada. On May 6, 2011, the Company entered into a Settlement Agreement with Atari whereby, in exchange for dismissing the complaint with prejudice if the terms of the Settlement Agreement are followed, the Company agreed to transfer to Atari full ownership of, and rights to sell and convey good title to certain units of video games listed therein. As of March 31, 2011, the Company had recorded all amounts related to this obligation in its financial statements (see Note 8).

From time to time, the Company is also involved in various legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, the Company believes that these legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

NOTE 14. RELATED PARTY TRANSACTIONS

On April 6, 2009, the Company entered into an amended and restated purchase order financing arrangement with Wells Fargo. In connection with the amended agreement, Mark Seremet, President and Chief Executive Officer of Zoo Games and a director of Zoo Entertainment, and David Rosenbaum, the former President of Zoo Publishing, entered into a Guaranty with Wells Fargo, pursuant to which Messrs. Seremet and Rosenbaum agreed to guarantee the full and prompt payment and performance of the obligations under the Assignment Agreement and the Security Agreement. On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum (the “Fee Letters”), pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into the guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the guaranty and Loan remain in full force and effect. If the guaranty is not released by the end of the month following termination of employment of either Messrs. Seremet or Rosenbaum, the monthly fee shall be doubled for each month thereafter until the guaranty is removed.

On October 1, 2010, the Company entered into an Amended and Restated Letter Agreement with each of Mark Seremet and David Rosenbaum, which among other things, the Company agreed to compensate each of Messrs. Seremet and Rosenbaum in consideration for each of their guarantees of the increased indebtedness incurred by the Company under the WCS Second Amendment, for so long as such guarantees and loan remain in full force and effect, an additional $25,000 on each of October 1, 2010, January 1, 2011, April 1, 2011 and July 1, 2011.

On May 16, 2011, the Company entered into the Amendment. Pursuant to the Amendment, the Company agreed to continue to pay Mr. Rosenbaum a monthly fee of $7,000 for so long as the Loan and guaranty from Wells Fargo continue to remain in full force and effect. In addition, the Company agreed to pay Mr. Rosenbaum $25,000 on each of May 31, 2011 and July 1, 2011 for so long as such guaranties and the Loan remain in full force and effect. The Company acknowledged that it would make a determination on or before August 31, 2011 whether it will continue to pay Mr. Rosenbaum such amount.

As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guaranties, the Company’s Board of Directors approved the issuance of an option to purchase restricted stock or other incentives intended to comply with Section 409A of the Internal Revenue Code, equal to a 6.25% ownership interest, to each of Mr. Seremet and Mr. Rosenbaum. Subject to the effectiveness of an amendment to the Company’s Certificate of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock and the one-for-600 reverse stock split, on February 11, 2010, the Company issued 337,636 options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees. The Company performed a Black-Scholes valuation on the options and determined that the value of the arrangements on February 11, 2010 was $542,000. Of the $542,000, $403,000 was included as stock-based compensation expense in 2009 based on the value ascribed for the period from November 20, 2009 to December 31, 2009, and was included in accrued expenses in the December 31, 2009 consolidated balance sheet. The stock-based compensation expense recorded for the three months ended March 31, 2011 and 2010 was approximately $9,500 and $28,000, respectively. The remaining $6,300 of compensation expense related to the options as of March 31, 2011, will be expensed throughout the remaining vesting period of the options until May 2011.

NOTE 15.              SUBSEQUENT EVENT

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2011, effective April 29, 2011, David Rosenbaum, former President of Zoo Publishing is no longer with the Company. In connection therewith, on May 16, 2011, the Company and Mr. Rosenbaum entered into a Separation Agreement and General Release (the “Release”), effective as of the eighth day following Mr. Rosenbaum’s execution without revocation of the Release. Pursuant to the Release, Mr. Rosenbaum’s option to purchase 337,636 shares of the Company’s common stock (the “Option”) will accelerate, vest fully and become exercisable as of April 29, 2011. The term of the Option was extended through April 30, 2018. The change in vesting provisions constituted a modification of a stock option award. Accordingly, the Company will revalue the option award and record any necessary additional expense from such modification during the second quarter of 2011. The Company has an outstanding obligation to Mr. Rosenbaum for $620,000 (see Note 9).  Such amount will be satisfied in the following manner. The Company and Mr. Rosenbaum agreed that the Company would pay Mr. Rosenbaum $270,000 in twenty-seven equal monthly installments with the first such installment payable on July 31, 2011, and on October 31, 2013, the Company will pay the remaining $350,000 either in a lump sum amount in cash or in shares having an aggregate fair market value of $350,000 in full payment of obligations owed to Mr. Rosenbaum by the Company pursuant to that certain Separation and Release Agreement, dated July 31, 2007, by and among the Company, Zoo Publishing and Mr. Rosenbaum. The Company and Mr. Rosenbaum each agreed to release each other of any continuing charges, complaints, damages or remedies between the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included in this report. In this discussion, the words “Company”, “we”, “our” and “us” refer to the Company and its operating subsidiaries, Zoo Games, Zoo Publishing, and indiePub, Inc. This discussion contains certain forward-looking statements that involve substantial risks, assumptions and uncertainties. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “could” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and elsewhere herein. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

On March 9, 2011, we incorporated our wholly-owned subsidiary, indiePub, Inc. in the State of Delaware. IndiePub fosters the independent gaming community by playing host to independent game developers and players and providing developers with the resources they need to collaborate, publish and create great games. We operate indiePub (www.indiepub.com), an innovative content creation site that is designed to capitalize on opportunities in the emerging and high-growth digital entertainment space by serving as a source for content for future development and eventual publication.

Our current overall business strategy has shifted with the changes we are seeing within the industry. We are gradually phasing out our retail business of family-oriented, often-branded, console titles, and shifting our focus to digital downloadable content on platforms such as XBLA and PSN, as well as mobile gaming. Our digital business focuses on bringing fresh, innovative content to digital distribution channels, as well as mobile devices. Sourcing content from indiePub is one way in which we acquire new intellectual property for development and publication for digital distribution.

Historically, some of our titles have been based on licenses of well-known properties such as Jeep, Hello Kitty, Bigfoot, Shawn Johnson, and Remington, and in other cases, based on our original intellectual property. Our games span a diverse range of categories, including sports, family, racing, game-show, strategy and action-adventure, among others. In addition, we have developed video game titles that were bundled with unique accessories such as fishing rods, bows, steering wheels and guns, which helped to differentiate our products and provide additional value to the consumer. Our focus was on high-quality products with great value while simultaneously putting downward pressure on our development expenditures and time to market.

Zoo Entertainment; Merger with Zoo Games

Zoo Entertainment, Inc. was originally incorporated in the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc. On December 20, 2007, through a merger, the Company reincorporated in the State of Delaware as a public shell company with no operations.

On July 7, 2008, we entered into an Agreement and Plan of Merger, as subsequently amended on September 12, 2008 (the “Merger Agreement”) with DFTW Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Zoo Games and a stockholder representative, pursuant to which Merger Sub would merge with and into Zoo Games, with Zoo Games as the surviving corporation (the “Merger”). In connection with the Merger, all of the outstanding shares of common stock of Zoo Games were exchanged for common stock of the Company.

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

Results of Operations

For the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data) For the Three Months Ended March 31,
	2011		2010

Revenue	$3,781	100%	$16,662	100%
Cost of goods sold	4,691	124	12,930	78
Gross (loss) profit	(910)	(24)	3,732	22
Operating expenses:
General and administrative	2,199	58	1,605	10
Selling and marketing	1,045	28	1,116	6
Research and development	461	12	–	–
Depreciation and amortization	453	12	504	3
Total operating expenses	4,158	110	3,225	19
(Loss) income from operations	(5,068)	(134)	507	3
Interest expense, net	(498)	(13)	(477)	(3)
(Loss) income from operations before income taxes	(5,566)	(147)	30	0
Income tax expense	–	–	(9)	(0)
Net (loss) income	$(5,566)	(147)%	$21	0%
(Loss) income per common share - basic	$(0.92)		$0.02
(Loss) income per common share - diluted	$(0.92)		$0.01

Net Revenues. Net revenues for the three months ended March 31, 2011 were approximately $3.8 million, a decrease of 77% from the revenues for the three months ended March 31, 2010 of approximately $16.7 million. Sales in both periods consist primarily of casual game sales in North America. The breakdown of gross sales by platform is as follows:

	Three Months Ended March 31,
	2011	2010
Nintendo Wii	65%	68%
Nintendo DS	11%	32%
SONY PS3	12%	0%
Microsoft Xbox 360	12%	0%

Sales of all software for Nintendo Wii and DS products decreased approximately17% from the first quarter of 2010 to 2011, according to The NPD Group, an independent global provider of consumer and retail market research information. Our two largest distributors during the 2010 year, who combined represented 43% of our sales for the first quarter of 2010, did not purchase any product in the three months ended March 31, 2011. The biggest sellers during the 2011 period were (i) Minute to Win It for the Nintendo Wii platform, (ii) Mayhem 3D for the SONY PS3 platform, and (iii) Mayhem 3D for the Microsoft Xbox 360 platform. The various Wii games bundled with our gun blaster, bow, rod and wheel peripherals accounted for approximately 34% of our revenue during the 2011 period and approximately 21% during the comparable 2010 period. The biggest sellers during the 2010 period were (i) Deal or No Deal on the Nintendo Wii platform, (ii) Deer Drive bundled with our gun blaster for the Nintendo Wii platform, and (iii) Dream Chronicles on the Nintendo DS platform. The 2011 period consisted of approximately 277,000 units sold in North America at an average gross price of $18.07, while the 2010 period consisted of approximately 1.53 million units sold in North America at an average gross price of $11.22. The average price increase resulted primarily from the sale of approximately 20,000 PS3 and 20,000 Xbox Mayhem 3D at a gross price of approximately $30.00 per unit in the 2011 period. Sales allowances provided to customers for returns, markdowns, price protection and other deductions were 25% of gross sales for the three months ended March 31, 2011, as compared to 4% of gross sales for the three months ended March 31, 2010. The increase was due primarily to large price protection allowances for certain products sold in the 2011 period.

Gross (Loss) Profit. Gross loss for the three months ended March 31, 2011 was approximately $(0.9) million, or (24%) of net revenue, while the gross profit for the three months ended March 31, 2010 was approximately $3.7 million, or 22% of net revenue. The costs included in cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. The 2011 sales were primarily catalogue product sold at a price slightly above the current value of the inventory, therefore generating minimal gross profit., The gross margin was further adversely affected by the accelerated amortization of approximately $1.1 million of product development costs and approximately $100,000 of royalty expense as a result of changes in estimated unit sales for certain of our catalogue products, as well as an additional $200,000 inventory reserve recorded in the 2011 period.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 were approximately $2.2 million as compared to approximately $1.6 million for the comparable period in 2010. Non-cash stock-based compensation included in general and administrative expenses was approximately $106,000 and $246,000 for the three months ended March 31, 2011 and 2010, respectively. The department costs included in general and administrative expenses include executive, finance, legal, information technology, product development administration, warehouse operations and digital/indiePub initiatives. The increase in general and administrative expenses is due primarily to the increase in headcount from six employees in the 2010 period to nineteen employees in the 2011 period, resulting in an increase of approximately $350,000 of salaries and related expenses. In addition, there were six employees whose function’s classification shifted from selling and marketing in the 2010 period to general and administrative in the 2011 period, resulting in an increase of approximately $150,000 in general & administrative expenses from 2010 to 2011. The indiePub and digital initiative costs included in general and administrative expenses for the 2011 period were approximately $162,000.

Selling and Marketing Expenses. Selling and marketing expenses decreased from approximately $1.1 million for the three months ended March 31, 2010 to approximately $1.0 million for the three months ended March 31, 2011. However, these expenses did not decrease to the same extent as our net revenues as a significant portion of those costs are fixed in nature, such as payroll expenses. This decrease was offset by increased expense for prize winners of game contests held on our indiePub site of $250,000.

Research and Development. We incurred research and development expenses of approximately $461,000 during the first three months of 2011 to expense costs relating to the development of games that were abandoned during the period. There were no write-offs during the comparable 2010 period.

Depreciation and Amortization Expenses. Depreciation and amortization costs for the three months ended March 31, 2011 were approximately $453,000 compared to approximately $504,000 in the 2010 period. The amortization of intangible assets was $420,000 for the three months ended March 31, 2011, compared to approximately $481,000 for the three months ended March 31, 2010, due to the reduced intangible asset balance offset by the shortened lives of such assets. The balance relates to depreciation of fixed assets during each period.

Interest Expense. Interest expense for the three months ended March 31, 2011 was $498,000 as compared to $477,000 for the three months ended March 31, 2010. The 2011 period includes $449,000 of interest for the receivable factoring facility and $49,000 of interest for the purchase order financing facility. The 2010 period includes $123,000 of interest for the receivable factoring facility, $203,000 of interest for the purchase order financing facility, $30,000 for the Solutions 2 Go loan and $121,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights

Income Taxes. We recorded no income tax benefitfor the three months ended March 31, 2011 against our pre-tax loss of approximately $5.6 million. A federal income tax benefit calculated at a 34% rate was fully offset by an increase in our valuation allowance against our deferred tax assets, as we could conclude that it was more likely than not that the deferred tax assets would be realized. We recorded income tax expense of $9,000 for the three months ended March 31, 2010 against pre-tax income of approximately $30,000.

(Loss) Income Per Common Share. The basic and diluted loss per share for the three months ended March 31, 2011 was $(0.92) based on a weighted average shares outstanding for the period of approximately 6.1 million shares. The basic earnings per share for the three months ended March 31, 2010 was $0.02 based on weighted average shares outstanding for the period  of approximately 1.1 million, while the diluted earnings per share for the same period was $0.01 based on weighted average shares outstanding of approximately 2.9 million shares.

Liquidity and Capital Resources

We incurred a net loss of approximately $5.6 million for the three months ended March 31, 2011 and net income of approximately $21,000 for the three months ended March 31, 2010. Our principal sources of cash during both the 2011 and 2010 periods were the use of our purchase order and receivable financing arrangements, and cash generated from operations throughout the periods.

Net cash provided by operating activities for the three months ended March 31, 2011 was approximately $8.1 million, due primarily to a decrease in receivables and due from factor resulting from the collection of the December 31, 2010 receivables, offset by cash utilized for operating expenses during the quarter. Net cash used in operating activities for the three months ended March 31, 2010 was approximately $3.1 million, consisting primarily of the use of customer advances for product sales in the quarter, product development costs, building inventory for future sales and an increase in receivables as we became less dependent on prepayments from Atari.

Net cash used in investing activities for the three months ended March 31, 2011 was $13,000 and for the three months ended March 31, 2010 was $79,000, all for the purchase of fixed assets.

Net cash used in financing activities for the three months ended March 31, 2011 was approximately $8.0 million, consisting of net repayments of approximately $6.5 million on our receivable factoring facility and approximately $1.5 million on our purchase order financing facility. Net cash provided by financing activities for the three months ended March 31, 2010 was approximately $1.4 million, consisting of net borrowings on our financing facilities.

Factoring Facility

We have a factoring facility with Working Capital Solutions, Inc. (“WCS”), which utilizes existing accounts receivable in order to provide working capital to fund our continuing business operations. Under the terms of our factoring and security agreement (the “Factoring Agreement”), our receivables are sold to WCS, with recourse. WCS, in its sole discretion, determines whether or not it will accept each receivable based upon the credit risk factor of each individual receivable or account. Once a receivable is accepted by WCS, WCS provides funding, subject to the terms and conditions of the Factoring Agreement. The amount remitted to us by WCS equals the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less a reserve percentage (currently 30%). In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor can require the receivable to be repurchased by us in accordance with the Factoring Agreement. The amounts to be paid by us to WCS for any accepted receivable include a factoring fee of 0.56% (0.60% prior to November 30, 2010) for each ten (10) day period the account is open. During the three months ended March 31, 2011 and 2010, we sold approximately $9.7 million and $4.2 million, respectively, of receivables to WCS with recourse. At March 31, 2011 and December 31, 2010, accounts receivable and due from WCS included approximately $2.9 million and approximately $11.3 million, respectively, of amounts due from our customers to WCS. WCS had an advance outstanding to us of approximately $1.5 million and $8.0 million as of March 31, 2011 and December 31, 2010, respectively, which is included in financing arrangements in the current liability section of our condensed consolidated balance sheets. The interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were approximately $449,000 and $123,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

On April 1, 2010, we entered into a First Amendment to Factoring and Security Agreement (the “WCS Amendment”) with WCS, which amended the Factoring Agreement to, among other things increase the maximum amount of funds available pursuant to the facility to $5,250,000. On October 1, 2010, we entered into a Second Amendment to Factoring and Security Agreement with WCS (the “WCS Second Amendment”) which further amended the Factoring Agreement to, among other things, increase the maximum amount of funds available pursuant to the facility to $8,000,000. On November 30, 2010, we entered into a Third Amendment to Factoring and Security Agreement with WCS (the “WCS Third Agreement”) which further amended the Factoring Agreement to, among other things: (i) increase the reserve percentage from 25% to 30%; and (ii) reduce the factoring fee percentage for each ten (10) day period from 0.60% to 0.56%.

In connection with the Factoring Agreement and related amendments, Mark Seremet, President, Chief Executive Officer and a director of the Company and Zoo Games, and David Rosenbaum, the former President of Zoo Publishing, entered into Guaranties with WCS, pursuant to which Messrs. Seremet and Rosenbaum agreed to guaranty the full and prompt payment and performance of the obligations under the Factoring Agreement. In connection therewith, pursuant to an Amended and Restated Letter Agreement, dated as of October 1, 2010, with each of Mark Seremet and David Rosenbaum, the Company agreed to compensate each of Messrs. Seremet and Rosenbaum in consideration for each of their guaranties of the increased indebtedness incurred by the Company, for so long as such guaranties and loan remain in full force and effect, an additional $25,000 on each of October 1, 2010, January 1, 2011, April 1, 2011 and July 1, 2011.

Pursuant to that certain Letter Amendment dated as of May 16, 2011 by and between the Company and Mr. Rosenbaum which amended that certain Amended and Restated Letter Agreement dated as of October 1, 2010 (the “Amendment”), the Company agreed to pay Mr. Rosenbaum $25,000 on each of May 31, 2011 and July 1, 2011 for so long as such guaranty and the loan to WCS remain in full force and effect.

Purchase Order Facility

In addition to the receivable financing agreement with WCS, we also utilize purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacturing of our video game products. Under the terms of that certain assignment agreement (the “Assignment Agreement”), we assign purchase orders received from customers to Wells Fargo, and request that Wells Fargo purchase the required materials to fulfill such purchase orders. Wells Fargo, which may accept or decline the assignment of specific purchase orders, retains us to manufacture, process and ship ordered goods, and pays us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigns the applicable purchase order to us. Wells Fargo is not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000. The Assignment Agreement is for an initial term of 12 months, and continues thereafter for successive 12 month renewal terms unless either party terminates the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term. If the term of the Assignment Agreement is renewed for one or more 12 month terms, for each such 12 month term, we agreed to pay to Wells Fargo a commitment fee which is payable upon the earlier of the anniversary of such renewal date or the date of termination of the Assignment Agreement. The initial and renewal commitment fees are subject to waiver if certain product volume requirements are met.

On April 6, 2010, we and Wells Fargo entered into an amendment to the existing Assignment Agreement. Pursuant to the amendment, the parties agreed to, among other things: (i) increase the amount of funding available pursuant to the facility to $10,000,000; (ii) reduce the set-up funding fee to 2% and increase the total commitment fee to approximately $407,000 for the next 12 months and to $400,000 for the following 12 months if the Assignment Agreement is renewed for an additional year; (iii) reduce the interest rate to prime plus 2% on outstanding advances; and (iv) extend its term until April 5, 2011, subject to automatic renewal for successive 12 month terms unless either party terminates the Assignment Agreement with written notice 30 days prior to the end of the initial term or any renewal term. In consideration for the extension, we paid to Wells Fargo an aggregate fee of approximately $32,000.

On April 6, 2011, we and Wells Fargo entered into an amendment to the existing agreement. Pursuant to the amendment, the parties agreed to, among other things: (i) decrease the amount of funding available pursuant to the facility to $5,000,000; (ii) reduce the commitment fee to $200,000 for the next 12 months; and (iii) extend its term until April 5, 2012, subject to automatic renewal for successive 12 month terms unless either party terminates the agreement with written notice 30 days prior to the end of the initial term or any renewal term.

The amounts outstanding as of March 31, 2011 and December 31, 2010 were approximately $95,000 and $1.6 million, respectively, which is included in financing arrangements in the current liability section of our condensed consolidated balance sheets. The interest rate on advances is prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4.0%. As of March 31, 2011 and 2010, the effective interest rate was 5.25% and 7.25%, respectively. The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were approximately $48,000 and $203,000 for the periods ended March 31, 2011 and March 31, 2010, respectively. See Note 14 – Related Party Transactions, regarding guaranties of outstanding balances under the purchase order financing arrangement by current and former executive officers of the Company.

In connection with the Assignment Agreement, on April 6, 2009, we also entered into an amended and restated security agreement and financing statement (the “Security Agreement”) with Wells Fargo. The Security Agreement amends and restates in its entirety that certain security agreement and financing statement, by and between Transcap Trade Finance, LLC and us, dated as of August 20, 2001. Pursuant to the Security Agreement, we granted to Wells Fargo a first priority security interest in certain of our assets as set forth in the Security Agreement, as well as a subordinate security interest in certain other of our assets (the “Common Collateral”), which security interest is subordinate to the security interests in the Common Collateral held by certain of our senior lenders, as set forth in the Security Agreement.

Due to the losses we incurred since inception, we are unable to predict whether we will have sufficient cash from operations to meet our financial obligations for the next 12 months. Accordingly, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended December 31, 2010 includes an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on, among other factors, the following significant short-term actions: (i) management’s ability to generate cash flow from operations sufficient to maintain our daily business activities; ; (ii) our ability to reduce expenses and overhead and (iii) our ability to renegotiate certain obligations. Management’s active efforts in this regard include negotiations with certain vendors to satisfy cash obligations with non-cash assets or equity, reductions of headcount and overhead obligations, and the development of strategies to convert other non-cash assets into cash. There can be no assurance that all or any of these actions will meet with success. We may be required to seek alternative or additional financing to maintain or expand our existing operations through the sale of our securities, an increase in our credit facilities, or otherwise, and there can be no assurance that we will secure financing, and if we are able to, that such financing will be on favorable terms to us or our stockholders. Our failure to obtain financing, if needed, could have a material adverse effect upon our business, financial conditions and results of operations.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates since the year ended December 31, 2010. A complete description of our critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011 and also in Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended March 31, 2011.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, amending Accounting Standards Codification 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 became effective for us beginning January 1, 2011 and implementation did not have a material impact on our financial statements.

Accounting Standards Updates Not Yet Effective

There are no ASUs that are effective after May 16, 2011 that are expected to have a significant effect on our consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases.

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

Until these material weaknesses in our internal control over financial reporting are remediated, there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

Due to resource constraints in 2010 and 2011, both monetary and time, we were not able to appropriately address these matters and we were unable to get to a level to fully remediate these material weaknesses. We will continue to reassess our accounting and finance staffing levels to determine and seek the appropriate accounting resources to be added to our staff to handle the existing workload, provide for a sufficient level of monitoring and oversight, implement effective controls over accounting for revenue recognition and allowances for returns and other items, provide for sufficient analysis of certain key account balances at interim reporting cycles and allow for the  timely evaluation and recognition of impact on the financial statements associated with changes to the Company’s business plan.

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the SEC on April 15, 2011, on or around March 2, 2011, Atari, Inc. (“Atari”) commenced an action in the United States District Court for the Southern District of New York against the Company alleging that the Company had breached a sales agreement, dated October 24, 2008, as amended, and a sales agreement entered into on or about June 15, 2010, to sell finished, packaged video games to Atari for its resale to wholesalers and retailers in the U.S., Mexico and Canada. On May 6, 2011, the Company entered into a Settlement Agreement with Atari whereby, in exchange for dismissing the complaint with prejudice if the terms of the Settlement Agreement are followed, the Company agreed to transfer to Atari full ownership of, and rights to sell and convey good title to certain units of video games listed therein.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (Removed and Reserved).

ITEM 5. OTHER INFORMATION.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2011, effective April 29, 2011, David Rosenbaum, former President of Zoo Publishing is no longer with the Company. In connection therewith, on May 16, 2011, the Company and Mr. Rosenbaum entered into a Separation Agreement and General Release (the “Release”), effective as of the eighth day following Mr. Rosenbaum’s execution without revocation of the Release. Pursuant to the Release, Mr. Rosenbaum’s option to purchase 337,636 shares of the Company’s common stock (the “Option”) will accelerate, vest fully and become exercisable as of April 29, 2011. The term of the Option was extended through April 30, 2018. The Company and Mr. Rosenbaum agreed that the Company would pay Mr. Rosenbaum $270,000 in twenty-seven equal monthly installments with the first such installment payable on July 31, 2011, and on October 31, 2013, the Company will pay the remaining $350,000 either in a lump sum amount in cash or in shares having an aggregate fair market value of $350,000 in full payment of obligations owed to Mr. Rosenbaum by the Company pursuant to that certain Separation and Release Agreement, dated July 31, 2007, by and among the Company and Mr. Rosenbaum. The Company and Mr. Rosenbaum each agreed to release each other of any continuing charges, complaints, damages or remedies between the parties. The foregoing description of the Release does not purport to be complete and is qualified in its entirety by reference to the Release, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Also on May 16, 2011, the Company entered into the Amendment. Pursuant to the Amendment, the Company agreed to continue to pay Mr. Rosenbaum a monthly fee of $7,000 for so long as the Loan and guaranty from Wells Fargo continue to remain in full force and effect. In addition, the Company agreed to pay Mr. Rosenbaum $25,000 on each of May 31, 2011 and July 1, 2011 for so long as such guaranty and loan to WCS remain in full force and effect. The Company acknowledged that it would make a determination on or before August 31, 2011 whether it will continue to pay Mr. Rosenbaum such amount. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Release, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

ITEM 6.  EXHIBITS.

10.1	Separation Agreement and General Release, dated as of May 16, 2011, by and between David Rosenbaum and Zoo Entertainment, Inc., Zoo Games, Inc. and Zoo Publishing, Inc.
10.2	Letter Amendment dated as of May 16, 2011, by and between David Rosenbaum and Zoo Entertainment, Inc.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2011
ZOO ENTERTAINMENT, INC

/s/ Mark Seremet
Mark Seremet
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David Fremed
David Fremed
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Separation Agreement and General Release, dated as of May 16, 2011, by and between David Rosenbaum and Zoo Entertainment, Inc., Zoo Games, Inc. and Zoo Publishing, Inc.
10.2	Letter Amendment dated as of May 16, 2011, by and between David Rosenbaum and Zoo Entertainment, Inc.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.