Form 10-Q
period 2011-06-30
Zoo Entertainment, Inc
filed 2011-08-22
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
 Yes   ☐   No  ☒

As of August 15, 2011, there were 7,750,465 shares of the Registrant’s common stock, par value $0.001 per share, issued and 7,737,462 shares outstanding.

ZOO ENTERTAINMENT, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	JUNE 30,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$35	$379
Accounts receivable and due from factor, net of allowances of $1,045 and $8,131 at June 30, 2011 and December 31, 2010, respectively	1,583	13,736
Inventory, net	2,644	7,368
Prepaid expenses and other current assets	386	820
Product development costs, net	2,574	5,319
Deferred tax assets	48	153
Total current assets	7,270	27,775

Fixed assets, net	262	264
Intangible assets, net	1,313	3,900
Other non-current assets	6	9
Total assets	$8,851	$31,948

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,404	$4,806
Financing arrangements	1,615	9,606
Accrued expenses and other current liabilities	5,987	7,457
Notes payable, current portion	493	160
Total current liabilities	13,499	22,029

Notes payable, non-current portion	500	60
Deferred tax liabilities	48	153
Total liabilities	14,047	22,242

Commitments and Contingencies

Stockholders’ (Deficit) Equity:
Common stock, $.001 par value, 3,500,000,000 shares authorized:
6,812,279 shares issued and 6,799,276 shares outstanding at June 30, 2011 and 6,243,699 shares issued and 6,230,696 shares outstanding at December 31, 2010	7	6
Additional paid-in capital	74,087	73,336
Accumulated deficit	(74,821)	(59,167)
Treasury stock, at cost, 13,003 shares at June 30, 2011 and December 31, 2010	(4,469)	(4,469)
Total stockholders’ (deficit) equity	(5,196)	9,706

Total liabilities and stockholders' (deficit) equity	$8,851	$31,948

See accompanying notes to condensed consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$3,651	$9,798	$7,432	$26,460

Cost of goods sold	6,100	7,907	10,791	20,837
Gross (loss) profit	(2,449)	1,891	(3,359)	5,623

Operating expense:

General and administrative	2,739	1,190	4,938	2,795
Selling and marketing	715	1,220	1,760	2,336
Research and development	1,802	–	2,263	–
Impairment of intangible assets	1,749	–	1,749	–
Depreciation and amortization	453	495	906	999

Total operating expenses	7,458	2,905	11,616	6,130

Loss from operations	(9,907)	(1,014)	(14,975)	(507)

Interest expense, net	(181)	(512)	(679)	(989)

Loss before income taxes	(10,088)	(1,526)	(15,654)	(1,496)

Income tax benefit	–	561	–	552

Net loss	$(10,088)	$(965)	$(15,654)	$(944)

Loss per common share – basic and diluted:

Net loss per common share – basic and diluted	$(1.54)	$(0.22)	$(2.47)	$(0.34)

Weighted average common shares outstanding – basic and diluted	6,571,783	4,431,346	6,334,523	2,765,146

See accompanying notes to condensed consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2011	2010
Operating activities:

Net loss	$(15,654)	$(944)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	906	999
Impairment of intangible assets	1,749	–
Write-off of product development costs to research and development	2,263	–
Deferred income taxes	–	(819)
Stock-based compensation	752	363
Accretion of interest on Panta loan	40	–
Other changes in assets and liabilities:
Accounts receivable and due from factor, net	12,153	81
Inventory, net	4,724	(767)
Product development costs, net	482	(2,697)
Prepaid expenses and other current assets	436	854
Accounts payable	598	1,567
Customer advances	–	(1,686)
Accrued expenses and other liabilities	(880)	407
Net cash provided by (used in) operating activities	7,569	(2,642)

Investing activities:

Purchase of fixed assets	(65)	(138)
Net cash used in investing activities	(65)	(138)

Financing activities:

Net (repayments) borrowings in connection with old financing facilities	(9,606)	1,395
Net borrowings in connection with new financing facility	1,575	–
Prepaid offering costs	–	(50)
Issuance of note payable	183	–
Repayment of Solutions 2 Go customer advance	–	(435)
Net cash (used in) provided by financing activities	(7,848)	910

Net decrease in cash	(344)	(1,870)

Cash at beginning of period	379	2,664

Cash at end of period	$35	$794

See accompanying notes to condensed consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(In thousands)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Shares	Cost	Total
Balance at December 31, 2010	6,244	$6	$73,336	$(59,167)	13	$(4,469)	$9,706
Stock-based compensation	–	–	752	–	–	–	752
Cashless exercise of warrants	570	1	(1)	–	–	–	–
Nonvested shares forfeited	(2)	–	–	–	–	–	–
Net loss	–	–	–	(15,654)	–	–	(15,654)
Balance at June 30, 2011	6,812	$7	$74,087	$(74,821)	13	$(4,469)	$(5,196)

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

The Company’s current overall business strategy has shifted with the changes taking place within the industry. The Company is phasing out its retail business of family-oriented, often-branded console titles, and shifting its focus to digital downloadable content on platforms such as XBLA and PSN, as well as mobile gaming. Zoo’s digital business focuses on bringing fresh, innovative content to digital distribution channels, as well as mobile devices. Sourcing content from its newly-incorporated indiePub division is one way the Company acquires new intellectual property for development and publication for digital distribution. On July 13, 2011, the Company’s wholly-owned subsidiary, Zoo Publishing, Inc., entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute the Company’s legacy console assets, furthering the Company’s strategy to focus on digital downloading content, as well as mobile games. This also allowed the Company to significantly reduce its overhead related to developing, distributing, selling and marketing of the retail boxed products.

As of June 30, 2011, the Company operated in one segment in the United States and focused on developing, publishing and distributing interactive entertainment software under the Zoo brand in both North American and international markets.

Unless the context otherwise indicates, the use of the terms “we,” “our” or “us” refer to the Company and its operating subsidiaries, Zoo Games, Zoo Publishing, and indiePub, Inc.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $74.8 million as of June 30, 2011. Although the Company generated positive cash flows from operating activities of approximately $7.6 million for the six months ended June 30, 2011, for the year ended December 31, 2010, the Company generated negative cash flows from operating activities of approximately $16.2 million, and for the year ended December 31, 2009, the Company generated negative cash flows from operating activities of approximately $5.5 million. As of June 30, 2011, the Company’s working capital deficit was approximately $6.2 million and as of December 31, 2010, the Company’s working capital was approximately $5.7 million. Given the Company’s history of generating negative cash flows from operating activities, there is no assurance that it will be able to generate positive cash flows from operations. Due to the Company’s history of losses and negative cash flows from operating activities, the Company is unable to predict whether it will have sufficient cash from operations to meet its financial obligations for the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

On July 15, 2011, the Company completed a private offering of common stock and warrants, resulting in net proceeds to the Company of approximately $1.6 million.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements.  The condensed consolidated financial statements should be read in conjunction with the Company’s management discussion and analysis contained elsewhere herein and the consolidated financial statements for the year ended December 31, 2010 filed on April 15, 2011.  The Company’s results for the three and six months ended June 30, 2011 might not be indicative of the results for the full year or any future period.

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

If the financial condition and operations of the Company’s customers deteriorate, its risk of collection could increase substantially. A majority of the Company’s trade receivables are derived from sales to major retailers and distributors.  The Company’s five largest ultimate customers accounted for approximately 71% (of which the following customers constituted balances greater than 10%:  customer A-25%, customer B-15%, customer C-13% and customer D-11%) and 81% (of which the following customers constituted balances greater than 10%: customer A-44% and customer B-12%) of net revenue for the three months ended June 30, 2011 and 2010, respectively. The Company’s five largest ultimate customers accounted for approximately 62% (of which the following customers constituted balances greater than 10%:  customer A-14%, customer B-14%, customer C-13% and customer D-11%) and 77% (of which the following customers constituted balances greater than 10%: customer A-39% and customer C-19%) of net revenue for the six months ended June 30, 2011 and 2010, respectively.  These five largest customers accounted for 55.2% of the Company’s gross accounts receivable and due from factor as of June 30, 2011.  The Company believes that the receivable balances from its customers do not represent a significant credit risk based on past collection experience. During the six months ended June 30, 2011 and 2010, the Company sold approximately $11.8 million and $9.8 million, respectively, of receivables to its factors with recourse.  The factored receivables were approximately $2.5 million and $11.3 million of the Company’s gross accounts receivable and due from factor as of June 30, 2011 and December 31, 2010, respectively.  The Company regularly reviews its outstanding receivables for potential bad debts and has had no history of significant write-offs due to bad debts.

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

At each balance sheet date, or earlier if an indicator of impairment exists, the Company evaluates the recoverability of capitalized prepaid product development costs, development payments and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis, and charge any amounts that are deemed unrecoverable to cost of goods sold if the product has already been released.  If the product development process is discontinued prior to completion, any prepaid unrecoverable amounts are charged to research and development expense.  During the three and six months ended June 30, 2011, the Company wrote off approximately $1.8 million and $2.3 million, respectively, of expense relating to costs incurred for the development of games that were abandoned during those periods; this was recorded in research and development expense in the condensed consolidated statements of operations. During the three and six months ended June 30, 2011, the Company wrote off $272,000 of product development costs relating to games that were still in development but not yet released. The Company determined that amounts incurred to develop the games were not recoverable from future sales of those games and included included these amounts in cost of goods sold in the Company’s condensed consolidated statements of operations. There were no write-offs of product development costs during the three or six months ended June 30, 2010.  The Company uses various measures to estimate future revenues for its product titles, including past performance of similar titles and orders for titles prior to their release.  For sequels, the performance of predecessor titles is also taken into consideration.

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

Fixed Assets

Fixed assets, consisting primarily of computer equipment, office equipment, furniture and fixtures, and leasehold improvements, are stated at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Property and equipment are depreciated on a straight-line basis over the estimated useful life of the assets. Office equipment and furniture and fixtures are depreciated over five years, computer equipment and software are generally depreciated over three years, and leasehold improvements are depreciated over the shorter of the related lease term or seven years. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and any gain or loss is recognized as a component of operating income or loss in the statement of operations.

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

Impairment of Long-Lived Assets, Including Definite Life Intangible Assets

The Company reviews all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including assets to be disposed of by sale, whether previously held and used or newly acquired.  The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value.  The estimated fair value is generally measured by discounting expected future cash flows at the Company’s incremental borrowing rate or fair value, if available.  As of June 30, 2011 and December 31, 2010, the Company determined that certain intangible assets were impaired and recorded charges of $1.7 million and $9.9 million, respectively.

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

The Company’s two largest vendors comprised approximately 41% and 32% of all purchases of inventory in the first six months of 2011. For the first six months of 2010, the Company’s two largest vendors for that period comprised approximately 70% and 11% of all purchases of inventory.

Equity-Based Compensation

The Company issued restricted common stock and options to purchase shares of common stock of the Company to certain members of management, employees and directors during the six months ended June 30, 2011 and 2010.  Stock option grants vest over periods ranging from immediately to four years and expire within ten years of issuance.  Stock options that vest in accordance with service conditions amortize over the applicable vesting period using the straight-line method.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.  This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate.  These variables include, but are not limited to, the volatility of the Company’s stock price and estimated exercise behavior.  The Company used the current market price to determine the fair value of the stock price for the March 8, 2011 grant, and used the price of the Company’s equity raise in the fourth quarter of 2009 to determine the fair value of the stock price for the grant made on February 11, 2010.  For the stock option modifications that occurred during the second quarter of 2011, the Company used the current market price to determine the fair value of the stock price as of the modification date. The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants and modifications:

	Six Months Ended June 30,
	2011	2010
Risk-free interest rate	0.06% - 2.47%	3.00%
Expected stock price volatility	60.0% - 82.77%	60.0%
Expected term until exercise (years)	2 – 7	5
Expected dividend yield	None	None

For the six months ended June 30, 2010 and through the three months ended March 31, 2011, the Company estimated the implied volatility for publicly traded options on its common shares as the expected volatility assumption required in the Black-Scholes option-pricing model.  The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility. Commencing with the second quarter of 2011, the Company began using a volatility calculation based upon its own daily stock price, as a more representative sample was available after its July 2010 stock offering and transfer to the Nasdaq stock market.

The fair value of the restricted common stock grants in February 2010 was determined based on the price of the Company’s equity raise in the fourth quarter of 2009 and, where appropriate, a marketability discount.

Loss Per Share

Basic loss per share (“EPS”) is computed by dividing the net (loss) income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period.  A 2010 restricted stock grant, of which 110,775 and 199,395 shares were unvested as of June 30, 2011 and June 30, 2010, respectively, was excluded from the basic EPS calculation.  Diluted EPS is computed by dividing the net (loss) income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Since the inclusion of 1,163,814 stock options and 444,204 warrants as of June 30, 2011, and the inclusion of 4,321 stock options and 1,039,703 warrants as of June 30, 2010 are anti-dilutive because the Company had net losses for both periods, they are excluded from the calculation of diluted loss per share, and the diluted loss per share is the is the same as basic loss per share.

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

In accordance with FASB Accounting Standards Codification Topic 740, the Company adopted the standard that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  As a result of the implementation, the Company did not recognize any change in its tax liability.  As of June 30, 2011, the Company believes it does not have any material unrecognized tax liabilities from tax positions taken during the current or any prior period.  In addition, as of June 30, 2011, tax years 2007 through 2010 remain within the statute of limitations and are subject to examination by tax jurisdictions. The Company’s policy is to recognize any interest and penalties accrued on unrecognized tax benefits as part of income tax expense.

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

As of June 30, 2011 and December 31, 2010, the carrying value of cash, accounts receivable and due from factor, inventory, prepaid expenses, accounts payable, accrued expenses, due to factor, and advances from customers were reasonable estimates of the fair values because of their short-term maturity.  The carrying value of financing arrangements and notes payable are reasonable estimates of fair value because interest rates closely approximate market rates.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-05, which amends ASC Topic 220, “Comprehensive Income.” The guidance in this ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance in this ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Upon adoption, this update is to be applied retrospectively and is effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that adoption of this ASU will have a material impact on its financial condition, results of operations or cash flows.

NOTE 4.  INVENTORY, NET

Inventory consisted of:

	(Amounts in Thousands)
	June 30,	December 31,
	2011	2010
Finished products	$1,330	$3,166
Parts & supplies	1,314	4,202
Totals	$2,644	$7,368

Estimated product returns included in inventory at June 30, 2011 and December 31, 2010 were approximately $130,000 and $2.7 million, respectively. Inventory reserves included in inventory at June 30, 2011 and December 31, 2010 were approximately $763,000 and $140,000, respectively.

NOTE 5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	June 30,	December 31,
	2011	2010
Vendor advances for inventory	$19	$68
Prepaid royalties	115	271
Income tax receivable	–	261
Other	252	220
Totals	$386	$820

NOTE 6.  PRODUCT DEVELOPMENT COSTS, NET

The Company’s capitalized product development costs for the six months ended June 30, 2011 were as follows (amounts in thousands):

Product development costs, net - December 31, 2010	$5,319
New product development costs incurred	2,432
Write-off of product development costs (includes $575,000 for digital games)	(2,635)
Amortization of product development costs	(2,542)
Product development costs, net – June 30, 2011	$2,574

Amortization of product development costs for the three months ended June 30, 2011 and June 30, 2010 was approximately $1.3 million and $630,000, respectively. Amortization of product development costs for the six months ended June 30, 2011 and June 30, 2010 was approximately $2.5 million and $1.6 million, respectively. For the six months ended June 30, 2011, write-off of product development costs consisted of approximately $2.3 million written off  to research and development expense, approximately $272,000 written off to cost of goods sold, and approximately $100,000 written off to selling and marketing expense.

NOTE 7.  INTANGIBLE ASSETS, NET

During the first six months of 2011, the Company continued to incur significant losses due primarily to a decline in the retail market for its products. In July 2011, the Company’s wholly-owned subsidiary, Zoo Publishing, entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute Zoo’s legacy console assets.  The losses, coupled with a substantially revised reduction in projected unit sales, and acceleration of the Company’s shift from the retail boxed product triggered the Company to test its definite-lived intangible assets for potential impairment. As a result, the Company recorded an impairment loss of approximately $1.7 million related to its acquisition of Zoo Publishing in 2007 in accordance with the provisions of ASC 360-10-35-47. Of the $1.7 million of impairment, approximately $0.7 million was related to trademarks and approximately $1.0 million was related to content.  In addition, the estimated useful life of the Company’s trademarks was revised to 18 months.

The following table sets forth the components of the intangible assets subject to amortization:

			(Amounts in Thousands)
			June 30, 2011		December 31, 2010
	Remaining Estimated Useful Lives (Years)	Gross Carrying Amount	Impairment and Accumulated Amortization	Net Book Value	Net Book Value
Content	1.5	$14,965	$14,612	$353	$1,850
Trademarks	1.5	1,510	1,410	100	903
Customer relationships	1.5	2,749	1,889	860	1,147
Total		$19,224	$17,911	$1,313	$3,900

Amortization expense related to intangible assets was approximately $420,000 and $480,000 for the three months ended June 30, 2011 and 2010, respectively. Amortization expense related to intangible assets was approximately $839,000 and $961,000 for the six months ended June 30, 2011 and 2010, respectively.

The following table presents the estimated amortization of the Company’s current intangible assets for the next five years:

Year Ending December 31,	(Amounts in thousands)
Balance of 2011 (six months)	$437
2012	876
Total	$1,313

NOTE 8.  CREDIT AND FINANCING ARRANGEMENTS

In connection with the Zoo Publishing acquisition, the Company entered into the following credit and financing arrangements:

Purchase Order Financing

Zoo Publishing previously utilized purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacturing of video game products. Under the terms of the Company’s agreement (the “Assignment Agreement”), the Company assigned purchase orders received from customers to Wells Fargo, and requested that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which could accept or decline the assignment of specific purchase orders, retained the Company to manufacture, process and ship ordered goods, and paid the Company for its services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigned the applicable purchase order to the Company.  Wells Fargo was not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeded $5,000,000.  The Assignment Agreement was for an initial term of 12 months, and continued thereafter for successive 12 month renewal terms unless either party terminated the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement was renewed for one or more 12 month terms, for each such 12 month term, the Company would pay to Wells Fargo a commitment fee, paid on the earlier of the anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees were subject to waiver if certain product volume requirements were met.

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

On April 6, 2011, Zoo Publishing, the Company and Wells Fargo entered into an amendment to the existing agreement. Pursuant to the amendment, the parties agreed to, among other things: (i) decrease the amount of funding available pursuant to the facility to $5,000,000; (ii) reduce the commitment fee to $200,000 for the next 12 months; and (iii) extend its term until April 5, 2012, subject to automatic renewal for successive 12 month terms unless either party terminated the agreement with written notice 30 days prior to the end of the initial term or any renewal term.

On June 24, 2011, Zoo Publishing, the Company and Wells Fargo entered into a Termination Agreement.  Pursuant to the Termination Agreement, the Company paid off the balance due of approximately $148,000 and paid $50,000 in full satisfaction of the commitment fee.  The commitment fee was included in general and administrative expenses in the three and six months ended June 30, 2011 in the condensed consolidated statement of operations.  Wells Fargo released all security interests that they and their predecessors held in the Company.

The amounts outstanding as of June 30, 2011 and December 31, 2010 were $0 and approximately $1.6 million, respectively, which is included in financing arrangements in the current liability section of the condensed consolidated balance sheets. The interest rate on advances was prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4.0%. As of June 30, 2011 and 2010, the effective interest rate was 5.25% and 7.25%, respectively. The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were $17,000 and $149,000 for the three months ended June 30, 2011 and 2010, respectively, and $65,000 and $352,000 for the six months ended June 30, 2011 and 2010, respectively. See Note 16 – Related Party Transactions, regarding guaranties of outstanding balances under the purchase order financing arrangement by current and former executive officers of the Company.

Receivable Financing

Zoo Publishing previously used a factor to approve credit and to collect the proceeds from a portion of its sales.  In August 2008, Zoo Publishing entered into a factoring and security agreement with Working Capital Solutions, Inc. (“WCS”), which utilized existing accounts receivable in order to provide working capital to fund all aspects of the Company’s continuing business operations.  The Company entered into a new factoring and security agreement with WCS on September 29, 2009 (the “Original Factoring Agreement”).  Under the terms of the Original Factoring Agreement, the Company sold its receivables to WCS, with recourse.  WCS, in its sole discretion, determined whether or not it would accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable was accepted by WCS, WCS provided funding subject to the terms and conditions of the Original Factoring Agreement.  The amount remitted to the Company by WCS equaled the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less a reserve percentage (currently 30%) which was deposited into a reserve account established pursuant to the Original Factoring Agreement, less allowances and fees.  In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, WCS could require the receivable to be repurchased by the Company in accordance with the Original Factoring Agreement.  The amounts to be paid by the Company to WCS for any accepted receivable included a factoring fee for each ten (10) day period the account was open.  Since WCS acquired the receivables with recourse, the Company recorded the gross receivables including amounts due from its customers to WCS and it recorded a liability to WCS for funds advanced to the Company from WCS. During the six months ended June 30, 2011 and 2010, the Company sold approximately $11.6 million and $9.8 million, respectively, of receivables to WCS with recourse.  At June 30, 2011 and December 31, 2010, accounts receivable and due from WCS included $0 and approximately $11.3 million, respectively, of amounts due from the Company’s customers to WCS.  WCS had an advance outstanding to the Company of  $0 and $8.0 million as of June 30, 2011 and December 31, 2010, respectively, which is included in financing arrangements in the current liability section of the respective condensed consolidated balance sheets.  The interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were approximately $124,000 and $243,000 for the three-month periods ended June 30, 2011 and 2010, respectively, and approximately $574,000 and $360,000 for the six-month period ended June 30, 2011 and 2010, respectively.

On April 1, 2010, Zoo Publishing, Zoo Games and the Company entered into a First Amendment to Factoring and Security Agreement (the “WCS Amendment”) with WCS which amended the Original Factoring Agreement to, among other things increase the maximum amount of funds available pursuant to the facility to $5,250,000.  On October 1, 2010 Zoo Publishing, Zoo Games and the Company entered into a Second Amendment to Factoring and Security Agreement with WCS (the “WCS Second Amendment”) which further amended the Factoring Agreement to, among other things increase the maximum amount of funds available pursuant to the facility to $8,000,000.  On November 30, 2010, Zoo Publishing, Zoo Games and the Company entered into a Third Amendment to Factoring and Security Agreement with WCS (the “WCS Third Agreement”) which further amended the Original Factoring Agreement to, among other things: (i) increase the reserve percentage from 25% to 30%; and (ii) reduce the factoring fee percentage for each ten (10) day period from 0.60% to 0.56%.

On June 24, 2011, Zoo Publishing and the Company entered into the Termination Agreement under Factoring and Security Agreement (the “WCS Termination Agreement”) with WCS, pursuant to which the Company and WCS (i) terminated the Original Factoring  Agreement, as amended and (ii) provided for the payment of all outstanding obligations owed to WCS under the Original Factoring Agreement, as amended in the amount of approximately $992,000, including $157,000 of a $340,000 early termination fee. In connection therewith, Zoo Publishing issued a Deficiency Promissory Note to WCS in the amount of $340,000 (the “WCS Note”) as payment for the early termination fee, of which, $157,000 was immediately satisfied. The WCS Note bears interest at a rate of 12% per annum and is payable in accordance with the terms and conditions of the WCS Note, with the entire remaining principal balance of $183,000 plus all accrued and unpaid interest due on July 21, 2011. The early termination fee of $340,000 was included in general and administrative expenses in the three and six months ended June 30, 2011 in the condensed consolidated statement of operations.  On July 18, 2011, the Company fully satisfied the WCS Note for a total of $184,443, which was the principal amount plus all interest due as of that date.

See Note 16 - Related Party Transactions, for information on personal guaranties with WCS.

Limited Recourse Agreement

On June 24, 2011, in connection with the WCS Termination Agreement, WCS agreed to assign all of its rights, title and interest in and to the Original Factoring Agreement and all Collateral to Panta Distribution, LLC (“Panta”) pursuant to a Limited Recourse Agreement, dated as of June 24, 2011 (the “Limited Recourse Agreement”). On June 24, 2011, the Company and Panta also entered into an Amended and Restated Factoring and Security Agreement (the “New Factoring Agreement”), pursuant to which the Company agreed to pay Panta all outstanding indebtedness under the Limited Recourse Agreement and to sell to Panta its accounts receivable with recourse. Simultaneously with the assignment and sale of the accounts receivable, Panta would provide funding to Zoo Publishing of up to a maximum of $2.0 million, subject to the terms and conditions of the New Factoring Agreement, to pay off the Company’s existing obligations under the Assignment Agreement and the Original Factoring Agreement. For amounts borrowed under the New Factoring Agreement, the Company is required to repay Panta $2,797,000 by December 31, 2011, which includes amounts borrowed plus interest earned. Under the agreement, accounts receivable assigned to Panta will be collected by Panta directly and applied to the amounts owed by the Company to Panta. In the event that Panta does not receive the entire $2,797,000 by December 31, 2011, the Company is required to pay to Panta any remaining amounts due at that date. In addition, under the terms of the agreement, minimum repayments must be made against the $2,797,000 to Panta throughout the term of the agreement. In the event that Panta does not receive the required minimum repayments through the collection of accounts receivable by any such scheduled minimum repayment date, the Company is obligated to fund the difference between the minimum repayment due and the amounts received by Panta for any such shortfall. Zoo Publishing granted Panta a first priority security interest in certain of its assets as set forth in the New Factoring Agreement. As of June 30, 2011, Panta loaned approximately $1.7 million of the $2.0 million maximum amount to the Company.  The remaining balance due to Panta as of June 30, 2011 is approximately $1.6 million and this amount is included in financing arrangements in the current liability section of the condensed consolidated balance sheet. The Company recorded approximately $40,000 in interest expense during the three and six months ended June 30, 2011 related to the amounts loaned to Zoo by Panta.  See Note 16 - Related Party Transactions, for information on Mr. Seremet’s personal guaranty on the Limited Recourse Agreement.

The Company will record the interest expense related to the Limited Recourse Agreement using the effective interest rate methodology.  The Company will record approximately $797,000 in interest through December 2011 based on the loans from Panta, of which $40,000 has been recorded in interest expense as of June 30, 2011.

NOTE 9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(Amounts in Thousands)
	June 30,	December 31,
	2011	2010
Obligations from content intangible assets fully impaired as of December 31, 2010	$2,069	$2,069
Operating expenses	2,034	1,276
Due to customers, including Atari	71	1,699
Obligations arising from acquisitions (see Note 10)	–	620
Royalties	1,813	1,523
Interest	–	270
Totals	$5,987	$7,457

NOTE 10.  NOTES PAYABLE

Outstanding notes payable are as follows:

	(Amounts in Thousands)
	June 30,	December 31,
	2011	2010
2.95% note due June 2012, assumed from Zoo Publishing acquisition	$190	$220
Acquisition obligation	620	–
Working Capital Solutions, Inc. Deficiency Promissory Note	183	–
Total	993	220
Less current portion	493	160
Non-current portion	$500	$60

In December 2006, Zoo Publishing purchased treasury stock from a former employee for the amount of $650,000. The balance on the note as of June 30, 2011 and December 31, 2010 was $190,000 and $220,000, respectively, of which all was classified as current as of June 30, 2011. At Decmber 31, 2010, $160,000 was classified as current and $60,000 was classified as non-current. Payments are due monthly in the amount of $10,000 per month.

In conjunction with Mr. Rosenbaum’s May 2011 separation agreement with the Company, $620,000 due to Mr. Rosenbaum from the acquisition of Zoo Publishing, Inc. was converted from a current obligation recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets at the date of agreement, to a non-interest-bearing  note payable. At June 30, 2011, $120,000 of the amount due was classified as current and $500,000 was classified as non-current. Payments of $10,000 per month commence July 2011, with a final payment of all remaining unpaid amounts due October 2013.

In conjunction with the WCS Termination Agreement, the Company issued a Deficiency Promissory Note to WCS in the amount of $340,000 as payment for the early termination fee, of which, $157,000 was immediately satisfied. The WCS Note bears interest at a rate of 12% per annum and is payable in accordance with the terms and conditions of the WCS Note, with the entire remaining principal balance of $183,000 plus all accrued and unpaid interest due on July 21, 2011. At June 30, 2011, all amounts due under the WCS were classified as currently payable.

NOTE 11.  INCOME TAXES

The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. For the three and six month periods ended June 30, 2011, a federal income tax benefit recorded at a 34% rate against the Company’s loss for the period was offset fully by an increase in the Company’s valuation allowance against its deferred tax assets. Realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income, the timing and amounts of which, if any, are uncertain. Based on the Company’s history of operating losses and the uncertainty surrounding the Company’s ability to generate future income, the Company was unable to conclude that it is more likely than not that the deferred tax assets will be realized. Accordingly, the Company has recorded a valuation allowance against substantially all of its deferred tax assets at June 30, 2011 and December 31, 2010.

The Company paid approximately $8,000 and $38,000 to various state jurisdictions for income taxes during the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the Company had approximately $1.2 million of available capital loss carryforwards which expire in 2013.  If the Company is able to utilize the carryforwards in the future, the tax benefit of the carryforwards will be applied to reduce future capital gains of the Company.

As of June 30, 2011, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $20.0 million. This amount includes approximately $1.6 million of acquired NOLs which cannot be immediately utilized as a result of statutory limitations.  As a result of such statutory limitations, the Company will only be able to utilize approximately $160,000 of NOL and capital loss carryforwards per year.  The federal NOL carryforwards will begin to expire in 2028.  The Company has state NOL carryforwards of approximately $15.8 million which will be available to offset taxable state income during the carryforward period.  The state NOL carryforwards will also begin to expire in 2028.

NOTE 12.  STOCKHOLDERS’ (DEFICIT) EQUITY AND STOCK-BASED COMPENSATION ARRANGEMENTS

The Company has authorized 3,500,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001 as of June 30, 2011.

Common Stock

As of June 30, 2011, there were 6,812,279 shares of common stock issued and 6,799,276 shares of common stock outstanding.

On July 12, 2010, the Company completed the sale of 1,600,000 shares of the Company’s common stock in a public offering at a price of $6.00 per share.  The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of approximately $2.0 million, was approximately $7.6 million.

On February 11, 2010, the Board of Directors approved the issuance of 281,104 shares of restricted common stock to various members of the Board of Directors.  The fair value of the restricted common stock grants was determined to be $397,000, based on the price of the Company’s equity raise in the fourth quarter of 2009 and a marketability discount. The Company expensed approximately $25,000 during each of the three-month periods ending June 30, 2011 and 2010, and approximately $50,000 and $136,000 during the six-month periods ending June 30, 2011 and 2010, respectively. The remaining balance as of June 30, 2011 of approximately $162,000 will be expensed throughout the remaining vesting period of the restricted common stock grants until February 2013.

The following table summarizes the activity of non-vested restricted stock:

Non-vested shares at December 31, 2010	199,395
Shares granted	–
Shares forfeited	(2,287)
Shares vested	(86,333)
Non-vested shares at June 30, 2011	110,775

Preferred Stock

As of June 30, 2011 and December 31, 2010, there were no shares preferred stock issued or outstanding.

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

On January 14, 2009 and February 11, 2010, the Company’s Board of Directors approved and adopted amendments to the 2007 Plan, which increased the number of shares of common stock that may be issued under the plan to 1,208,409 shares and increased the maximum number of shares of common stock with respect to which stock rights may be granted to any participant in any fiscal year to 300,000 shares.  All other terms of the 2007 Plan remain in full force and effect.

As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guaranties, the Company issued 337,636 options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees.  The Company performed a Black-Scholes valuation on the options and determined that the value of the arrangements on February 11, 2010 was $542,000.  Of the $542,000, $403,000 was included as stock-based compensation expense in 2009 based on the value ascribed for the period from November 20, 2009 to December 31, 2009, and was included in accrued expenses in the December 31, 2009 consolidated balance sheet.  The stock-based compensation expense recorded for the three months ended June 30, 2011 and 2010 was approximately $6,300 and $28,000, respectively, and for the six months ended June 30, 2011 and 2010 was approximately $15,800 and $56,900, respectively.  As of June 30, 2011, all expense related to the grant had been recorded.  In May 2011, in conjunction with Mr. Rosenbaum’s Separation Agreement, the Company’s Board of Directors agreed to extend the term of Mr. Rosenbaum’s February 2010 Stock Option grant through April 30, 2018. Without such modification, the options would have expired 90 days after Mr. Rosenbaum’s separation of service from the Company. The modification to the stock option award resulted in incremental expense of approximately $334,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2011, as the options were fully vested and no further service was required from Mr. Rosenbaum.  In June 2011, the Board of Directors agreed to modify the term of Mr. Seremet’s February 2010 Stock Option grant, thereby allowing Mr. Seremet to exercise the option through April 30, 2018, regardless of continued employment with the Company. The Company calculated the incremental expense between the original option grant and the modified option grant by applying an estimated forfeiture percentage to the original grant. The modification of Mr. Seremet’s stock option resulted in the Company recording incremental expense of approximately $190,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2011, as the options were fully vested and no further service was required from Mr. Seremet.

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2011 and changes during the period is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,300,838	$4.54
Granted	42,138	$3.86
Forfeited and expired	(76,828)	$2.62
Outstanding at June 30, 2011	1,266,148	$4.64
Options exercisable at June 30, 2011	930,656	$5.11

The fair value of options granted during the first six months of 2011 was approximately $84,000, excluding modifications.

The following table summarizes information about outstanding stock options at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1,548.00	273	5.8	$1,548.00	273	$1,548.00
$1,350.00	235	7.2	$1,350.00	235	$1,350.00
$ 912.00	2,438	3.5	$912.00	2,438	$912.00
$ 180.00	1,250	7.6	$180.00	833	$180.00
$ 5.50	56,000	8.5	$5.50	4,000	$5.50
$ 3.86	42,138	9.7	$3.86	–	$3.86
$ 2.46	488,542	8.0	$2.46	247,605	$2.46
$ 1.50	675,272	6.8	$1.50	675,272	$1.50
$1.50 to $1,548.00	1,266,148	7.4	$4.64	930,656	$5.11

The following table summarizes the activity of non-vested outstanding stock options:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Non-vested shares at December 31, 2010	612,590	$3.02	9.2
Options granted	42,138	$3.86	9.7
Options vested	(252,477)	$2.91	8.0
Options forfeited or expired	(66,759)	$2.46	8.6
Non-vested shares at June 30, 2011	335,492	$3.33	8.8

As of June 30, 2011, there was approximately $289,000 of unrecognized compensation costs related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.0 year.

At June 30, 2011, there were 1,104,449 shares available for issuance under the 2007 Plan.

The intrinsic value of options outstanding at June 30, 2011 was approximately $0.5 million.

Warrants

As of June 30, 2011, there were 466,713 warrants outstanding with terms expiring through 2014, all of which are currently exercisable.

A summary of the status of the Company’s outstanding warrants as of June 30, 2011 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,039,703	$6.82
Granted	—	—
Exercised (cashless)	(572,990)	$0.01
Outstanding at June 30, 2011	466,713	$15.17
Warrants exercisable at June 30, 2011	466,713	$15.17

The following table summarizes information about outstanding warrants at June 30, 2011:

	Warrants Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$1,704.00	2,383	2.0	$1,704.00
$1,278.00	531	2.0	$1,278.00
$180.00	12,777	3.2	$180.00
$6.00	6,818	2.0	$6.00
$0.01	444,204	3.5	$0.01
$0.01 to $1,704.00	466,713	3.4	$15.17

NOTE 13.  INTEREST EXPENSE

	(Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest on various notes	$–	$25	$–	$55
Interest arising from amortization of warrants	–	95	–	216
Interest on financing arrangements	181	392	679	718
Interest expense	$181	$512	$679	$989

NOTE 14.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2011 and 2010 is as follows:

	(Amounts in Thousands)
	Six Months Ended June 30,
	2011	2010
Supplemental Data:
Cash paid for interest	$936	$718
Cash paid for income taxes	$8	$38

Supplemental schedule of non-cash investing and financing activities:
Transfer of option liability to equity	$–	$403
Par Value of Series A Preferred Stock converted to Common Stock	$–	$1
Par Value of Series B Preferred Stock converted to Common Stock	$–	$1
Cashless exchange of 572,990 warrants for 570,867 shares of Common Stock	$1	$–
Prepaid offering costs included in accrued expenses	$–	$750
Exchange of inventory to satisfy outstanding obligation	$1,680	$–
Reclassification of acquisition obligation to Note Payable	$620	$–

NOTE 15.  LITIGATION

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, on or around March 2, 2011, Atari, Inc. (“Atari”) commenced an action in the United States District Court for the Southern District of New York against the Company alleging that the Company had breached a sales agreement, dated October 24, 2008, as amended, and a sales agreement entered into on or about June 15, 2010, to sell finished, packaged video games to Atari for its resale to wholesalers and retailers in the U.S., Mexico and Canada. On May 6, 2011, the Company entered into a Settlement Agreement with Atari whereby, in exchange for dismissing the complaint with prejudice if the terms of the Settlement Agreement are followed, the Company agreed to transfer to Atari full ownership of, and rights to sell and convey good title to certain units of video games listed therein, for a value of approximately $1.7 million, which amount was accrued for at December 31, 2010. As of June 30, 2011, the Company fully satisfied the terms of the Settlement Agreement and Atari dismissed the complaint with prejudice on August 16, 2011.

On July 22, 2011 Bruce E. Ricker, individually and on behalf of all purchasers of the common stock of the Company from May 17, 2010 through April 15, 2011, filed a putative class action complaint in the United States District Court for the Southern District of Ohio. The complaint alleges that the Company, Mark Seremet, the Company’s Chief Executive Officer, and David Fremed, the Company’s Chief Financial Officer, knowingly or recklessly violated the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by making false material statements or failing to disclose material information in order to make statements not misleading in connection with certain financial statements of the Company. Specifically, the complaint relies upon the Company’s April 15, 2011 restatement of its unaudited consolidated financial statements for the three months ended March 31, 2010, the three and six months ended June 30, 2010 and the three and nine months ended September 30, 2010, as the basis for its allegations that the Company’s financial statements filed for those periods contained materially false statements.  The defendants and their counsel are in the process of reviewing and assessing the complaint’s allegations. As a result, the Company cannot reasonably estimate any potential loss or exposure at this time.

The Company has received a subpoena from the Securities and Exchange Commission requesting certain information in connection with the restatement of the Company’s financial statements referred to above. The Company intends to fully cooperate with the Securities and Exchange Commission.

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

NOTE 16.  RELATED PARTY TRANSACTIONS

On April 6, 2009, the Company entered into an amended and restated purchase order financing arrangement with Wells Fargo.  In connection with the amended agreement, Mark Seremet, President and Chief Executive Officer of Zoo Games and a director of Zoo Entertainment, and David Rosenbaum, the former President of Zoo Publishing, entered into a Guaranty with Wells Fargo, pursuant to which Messrs. Seremet and Rosenbaum agreed to guarantee the full and prompt payment and performance of the obligations under the Assignment Agreement and the Security Agreement.  On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum (the “Fee Letters”), pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into the guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the guaranty and Loan remain in full force and effect.  With the termination of the Wells Fargo financing in June 2011, this monthly fee is discontinued.

On October 1, 2010, the Company entered into an Amended and Restated Letter Agreement with each of Mark Seremet and David Rosenbaum, which among other things, the Company agreed to compensate each of Messrs. Seremet and Rosenbaum in consideration for each of their guarantees of the increased indebtedness incurred by the Company under the WCS Second Amendment, for so long as such guarantees and loan remain in full force and effect, an additional $25,000 on each of October 1, 2010, January 1, 2011, April 1, 2011 and July 1, 2011. Mr. Seremet’s guaranty remains in effect with the Limited Recourse Agreement.

On May 16, 2011, the Company entered into the Amendment. Pursuant to the Amendment, the Company agreed to continue to pay Mr. Rosenbaum a monthly fee of $7,000 for so long as the Loan and guaranty from Wells Fargo continue to remain in full force and effect. In addition, the Company agreed to pay Mr. Rosenbaum $25,000 on each of May 31, 2011 and July 1, 2011 for so long as such guaranties and the Loan remain in full force and effect. With the termination of the WCS financing in June 2011, Mr. Rosenbaum’s monthly and quarterly fees are discontinued.

As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guaranties, the Company issued 337,636 options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees.  The Company performed a Black-Scholes valuation on the options and determined that the value of the arrangements on February 11, 2010 was $542,000.  Of the $542,000, $403,000 was included as stock-based compensation expense in 2009 based on the value ascribed for the period from November 20, 2009 to December 31, 2009, and was included in accrued expenses in the December 31, 2009 consolidated balance sheet.  The stock-based compensation expense recorded for the three months ended June 30, 2011 and 2010 was approximately $6,300 and $28,000, respectively, and the stock-based compensation expense recorded for the six months ended June 30, 2011 and 2010 was approximately $15,800 and $56,900, respectively. At June 30, 2011, the options were fully vested and all expense was recorded. In May 2011, in conjunction with Mr. Rosenbaum’s Separation Agreement, the Company’s Board of Directors agreed to extend the term of Mr. Rosenbaum’s February 2010 Stock Option grant through April 30, 2018. Without such modification, the options would have expired 90 days after Mr. Rosenbaum’s separation of service from the Company. The modification to the stock option award resulted in incremental expense of approximately $334,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2011, as the options were fully vested and no further service was required from Mr. Rosenbaum.  In June 2011, the Board of Directors agreed to modify the term of Mr. Seremet’s February 2010 Stock Option grant, thereby allowing Mr. Seremet to exercise the option through April 30, 2018, regardless of continued employment with the Company. The Company calculated the incremental expense between the original option grant and the modified option grant by applying an estimated forfeiture percentage to the original grant. The modification of Mr. Seremet’s stock option resulted in the Company recording incremental expense of approximately $190,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2011, as the options were fully vested and no further service was required from Mr. Seremet.

In June 2011, Mr. Seremet agreed to take no further payments related to his personal guarantees relating to the New Factoring Agreement. In August 2011, Mr. Seremet forgave $35,000 of amounts unpaid and due to him as of June 30, 2011 for his personal guarantees of the Company’s financing facilities.

NOTE 17.	SUBSEQUENT EVENTS

On July 5, 2011, the Company issued 134,831 shares of common stock to a vendor in partial satisfaction of an obligation.

On July 13, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors, including the Company’s insiders and largest institutional stockholder, pursuant to which the Company agreed to sell to the investors in a private offering (i) an aggregate of up to 803,355 shares of the Company’s common stock and (ii) two and one-half year warrants to acquire up to an additional 803,355 shares of Common Stock. The purchase price for each unit consisting of one share and one warrant was $2.085 (the “Offering”). Each warrant is exercisable on a ratio of one share of common stock for every one share of common stock purchased by an investor with an exercise price equal to $1.96, commencing January 15, 2012 and ending January 15, 2014. The warrants contain customary limitations on the amount of the warrants that can be exercised. On July 15, 2011, the Company completed the Offering. Net proceeds to the company from the Offering were approximately $1.6 million. The proceeds were used primarily to pay down the WCS Note for $183,000 and for general corporate purposes.

On July 13, 2011, Zoo Publishing entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute the Company’s legacy console assets.  The agreement grants the distributor the exclusive right to purchase video games from the Company and sell and distribute such video games to wholesalers and retailers in the United States, South America and Europe for a term of three years. The Company earns a royalty against the distributor’s net receipts from sales, a portion of which is paid as a per unit fee for each unit manufactured.

On July 14, 2011, Zoo Publishing entered into the First Amendment to Amended and Restated Factoring and Security Agreement (the “Amendment”) with Panta, pursuant to which the parties agreed to amend the New Factoring Agreement to increase the amount of credit available under the New Factoring Agreement by $850,000, to increase the amount due to Panta by approximately $1.2 million and to amend certain other terms and conditions of the New Factoring Agreement, including the timing of the minimum installment payment schedule. All amounts borrowed under the Amendment must be repaid by December 4, 2011, which amounts include total borrowings of approximately $2.9 million and interest earned of approximately $1.1 million.

In addition, the Company has signed important litigation settlements with two vendors, reducing the Company’s current liabilities by approximately $2.5 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included in this report. In this discussion, the words “Company”, “we”, “our” and “us” refer to the Company and its operating subsidiaries, Zoo Games, Zoo Publishing, and indiePub, Inc.  This discussion contains certain forward-looking statements that involve substantial risks, assumptions and uncertainties. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “could” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other reports we file with the Securities and Exchange Commission and elsewhere herein. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

The Company is a developer, publisher and distributor of interactive entertainment software for use on all major platforms including: Nintendo’s Wii, DS and 3DS; Sony’s PlayStation 3 (“PS3”); Microsoft’s Xbox 360 and its controller-free accessory, Kinect; Android mobile devices; and iOS devices including iPod Touch, iPad and iPhone. We also develop and publish downloadable games for “connected services” including mobile devices, Microsoft’s Xbox Live Arcade (“XBLA”), Sony’s PlayStation Network (“PSN”), Nintendo’s DsiWare, Facebook, and Steam, a platform for hosting and selling downloadable PC/Mac software.

Our current overall business strategy has shifted with the changes we are seeing within the industry. We are phasing out our retail business of family-oriented, often-branded, console titles, and shifting our focus to digital downloadable content on platforms such as XBLA and PSN, as well as mobile gaming. Our digital business focuses on bringing fresh, innovative content to digital distribution channels, as well as mobile devices.  We operate indiePub (www.indiepub.com), an innovative content creation site that is designed to capitalize on opportunities in the emerging and high-growth digital entertainment space by serving as a source for content for future development and eventual publication. IndiePub fosters the independent gaming community by playing host to independent game developers and players and providing developers with the resources they need to collaborate, publish and create great games.

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

Zoo Entertainment

Zoo Entertainment, Inc. was originally incorporated in the State of Nevada on February 13, 2003 under the name Driftwood Ventures, Inc. On December 20, 2007, through a merger, the Company reincorporated in the State of Delaware and changed its name to Zoo Entertainment, Inc. in December 2008.

Currently, we have determined that we operate in one segment in the United States.

Recent Developments

On July 5, 2011, we issued 134,831 shares of common stock to a vendor in partial satisfaction of an obligation.

On July 13, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors, including the Company’s insiders and largest institutional stockholder, pursuant to which we agreed to sell to the investors in a private offering (i) an aggregate of up to 803,355 shares of the Company’s common stock and (ii) two and one-half year warrants to acquire up to an additional 803,355 shares of common stock. The purchase price for each unit, consisting of one share and one warrant, was $2.085 (the “Offering”). Each warrant is exercisable on a ratio of one share of common stock for every one share of common stock purchased by an investor with an exercise price equal to $1.96, commencing January 15, 2012 and ending January 15, 2014. The warrants contain customary limitations on the amount of the warrants that can be exercised. On July 15, 2011, we completed the Offering. Net proceeds to the Company from the Offering were approximately $1.6 million. The proceeds were used primarily to pay down the WCS Note for $183,000 and for general corporate purposes.

On July 13, 2011, Zoo Publishing entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute the Company’s legacy console assets.  The agreement grants the distributor the exclusive right to purchase video games from us and sell and distribute such video games to wholesalers and retailers in the United States, South America and Europe for a term of three years. Under the agreement, we earn a royalty against the distributor’s net receipts from sales, a portion of which is paid as a per unit fee for each unit manufactured.

On July 14, 2011, Zoo Publishing entered into the First Amendment to Amended and Restated Factoring and Security Agreement (the “Amendment”) with Panta, pursuant to which the parties agreed to amend the New Factoring Agreement to increase the amount of credit available under the New Factoring Agreement by $850,000, to increase the amount due to Panta by approximately $1.2 million and to amend certain other terms and conditions of the New Factoring Agreement, including the timing of the minimum installment payment schedule. All amounts borrowed under the Amendment must be repaid by December 4, 2011, which amounts include total borrowings of approximately $2.9 million and interest earned of approximately $1.1 million.

In addition, we have signed important litigation settlements with two vendors, resulting in a reduction of our current liabilities by approximately $2.5 million.

Results of Operations

For the Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data) For the Three Months Ended June 30,
	2011		2010

Revenue	$3,651	100%	$9,798	100%
Cost of goods sold	6,100	167	7,907	81
Gross (loss) profit	(2,449)	(67)	1,891	19
Operating expenses:
General and administrative	2,739	75	1,190	12
Selling and marketing	715	20	1,220	12
Research and development	1,802	49	–	–
Impairment of intangible assets	1,749	48	–	–
Depreciation and amortization	453	12	495	5
Total operating expenses	7,458	204	2,905	29
Loss from operations	(9,907)	(271)	(1,014)	(10)
Interest expense, net	(181)	(5)	(512)	(5)
Loss from operations before income taxes	(10,088)	(276)	(1,526)	(16)
Income tax benefit	–	–	561	6
Net loss	$(10,088)	(276)%	$(965)	(10)%
Loss per common share – basic and diluted	$(1.54)		$(0.22)

Net Revenues.  Net revenues for the three months ended June 30, 2011 were approximately $3.7 million, compared to approximately $9.8 million for the comparable 2010 period. Sales in both periods consist primarily of casual game sales in North America.  The breakdown of gross sales by platform is as follows:

	Three Months Ended June 30,
	2011	2010
Nintendo Wii	74%	83%
Nintendo DS	26%	17%

Sales of all software for Nintendo Wii and DS products decreased approximately 22% from the second quarter of 2010 to 2011, according to The NPD Group, an independent global provider of consumer and retail market research information.  Our two largest distributors during the 2010 year, who combined represented 52% of our sales for the second quarter of 2010, did not purchase any product in the three months ended June 30, 2011.  The biggest sellers during the 2011 period were (i) Monster Truck Mayhem for the Nintendo Wii platform, (ii) Martian Panic bundled with our gun blaster for the Nintendo Wii platform, and (iii) Dream Chronicles for the Nintendo DS platform.  The various Wii games bundled with our gun blaster, bow, rod and wheel peripherals accounted for approximately 43% of our revenue during the 2011 period and approximately 35% during the comparable 2010 period. The biggest sellers during the 2010 period were (i) Chicken Blaster with our gun blaster for the Nintendo Wii platform, (ii) Bigfoot Collision Course on the Nintendo Wii platform, and (iii) Deal or No Deal on the Nintendo Wii platform.  The 2011 period consisted of approximately 377,000 units sold in North America at an average gross price of $10.15, while the 2010 period consisted of approximately 962,000 units sold in North America at an average gross price of $11.10.  The average price decrease resulted primarily due to the placement of several of our products into value programs to facilitate sales during the quarter. Sales allowances provided to customers for returns, markdowns, price protection and other deductions were 10% of gross sales for the three months ended June 30, 2011, as compared to 4% of gross sales for the three months ended June 30, 2010. The increase was due primarily to large price protection allowances for certain products sold in the 2011 period.

Gross (Loss) Profit.  Gross loss for the three months ended June 30, 2011 was approximately $(2.4) million, or (67%) of net revenue, while the gross profit for the three months ended June 30, 2010 was approximately $1.9 million, or 19% of net revenue.  The costs included in cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues.  The 2011 sales were primarily catalogue product sold at a price slightly above the current value of the inventory, therefore generating minimal gross profit. The gross margin was adversely affected by the acceleration of approximately $1.2 million of product development amortization on our catalogue products due to reforecasting of projected future sales for each game in conjunction with the Company’s move towards its digital strategy. In addition, during the second quarter of 2011, we downwardly revised sales expectations for two products that we intend to release in late 2011, which resulted in an additional $272,000 of product development costs. Increased inventory reserves for product being sold below cost or that we may be unable to sell accounted for approximately $683,000 of additional expense during the quarter, and approximately $200,000 of additional royalty expense as a result of changes in estimated unit sales for certain of our products.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2011 were approximately $2.7 million as compared to approximately $1.2 million for the comparable period in 2010.  Non-cash stock-based compensation included in general and administrative expenses for the three months ended June 30, 2011 was approximately $647,000, and included approximately $534,000 of expense related to the modification of stock option awards granted primarily to our Chief Executive Officer and our former President. For the three months ended June 30, 2010, non-cash stock-based compensation was approximately $117,000. The 2011 period includes $465,000 of expenses relating to the early retirement and commitment fees paid to terminate the WCS and Wells Fargo financing facilities and related professional fees.  The department costs included in general and administrative expenses include executive, finance, legal, information technology, product development, administration, warehouse operations and digital/indiePub initiatives. The increase in general and administrative expenses is due primarily to the increase in headcount from four employees in the 2010 period to a maximum of 15 employees in the 2011 period, resulting in an increase of approximately $160,000 of salaries and related expenses.  In addition, there were six employees whose function’s classification shifted from selling and marketing in the 2010 period to general and administrative in the 2011 period, resulting in an increase of approximately $150,000 in general and administrative expenses from 2010 to 2011.  Payments made to executives for their guarantees of  the Company’s receivable factoring facility approximated $50,000 in second quarter of 2011, while this guarantee was not in effect during the comparable 2010 quarter.  The indiePub and digital initiative costs included in general and administrative expenses for the 2011 period were approximately $192,000.

Selling and Marketing Expenses.  Selling and marketing expenses decreased from approximately $1.2 million for the three months ended June 30, 2010 to approximately $0.7 million for the three months ended June 30, 2011.  As these costs are primarily fixed in nature, such as payroll expenses, they did not decrease to the same extent as our net revenues.

Research and Development. We incurred research and development expenses of approximately $1.8 million during the three months ended June 30, 2011 to expense costs relating to the development of games that were abandoned during the period. There were no write-offs during the comparable 2010 period.

Impairment of Intangible Assets. During the first six months of 2011, we continued to incur significant losses due primarily to a decline in the retail market for our products. In July 2011, our wholly-owned subsidiary, Zoo Publishing, entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute Zoo’s legacy console assets.  The losses, coupled with a substantially revised reduction in projected unit sales, and acceleration of our shift from the retail boxed product triggered us to test our definite-lived intangible assets for potential impairment. As a result, we recorded an impairment loss of approximately $1.7 million related to our acquisition of Zoo Publishing in 2007 in accordance with the provisions of ASC 360-10-35-47. Of the $1.7 million of impairment, approximately $0.7 million was related to trademarks and the remaining $1.0 million was related to content.

Depreciation and Amortization Expenses.  Depreciation and amortization costs for the three months ended June 30, 2011 were approximately $453,000 compared to approximately $495,000 in the 2010 period. The amortization of intangible assets was $420,000 for the three months ended June 30, 2011, compared to approximately $412,000 for the three months ended June 30, 2010, due to the shortened lives of such assets.  The balance relates to depreciation of fixed assets during each period.

Interest Expense.  Interest expense for the three months ended June 30, 2011 was $181,000 as compared to $512,000 for the three months ended June 30, 2010. The 2011 period includes $124,000 of interest for the receivable factoring facility, $17,000 of interest for the purchase order financing facility and $40,000 for the Panta note.  The 2010 period includes $243,000 of interest for the receivable factoring facility, $149,000 of interest for the purchase order financing facility, $25,000 for the Solutions 2 Go loan and $95,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights.

Income Taxes.  We recorded no income tax benefit for the three months ended June 30, 2011 against our pre-tax loss of approximately $10.0 million.  A federal income tax benefit calculated at a 34% rate was fully offset by an increase in our valuation allowance against our deferred tax assets, as we could not conclude that it was more likely than not that the deferred tax assets would be realized. We recorded an income tax benefit of approximately $561,000 for the three months ended June 30, 2010 against pre-tax loss of approximately $1.5 million.

Loss Per Common Share.  The basic and diluted loss per share for the three months ended June 30, 2011 was $(1.54) based on a weighted average shares outstanding for the period of approximately 6.6 million shares. The basic loss per share for the three months ended June 30, 2010 was $(0.22) based on weighted average shares outstanding for the period of approximately 4.4 million shares.

For the Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data) For the Six Months Ended June 30,
	2011		2010

Revenue	$7,432	100%	$26,460	100%
Cost of goods sold	10,791	145	20,837	79
Gross (loss) profit	(3,359)	(45)	5,623	21
Operating expenses:
General and administrative	4,938	66	2,795	11
Selling and marketing	1,760	24	2,336	9
Research and development	2,263	30	–	–
Impairment of intangible assets	1,749	24	–	–
Depreciation and amortization	906	12	999	4
Total operating expenses	11,616	156	6,130	23
Loss from operations	(14,975)	(202)	(507)	(2)
Interest expense, net	(679)	(9)	(989)	(4)
Loss from operations before income taxes	(15,654)	(211)	(1,496)	(6)
Income tax benefit	–	–	552	2
Net loss	$(15,654)	(211)%	$(944)	(4)%
Loss per common share - diluted	$(2.47)		$(0.34)

Net Revenues.  Net revenues for the six months ended June 30, 2011 were approximately $7.4 million compared to approximately $26.5 million for the six months ended June 30, 2010.  Sales in both periods consist primarily of casual game sales in North America.  The breakdown of gross sales by platform is as follows:

	Six Months Ended June 30,
	2011	2010
Nintendo Wii	70%	73%
Nintendo DS	24%	27%
SONY PS3	3%	0%
Microsoft Xbox 360	3%	0%

Sales of all software for Nintendo Wii and DS products decreased approximately 20% from the first six months of 2010 to 2011, according to The NPD Group, an independent global provider of consumer and retail market research information.  Our two largest distributors during the 2010 year, who combined represented 42% of our sales for the first six months of 2010, did not purchase any product in the six months ended June 30, 2011.  The biggest sellers during the 2011 period were (i) Minute to Win It for the Nintendo Wii platform, (ii) Remington Great American Bird Hunt for the Nintendo Wii platform, bundled with our gun blaster, and (iii) Monster Truck Mayhem for the Nintendo Wii platform.  The various Wii games bundled with our gun blaster, bow, rod and wheel peripherals accounted for approximately 39% of our revenue during the 2011 period and approximately 27% during the comparable 2010 period. The biggest sellers during the 2010 period were (i) Deal or No Deal on the Nintendo Wii platform, (ii) Chicken Blaster bundled with our gun blaster for the Nintendo Wii platform, and (iii) Deer Drive bundled with our gun blaster for the Nintendo Wii platform.  The 2011 period consisted of approximately 654,000 units sold in North America at an average gross price of $13.10, while the 2010 period consisted of approximately 2.5 million units sold in North America at an average gross price of $11.17.  The average price increase resulted primarily from the sale of approximately 21,000 PS3 and 21,000 Xbox Mayhem 3D at a gross price of approximately $30.00 per unit in the 2011 period.  Sales allowances provided to customers for returns, markdowns, price protection and other deductions were 18% of gross sales for the six months ended June 30, 2011, as compared to 4% of gross sales for the six months ended June 30, 2010. The increase was due primarily to large price protection allowances for certain products sold in the 2011 period.

Gross (Loss) Profit.  Gross loss for the six months ended June 30, 2011 was approximately $(3.4) million, or (45%) of net revenue, while the gross profit for the six months ended June 30, 2010 was approximately $5.6 million, or 21% of net revenue.  The costs included in cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues.  The 2011 sales were primarily catalogue product sold at a price slightly above the current value of the inventory, therefore generating minimal gross profit. The gross margin was adversely affected by the acceleration of approximately $2.3 million of product development amortization on our catalogue products due to their shortened expected lives, as the Company moves towards its digital strategy. In addition, during 2011, we downwardly revised sales expectations for two products that we intend to release in late 2011, which resulted in an additional $272,000 of product development costs. Increased inventory reserves for product being sold below cost or that we may be unable to sell accounted for approximately $1.4 million of additional expense during 2011, and approximately $458,000 of additional royalty expense as a result of changes in estimated unit sales for certain of our products.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2011 were approximately $4.9 million as compared to approximately $2.8 million for the comparable period in 2010.  Non-cash stock-based compensation included in general and administrative expenses was approximately $752,000 and $362,000 for the six months ended June 30, 2011 and 2010, respectively. Non-cash stock-based compensation included in general and administrative expenses for the six months ended June 30, 2011 included approximately $534,000 of expense related to the modification of stock option awards granted primarily to our Chief Executive Officer and our former President. The 2011 period includes $465,000 of expenses relating to the early retirement and commitment fees paid to terminate the WCS and Wells Fargo financing facilities and related professional fees. The department costs included in general and administrative expenses include executive, finance, legal, information technology, product development administration, warehouse operations and digital/indiePub initiatives. The increase in general and administrative expenses is due primarily to the increase in headcount from a maximum of six employees in the 2010 period to a maximum of 19 employees in the 2011 period, resulting in an increase of approximately $510,000 of salaries and related expenses.  In addition, there were six employees whose function’s classification shifted from selling and marketing in the 2010 period to general and administrative in the 2011 period, resulting in an increase of approximately $300,000 in general and administrative expenses from 2010 to 2011.  In addition, amounts paid to executives for their guarantees of  the Company’s receivable factoring facility approximated $100,000 in first six months of 2011, while this guarantee was not in effect during the comparable 2010 period. We also incurred approximately $172,000 of additional legal and audit professional fees during the first six months of 2011. The indiePub and digital initiative costs included in general and administrative expenses for the 2011 period were approximately $354,000.

Selling and Marketing Expenses.  Selling and marketing expenses decreased from approximately $2.3 million for the six months ended June 30, 2010 to approximately $1.8 million for the six months ended June 30, 2011. As these costs are primarily fixed in nature, such as payroll expenses, they did not decrease to the same extent as our net revenues. This decrease was offset by increased expense for prize winners of game contests held on our indiePub site of $250,000.

Research and Development. We incurred research and development expenses of approximately $2.3 million during the first six months of 2011 to expense costs relating to the development of games that were abandoned during the period. There were no write-offs during the comparable 2010 period.

Impairment of Intangible Assets. During the first six months of 2011, we continued to incur significant losses due primarily to a decline in the retail market for our products. In July 2011, our wholly-owned subsidiary, Zoo Publishing, entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute Zoo’s legacy console assets.  The losses, coupled with a substantially revised reduction in projected unit sales, and acceleration of our shift from the retail boxed product triggered us to test our definite-lived intangible assets for potential impairment. As a result,  we recorded an impairment loss of approximately $1.7 million related to our acquisition of Zoo Publishing in 2007 in accordance with the provisions of ASC 360-10-35-47. Of the $1.7 million of impairment, approximately $0.7 million was related to trademarks and the remaining $1.0 million was related to content.

Depreciation and Amortization Expenses.  Depreciation and amortization costs for the six months ended June 30, 2011 were approximately $906,000 compared to approximately $999,000 in the 2010 period. The amortization of intangible assets was approximately $839,000 for the six months ended June 30, 2011, compared to approximately $823,000 for the six months ended June 30, 2010, due to the shortened lives of such assets.  The balance relates to depreciation of fixed assets during each period.

Interest Expense.  Interest expense for the six months ended June 30, 2011 was $679,000 as compared to $989,000 for the six months ended June 30, 2010. The 2011 period includes $574,000 of interest for the receivable factoring facility, $65,000 of interest for the purchase order financing facility, and $40,000 for the Panta note payable.  The 2010 period includes $360,000 of interest for the receivable factoring facility, $352,000 of interest for the purchase order financing facility, $55,000 for the Solutions 2 Go loan and $216,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights.

Income Taxes.  We recorded no income tax benefit for the six months ended June 30, 2011 against our pre-tax loss of approximately $15.7 million.  A federal income tax benefit calculated at a 34% rate was fully offset by an increase in our valuation allowance against our deferred tax assets, as we could not conclude that it was more likely than not that the deferred tax assets would be realized. We recorded income tax benefit of $552,000 for the six months ended June 30, 2010 against pre-tax loss of approximately $1.5 million.

Loss Per Common Share.  The basic and diluted loss per share for the six months ended June 30, 2011 was $(2.47) based on a weighted average shares outstanding for the period of approximately 6.3 million shares. The basic and diluted loss per share for the six months ended June 30, 2010 was $(0.34) based on weighted average shares outstanding for the period of approximately 2.8 million shares.

Liquidity and Capital Resources

We incurred a net loss of approximately $15.7 million for the six months ended June 30, 2011 and net loss of approximately $944,000 for the six months ended June 30, 2010.  Our principal sources of cash during both the 2011 and 2010 periods were the use of our purchase order and receivable financing arrangements, and cash generated from operations throughout the periods.

Net cash provided by operating activities for the six months ended June 30, 2011 was approximately $7.6 million, due primarily to a decrease in receivables and due from factor resulting from the collection of the December 31, 2010 receivables, as well a decrease in inventory as we sold a significant amount of the December 31, 2010 inventory during the first six months of 2011.  This was offset by cash utilized for operating expenses during the first six months of 2011.  Net cash used in operating activities for the six months ended June 30, 2010 was approximately $2.6 million, consisting primarily of the use of customer advances for product sales in the period, product development costs and building inventory for future sales, offset by an increase in payables.

Net cash used in investing activities was approximately $65,000 and $138,000 for the six months ended June 30, 2011 and June 30, 2010, respectively.  In each period, the amount used was for the purchase of fixed assets.

Net cash used in financing activities for the six months ended June 30, 2011 was approximately $7.8 million, consisting of net repayments of approximately $8.0 million on our receivable factoring facility, net repayments of approximately $1.6 million on our purchase order financing facility and net borrowings of approximately $1.6 million on our limited recourse agreement.  This was offset by the issuance of the WCS Note for $183,000 in 2011. Net cash provided by financing activities for the six months ended June 30, 2010 was approximately $910,000, which included approximately $1.4 million of net borrowings from the financing facilities offset by $50,000 of payments related to prepaid offering costs and $435,000 of repayments of Solutions 2 Go customer advances.

July 2011 Equity Raise

On July 13, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors, including the Company’s insiders and largest institutional stockholder, pursuant to which the Company agreed to sell to the investors in a private offering (i) an aggregate of up to 803,355 shares of the Company’s common stock and (ii) two and one-half year warrants to acquire up to an additional 803,355 shares of Common Stock. The purchase price for each unit consisting of one share and one warrant was $2.085 (the “Offering”). Each warrant is exercisable on a ratio of one share of common stock for every one share of common stock purchased by an investor with an exercise price equal to $1.96, commencing January 15, 2012 and ending January 15, 2014. The warrants contain customary limitations on the amount of the warrants that can be exercised. On July 15, 2011, the Company completed the Offering. Net proceeds to the company from the Offering were approximately $1.6 million. The proceeds will be used primarily to pay down the WCS Note of $183,000 and for general corporate purposes.

Factoring Facility

We previously utilized a factoring facility with Working Capital Solutions, Inc.  (“WCS”), which utilizes existing accounts receivable in order to provide working capital to fund our continuing business operations.  Under the terms of our factoring and security agreement (the “Original Factoring Agreement”), our receivables were sold to WCS, with recourse.  WCS, in its sole discretion, determined whether or not it would accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable was accepted by WCS, WCS provided funding, subject to the terms and conditions of the Original Factoring Agreement.  The amount remitted to us by WCS equaled the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less a reserve percentage (currently 30%).  In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor could require the receivable to be repurchased by us in accordance with the Original Factoring Agreement.  The amounts to be paid by us to WCS for any accepted receivable included a factoring fee of 0.56% (0.60% prior to November 30, 2010) for each ten (10) day period the account was open.  During the six months ended June 30, 2011 and 2010, we sold approximately $11.6 million and $9.8 million, respectively, of receivables to WCS with recourse.  At June 30, 2011 and December 31, 2010, accounts receivable and due from WCS included approximately $0 and approximately $11.3 million, respectively, of amounts due from our customers to WCS.  WCS had an advance outstanding to us of approximately $0 and $8.0 million as of June 30, 2011 and December 31, 2010, respectively, which is included in financing arrangements in the current liability section of our condensed consolidated balance sheets.  The interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were approximately $124,000 and $243,000 for the three-month periods ended June 30, 2011 and 2010, respectively, and $574,000 and $360,000 for the six-month period ended June 30, 2011 and 2010, respectively.

On April 1, 2010, we entered into a First Amendment to Factoring and Security Agreement (the “WCS Amendment”) with WCS, which amended the Original Factoring Agreement to, among other things increase the maximum amount of funds available pursuant to the facility to $5,250,000.  On October 1, 2010, we entered into a Second Amendment to Factoring and Security Agreement with WCS (the “WCS Second Amendment”) which further amended the Original Factoring Agreement to, among other things, increase the maximum amount of funds available pursuant to the facility to $8,000,000.  On November 30, 2010, we entered into a Third Amendment to Factoring and Security Agreement with WCS (the “WCS Third Agreement”) which further amended the Original Factoring Agreement to, among other things: (i) increase the reserve percentage from 25% to 30%; and (ii) reduce the factoring fee percentage for each ten (10) day period from 0.60% to 0.56%.

On June 24, 2011, Zoo Publishing and the Company entered into the Termination Agreement under Factoring and Security Agreement (the “WCS Termination Agreement”) with WCS, pursuant to which the Company and WCS (i) terminated that certain Original Factoring  Agreement and (ii) provided for the payment of all outstanding obligations owed to WCS under the Original Factoring Agreement in the amount of approximately $992,500, including $157,000 of a $340,000 early termination fee. In connection therewith, Zoo Publishing issued a Deficiency Promissory Note to WCS in the amount of $340,000 (the “WCS Note”) as payment for the early termination fee, $157,000 of which was satisfied. The WCS Note bears interest at a rate of 12% per annum and is payable in accordance with the terms and conditions of the WCS Note with the entire remaining principal balance of $183,000 plus all accrued and unpaid interest due on July 21, 2011.  The early termination fee of $340,000 was included in general and administrative expenses in the three and six months ended June 30, 2011 in the condensed consolidated statement of operations.  On July 18, 2011, the Company fully satisfied the WCS Note for a total of $184,443, which was the principal amount plus all interest due as of that date.

Purchase Order Facility

In addition to the receivable financing agreement with WCS, we also utilized purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacturing of our video game products.  Under the terms of that certain assignment agreement (the “Assignment Agreement”), we assigned purchase orders received from customers to Wells Fargo, and requested that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which could accept or decline the assignment of specific purchase orders, retained us to manufacture, process and ship ordered goods, and paid us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods.  Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigned the applicable purchase order to us.  Wells Fargo was not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeds $5,000,000.  The Assignment Agreement was for an initial term of 12 months, and continued thereafter for successive 12 month renewal terms unless either party terminated the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement was renewed for one or more 12 month terms, for each such 12 month term, we agreed to pay to Wells Fargo a commitment fee which was payable upon the earlier of the anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees were subject to waiver if certain product volume requirements were met.  In connection with the Assignment Agreement, on April 6, 2009, we also entered into an amended and restated security agreement and financing statement (the “Security Agreement”) with Wells Fargo.  The Security Agreement amended and restated in its entirety that certain security agreement and financing statement, by and between Transcap Trade Finance, LLC and us, dated as of August 20, 2001.  Pursuant to the Security Agreement, we granted to Wells Fargo a first priority security interest in certain of our assets as set forth in the Security Agreement, as well as a subordinate security interest in certain other of our assets (the “Common Collateral”), which security interest was subordinate to the security interests in the Common Collateral held by certain of our senior lenders, as set forth in the Security Agreement.

On April 6, 2010, we and Wells Fargo entered into an amendment to the existing Assignment Agreement.  Pursuant to the amendment, the parties agreed to, among other things: (i) increase the amount of funding available pursuant to the facility to $10,000,000; (ii) reduce the set-up funding fee to 2% and increase the total commitment fee to approximately $407,000 for the next 12 months and to $400,000 for the following 12 months if the Assignment Agreement was renewed for an additional year; (iii) reduce the interest rate to prime plus 2% on outstanding advances; and (iv) extend its term until April 5, 2011, subject to automatic renewal for successive 12 month terms unless either party terminates the Assignment Agreement with written notice 30 days prior to the end of the initial term or any renewal term.  In consideration for the extension, we paid to Wells Fargo an aggregate fee of approximately $32,000.

On April 6, 2011, we and Wells Fargo entered into an amendment to the existing agreement. Pursuant to the amendment, the parties agreed to, among other things: (i) decrease the amount of funding available pursuant to the facility to $5,000,000; (ii) reduce the commitment fee to $200,000 for the next 12 months; and (iii) extend its term until April 5, 2012, subject to automatic renewal for successive 12 month terms unless either party terminated the agreement with written notice 30 days prior to the end of the initial term or any renewal term.

On June 24, 2011, Zoo Publishing, the Company and Wells Fargo entered into a Termination Agreement.  Pursuant to the Termination Agreement, the Company paid off the balance due of approximately $147,000 and paid $50,000 in full satisfaction of the commitment fee.  The commitment fee was included in general and administrative expenses in the three and six months ended June 30, 2011 in the condensed consolidated statement of operations.  Wells Fargo released all security interests that they and their predecessors held on the Company.

The amounts outstanding as of June 30, 2011 and December 31, 2010 were approximately $0 and $1.6 million, respectively, which is included in financing arrangements in the current liability section of our condensed consolidated balance sheets.  The interest rate on advances was prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4.0%. As of June 30, 2011 and 2010, the effective interest rate was 5.25% and 7.25%, respectively.  The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were $17,000 and $149,000 for the three months ended June 30, 2011 and 2010, respectively, and $65,000 and $352,000 for the six months ended June 30, 2011 and 2010, respectively.

Limited Recourse Agreement

On June 24, 2011, in connection with the WCS Termination Agreement, WCS agreed to assign all of its rights, title and interest in and to the Original Factoring Agreement and all Collateral to Panta Distribution, LLC (“Panta”) pursuant to a Limited Recourse Agreement, dated as of June 24, 2011 (the “Limited Recourse Agreement”). On June 24, 2011, the Company and Panta also entered into an Amended and Restated Factoring and Security Agreement (the “New Factoring Agreement”), pursuant to which the Company agreed to pay Panta all outstanding indebtedness under the Limited Recourse Agreement and to sell to Panta its accounts receivable with recourse. Simultaneously with the assignment and sale of the accounts receivable, Panta would provide funding to Zoo Publishing of up to a maximum of $2.0 million, subject to the terms and conditions of the New Factoring Agreement, to pay off the Company’s existing obligations under the Assignment Agreement and the Original Factoring Agreement. For amounts borrowed under the New Factoring Agreement, the Company is required to repay Panta $2,797,000 by December 31, 2011, which includes amounts borrowed plus interest earned. Under the agreement, accounts receivable assigned to Panta will be collected by Panta directly and applied to the amounts owed by the Company to Panta. In the event that Panta does not receive the entire $2,797,000 by December 31, 2011, the Company is required to pay to Panta any remaining amounts due at that date. In addition, under the terms of the agreement, minimum repayments must be made against the $2,797,000 to Panta throughout the term of the agreement. In the event that Panta does not receive the required minimum repayments through the collection of accounts receivable by any such scheduled minimum repayment date, the Company is obligated to fund the difference between the minimum repayment due and the amounts received by Panta for any such shortfall. Zoo Publishing granted Panta a first priority security interest in certain of its assets as set forth in the New Factoring Agreement. As of June 30, 2011, Panta loaned approximately $1.7 million of the $2.0 million maximum amount to the Company.  The remaining balance due to Panta as of June 30, 2011 is approximately $1.6 million and this amount is included in financing arrangements in the current liability section of the condensed consolidated balance sheet. The Company recorded approximately $40,000 in interest expense during the three and six months ended June 30, 2011 related to the amounts loaned to Zoo by Panta.  See Note 16 - Related Party Transactions, for information on Mr. Seremet’s personal guaranty on the Limited Recourse Agreement.

The Company will record the interest expense related to the Limited Recourse Agreement using the effective interest rate methodology.  The Company will record approximately $0.8 million in interest through December 2011 based on the loans from Panta, of which $40,000 has been recorded in interest expense as of June 30, 2011.

On July 14, 2011, Zoo Publishing entered into the First Amendment to Amended and Restated Factoring and Security Agreement (the “Amendment”) with Panta, pursuant to which the parties agreed to amend the New Factoring Agreement to increase the amount of credit available under the New Factoring Agreement by $850,000, to increase the amount due to Panta by approximately $1.2 million and to amend certain other terms and conditions of the New Factoring Agreement, including the timing of the minimum installment payment schedule. All amounts borrowed under the Amendment must be repaid by December 4, 2011, which amounts include total borrowings of approximately $2.9 million and interest earned of approximately $1.1 million.

Conclusion

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

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates since the year ended December 31, 2010. A complete description of our critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011 and also in Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended June 30, 2011.

Accounting Standards Updates Not Yet Effective

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-05, which amends ASC Topic 220, “Comprehensive Income.” The guidance in this ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance in this ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Upon adoption, this update is to be applied retrospectively and is effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted. We do not anticipate that adoption of this ASU will have a material impact on our financial condition, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases.

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

ITEM 4.  CONTROLS AND PROCEDURES.

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

Due to resource constraints in 2010 and 2011, both monetary and time, we were not able to appropriately address these matters and we were unable to get to a level to fully remediate these material weaknesses.  We hired additional staff in the Finance department with significant technical skills and will continue to reassess our accounting and finance staffing levels to determine and seek the appropriate accounting resources to be added to our staff to handle the existing workload, provide for a sufficient level of monitoring and oversight, implement effective controls over accounting for revenue recognition and allowances for returns and other items, provide for sufficient analysis of certain key account balances at interim reporting cycles and allow for the  timely evaluation and recognition of impact on the financial statements associated with changes to the Company’s business plan.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the SEC on April 15, 2011, on or around March 2, 2011, Atari, Inc. (“Atari”) commenced an action in the United States District Court for the Southern District of New York against the Company alleging that the Company had breached a sales agreement, dated October 24, 2008, as amended, and a sales agreement entered into on or about June 15, 2010, to sell finished, packaged video games to Atari for its resale to wholesalers and retailers in the U.S., Mexico and Canada. On May 6, 2011, the Company entered into a Settlement Agreement with Atari whereby, in exchange for dismissing the complaint with prejudice if the terms of the Settlement Agreement are followed, the Company agreed to transfer to Atari full ownership of, and rights to sell and convey good title to certain units of video games listed therein, for a value of approximately $1.7 million. As of June 30, 2011, the Company fully satisfied the terms of the Settlement Agreement and Atari dismissed the complaint with prejudice on August 16, 2011.

On July 22, 2011 Bruce E. Ricker, individually and on behalf of all purchasers of the common stock of the Company from May 17, 2010 through April 15, 2011, filed a putative class action complaint in the United States District Court for the Southern District of Ohio. The complaint alleges that the Company, Mark Seremet, the Company’s Chief Executive Officer, and David Fremed, the Company’s Chief Financial Officer, knowingly or recklessly violated the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by making false material statements or failing to disclose material information in order to make statements not misleading in connection with certain financial statements of the Company. Specifically, the complaint relies upon the Company’s April 15, 2011 restatement of its unaudited consolidated financial statements for the three months ended March 31, 2010, the three and six months ended June 30, 2010 and the three and nine months ended September 30, 2010, as the basis for its allegations that the Company’s financial statements filed for those periods contained materially false statements.  The defendants and their counsel are in the process of reviewing and assessing the complaint’s allegations. As a result, the Company cannot reasonably estimate any potential loss or exposure at this time.

The Company has received a subpoena from the Securities and Exchange Commission requesting certain information in connection with the restatement of the Company’s financial statements referred to above. The Company intends to fully cooperate with the Securities and Exchange Commission.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (Removed and Reserved).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1*
Termination Agreement under Factoring and Security Agreement, by and between Zoo Publishing, Inc. and Working Capital Solutions, Inc., dated as of June 24, 2011 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.2*
Deficiency Promissory Note issued by Zoo Publishing, Inc. to Working Capital Solutions, Inc., dated as of June 24, 2011 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.3*
Limited Recourse Agreement, by and between Working Capital Solutions, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.4*
Amended and Restated Factoring and Security Agreement, by and between Zoo Publishing, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.5*
Termination Agreement, by and among Wells Fargo Bank, National Association, Zoo Entertainment, Inc. and Zoo Publishing, Inc., dated as of June 24, 2011 (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.6*
Continuing Unconditional Guaranty, by and between Working Capital Solutions, Inc. and Zoo Entertainment, Inc. as guarantor, dated as of June 24, 2011 (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.7*
Continuing Unconditional Guaranty, by and between Working Capital Solutions, Inc. and Zoo Games, Inc. as guarantor, dated as of June 24, 2011 (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.8*
Individual Guaranty, by and between Working Capital Solutions, Inc. and Mark Seremet as guarantor, dated as of June 24, 2011 (previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.9*
Reaffirmation of Guaranty, by and between Zoo Entertainment, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (previously filed as Exhibit 10.9 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.10*
Reaffirmation of Guaranty, by and between Zoo Games, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (previously filed as Exhibit 10.10 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.11*
Trademark Security Agreement, by and between Zoo Games, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (previously filed as Exhibit 10.11 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.12*
Reaffirmation of Guaranty, by and between Mark Seremet and Panta Distribution, LLC, dated as of June 24, 2011 (previously filed as Exhibit 10.12 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.13*
Reaffirmation of Validity Guaranty, by and between David Fremed and Panta Distribution, LLC, dated as of June 24, 2011(previously filed as Exhibit 10.13 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Zoo Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ (Deficit) Equity and (v) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 22, 2011

ZOO ENTERTAINMENT, INC

/s/ Mark Seremet
Mark Seremet
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David Fremed
David Fremed
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1*
Termination Agreement under Factoring and Security Agreement, by and between Zoo Publishing, Inc. and Working Capital Solutions, Inc., dated as of June 24, 2011 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.2*
Deficiency Promissory Note issued by Zoo Publishing, Inc. to Working Capital Solutions, Inc., dated as of June 24, 2011 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.3*
Limited Recourse Agreement, by and between Working Capital Solutions, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.4*
Amended and Restated Factoring and Security Agreement, by and between Zoo Publishing, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.5*
Termination Agreement, by and among Wells Fargo Bank, National Association, Zoo Entertainment, Inc. and Zoo Publishing, Inc., dated as of June 24, 2011 (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.6*
Continuing Unconditional Guaranty, by and between Working Capital Solutions, Inc. and Zoo Entertainment, Inc. as guarantor, dated as of June 24, 2011 (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.7*
Continuing Unconditional Guaranty, by and between Working Capital Solutions, Inc. and Zoo Games, Inc. as guarantor, dated as of June 24, 2011 (previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.8*
Individual Guaranty, by and between Working Capital Solutions, Inc. and Mark Seremet as guarantor, dated as of June 24, 2011 (previously filed as Exhibit 10.8 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.9*
Reaffirmation of Guaranty, by and between Zoo Entertainment, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (previously filed as Exhibit 10.9 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.10*
Reaffirmation of Guaranty, by and between Zoo Games, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (previously filed as Exhibit 10.10 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.11*
Trademark Security Agreement, by and between Zoo Games, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (previously filed as Exhibit 10.11 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.12*
Reaffirmation of Guaranty, by and between Mark Seremet and Panta Distribution, LLC, dated as of June 24, 2011 (previously filed as Exhibit 10.12 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

10.13*
Reaffirmation of Validity Guaranty, by and between David Fremed and Panta Distribution, LLC, dated as of June 24, 2011(previously filed as Exhibit 10.13 to the Current Report on Form 8-K filed on June 30, 2011 (File No. 001-34796) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Zoo Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Stockholders’ (Deficit) Equity and (v) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.