Form 10-Q
period 2011-09-30
Zoo Entertainment, Inc
filed 2011-11-21
CIK 1326652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes   ☐   No  ☒

As of November 14, 2011, there were 8,024,438 shares of the Registrant’s common stock, par value $0.001 per share, issued and 8,011,435 shares outstanding.

ZOO ENTERTAINMENT, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$49	$379
Accounts receivable and due from factor, net of allowances of $299 and $8,131 at September 30, 2011 and December 31, 2010, respectively	339	13,736
Inventory, net	1,469	7,368
Prepaid expenses and other current assets	362	820
Product development costs, net	2,586	5,319
Deferred tax assets	51	153
Total current assets	4,856	27,775

Fixed assets, net	236	264
Intangible assets, net	1,094	3,900
Other non-current assets	7	9
Total assets	$6,193	$31,948

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,128	$4,806
Financing arrangements	1,446	9,606
Accrued expenses and other current liabilities	4,201	7,457
Notes payable, current portion	680	160
Total current liabilities	10,455	22,029

Notes payable, non-current portion	1,998	60
Other long-term liabilities	532	–
Deferred tax liabilities	51	153
Total liabilities	13,036	22,242

Commitments and Contingencies

Stockholders’ (Deficit) Equity:
Common stock, $.001 par value, 3,500,000,000 shares authorized:
8,024,438 shares issued and 8,011,435 shares outstanding at September 30, 2011 and 6,243,699 shares issued and 6,230,696 shares outstanding at December 31, 2010	8	6
Additional paid-in capital	76,530	73,336
Accumulated deficit	(78,912)	(59,167)
Treasury stock, at cost, 13,003 shares at September 30, 2011 and December 31, 2010	(4,469)	(4,469)
Total stockholders’ (deficit) equity	(6,843)	9,706

Total liabilities and stockholders' (deficit) equity	$6,193	$31,948

See accompanying notes to condensed consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$1,166	$17,253	$8,598	$43,713

Cost of goods sold	1,837	13,579	12,628	34,416
Gross (loss) profit	(671)	3,674	(4,030)	9,297

Operating expense:

General and administrative	1,418	1,052	6,356	3,847
Selling and marketing	396	1,307	2,156	3,643
Research and development	–	–	2,263	–
Impairment of intangible assets	–	–	1,749	–
Depreciation and amortization	252	510	1,158	1,509

Total operating expenses	2,066	2,869	13,682	8,999

(Loss) income from operations	(2,737)	805	(17,712)	298

Interest expense	(1,354)	(642)	(2,033)	(1,631)

(Loss) income before income taxes	(4,091)	163	(19,745)	(1,333)

Income tax benefit (expense)	–	(56)	–	496

Net (loss) income	$(4,091)	$107	$(19,745)	$(837)

(Loss) income per common share – basic and diluted:

Net (loss) income per common share – basic	$(0.53)	$0.02	$(2.91)	$(0.22)

Weighted average common shares outstanding – basic	7,659,166	5,853,568	6,780,772	3,794,620

Net (loss) income per common share – diluted	$(0.53)	$0.01	$(2.91)	$(0.22)

Weighted average common shares outstanding – diluted	7,659,166	7,383,590	6,780,772	3,794,620

See accompanying notes to condensed consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
Operating activities:

Net loss	$(19,745)	$(837)

Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation and amortization	1,158	1,509
Impairment of intangible assets	1,749	–
Write-off of product development costs to research and development	2,263	–
Deferred income taxes	–	(1,073)
Stock-based compensation	899	489
Extinguishment of liabilities	(114)	–
Accretion of interest on Panta loan	1,328	–
Other changes in assets and liabilities:
Accounts receivable and due from factor, net	13,397	(9,358)
Inventory, net	5,899	(6,605)
Product development costs, net	470	(3,384)
Prepaid expenses and other current assets	460	1,068
Accounts payable	231	1,163
Customer advances	–	(1,686)
Accrued expenses and other liabilities	(224)	1,621
Net cash provided by (used in) operating activities	7,771	(17,093)

Investing activities:

Purchase of fixed assets	(72)	(175)
Net cash used in investing activities	(72)	(175)

Financing activities:

Net (repayments) borrowings in connection with old financing facilities	(9,606)	8,819
Net borrowings in connection with new financing facility	118	–
Proceeds from sale of equity securities, net of $2,000 of costs in 2010	–	7,592
Proceeds from the sale of equity securities, net of $91 of costs in 2011	1,584	–
Issuance of note payable	183	–
Repayments of notes payable	(308)	–
Repayment of Solutions 2 Go customer advance	–	(585)
Net cash (used in) provided by financing activities	(8,029)	15,826

Net decrease in cash	(330)	(1,442)

Cash at beginning of period	379	2,664

Cash at end of period	$49	$1,222

See accompanying notes to condensed consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(In thousands)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Shares	Cost	Total
Balance at December 31, 2010	6,244	$6	$73,336	$(59,167)	13	$(4,469)	$9,706
Stock-based compensation	–	–	899	–	–	–	899
Cashless exercise of warrants	570	1	(1)	–	–	–	–
Nonvested shares forfeited	(2)	–	–	–	–	–	–
Sale of common stock in July 2011, net of costs of $91	803	1	1,583	–	–	–	1,584
Common stock issued to satisfy liabilities	409	–	713	–	–	–	713
Net loss	–	–	–	(19,745)	–	–	(19,745)
Balance at September 30, 2011	8,024	$8	$76,530	$(78,912)	13	$(4,469)	$(6,843)

See accompanying notes to condensed consolidated financial statements.

Zoo Entertainment, Inc. And Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF ORGANIZATION

Zoo Entertainment, Inc. (“Zoo” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003, under the name Driftwood Ventures, Inc. On December 3, 2008, Driftwood Ventures, Inc. changed its name to Zoo Entertainment, Inc.  On March 10, 2010, the Company increased its authorized shares of common stock to 3,500,000,000.

Zoo is a developer, publisher and distributor of interactive entertainment software for use on all major platforms including: Nintendo’s Wii, DS and 3DS; Sony’s PlayStation 3 (“PS3”); Microsoft’s Xbox 360 and its controller-free accessory, Kinect; Android mobile devices; and iOS devices including iPod Touch, iPad and iPhone. The Company also develops and publishes downloadable games for “connected services” including mobile devices, Microsoft’s Xbox Live Arcade (“XBLA”), Sony’s PlayStation Network (“PSN”), Nintendo’s DsiWare, Facebook, and Steam, a platform for hosting and selling downloadable PC/Mac software. Zoo sells primarily to major retail chains and video game distributors.

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

As of September 30, 2011, the Company operated in one segment in the United States and focused on developing, publishing and distributing interactive entertainment software under the Zoo and indiePub brands in both North American and international markets.

Unless the context otherwise indicates, the use of the terms “we,” “our” or “us” refer to the Company and its operating subsidiaries, Zoo Games, Zoo Publishing, and indiePub, Inc.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $78.9 million as of September 30, 2011. Although the Company generated positive cash flows from operating activities of approximately $7.8 million for the nine months ended September 30, 2011, for the year ended December 31, 2010, the Company generated negative cash flows from operating activities of approximately $16.2 million, and for the year ended December 31, 2009, the Company generated negative cash flows from operating activities of approximately $5.5 million. As of September 30, 2011, the Company’s working capital deficit was approximately $5.6 million and as of December 31, 2010, the Company’s working capital was approximately $5.7 million. Given the Company’s history of generating negative cash flows from operating activities, there is no assurance that it will be able to generate positive cash flows from operations. Due to the Company’s history of losses and negative cash flows from operating activities, the Company is unable to predict whether it will have sufficient cash from operations to meet its financial obligations for the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on, among other factors, the following significant short-term actions: (i) its ability to generate cash flow from operations sufficient to maintain its daily business activities; (ii) its ability to reduce expenses and overhead; (iii) its ability to renegotiate certain obligations, and; (iv) its ability to raise additional capital. Management’s active efforts in this regard include negotiations with certain vendors to satisfy cash obligations with non-cash assets or equity, reductions of headcount and overhead obligations, and the development of strategies to convert other non-cash assets into cash. There can be no assurance that all or any of these actions will meet with success.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements.  The condensed consolidated financial statements should be read in conjunction with the Company’s management discussion and analysis contained elsewhere herein and the consolidated financial statements for the year ended December 31, 2010 filed on April 15, 2011.  The Company’s results for the three and nine months ended September 30, 2011 might not be indicative of the results for the full year or any future period.

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

If the financial condition and operations of the Company’s customers deteriorate, its risk of collection could increase substantially. On July 13, 2011, Zoo Publishing entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute the Company’s legacy console assets in the United States, South America and Europe. During the third quarter of 2011, sales to this distributor accounted for approximately 68% of the Company’s gross revenue from catalog sales and represented approximately 68% of the Company’s net accounts receivable balance as of September 30, 2011. Prior to entering into this distribution agreement, a majority of the Company’s trade receivables were derived from direct sales to major retailers and distributors.  The Company’s five largest ultimate customers accounted for approximately 83% (of which the following customers constituted balances greater than 10%:  customer E-55% and customer F-11%) of net revenue for the three months ended September 30, 2010.

For the nine months ended September 30, 2011, the Company’s five largest ultimate customers accounted for approximately 57% (of which the following customers constituted balances greater than 10%:  customer A-13%, customer B-12%, customer C-12% and customer D-11%) of net revenue. For the nine months ended September 30, 2010, the Company’s five largest ultimate customers accounted for approximately 81% (of which the following customers constituted balances greater than 10%: customer E-46%, customer F-11% and customer C-12%) of net revenue.  These five largest customers accounted for 8.3% of the Company’s gross accounts receivable and due from factor as of September 30, 2011.  The Company believes that the receivable balances from its customers do not represent a significant credit risk based on past collection experience. During the nine months ended September 30, 2011 and 2010, the Company sold approximately $11.9 million and $17.8 million, respectively, of receivables to its factors with recourse.  The factored receivables were approximately $0 and $11.3 million of the Company’s gross accounts receivable and due from factor as of September 30, 2011 and December 31, 2010, respectively.  The Company regularly reviews its outstanding receivables for potential bad debts and has had no history of significant write-offs due to bad debts.

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

At each balance sheet date, or earlier if an indicator of impairment exists, the Company evaluates the recoverability of capitalized prepaid product development costs, development payments and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis, and charge any amounts that are deemed unrecoverable to cost of goods sold if the product has already been released.  If the product development process is discontinued prior to completion, any prepaid unrecoverable amounts are charged to research and development expense.  During the three and nine months ended September 30, 2011, the Company wrote off approximately $0 and $2.3 million, respectively, of expense relating to costs incurred for the development of games that were abandoned during those periods; this was recorded in research and development expense in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2011, the Company wrote off  approximately $0 and $272,000 of product development costs relating to games that were still in development but not yet released. The Company determined that amounts incurred to develop the games were not recoverable from future sales of those games and included these amounts in cost of goods sold in the Company’s condensed consolidated statements of operations. There were no write-offs of product development costs during the three or nine months ended September 30, 2010.  The Company uses various measures to estimate future revenues for its product titles, including past performance of similar titles and orders for titles prior to their release.  For sequels, the performance of predecessor titles is also taken into consideration.

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

Revenue Recognition

The Company earns its revenue from the sale of interactive software titles developed by and/or licensed from third party developers. The Company recognizes such revenue upon the transfer of title and risk of loss to its customers.  Accordingly, the Company recognizes revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable, (4) collection of the customer receivable is deemed probable, and (5) the Company does  not have any continuing obligations.  Historically, the Company’s payment arrangements with customers typically provided net 30 and 60-day terms.  Advances received from customers were reported on the condensed consolidated balance sheets as accrued expenses and other current liabilities until the Company met its performance obligations, at which point it recognized the revenue. Under the Company’s current distribution agreement, payment for cost of goods sold, plus a per-unit advance against future royalties, are due to the Company within three to five business days. The per-unit advance on royalties is deferred until such time when the Company receives information from the distributor that the Company has earned such amounts. Amounts deferred are included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets.

Revenue is presented net of estimated reserves for returns, price concessions and other items, if any. In circumstances when the Company does not have a reliable basis to estimate returns and price concessions or is unable to determine that collection of a receivable is deemed probable, the Company defers the revenue until such time as it can reliably estimate any related returns and allowances and determine that collection of the receivable is deemed probable.

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

The Company’s two largest vendors comprised approximately 39% and 30% of all purchases of inventory in the first nine months of 2011. For the first nine months of 2010, the Company’s two largest vendors for that period comprised approximately 75% and 11% of all purchases of inventory.

Equity-Based Compensation

The Company issued restricted common stock and options to purchase shares of common stock of the Company to certain members of management, employees and directors during the nine months ended September 30, 2011 and 2010.  Stock option grants vest over periods ranging from immediately to four years and expire within ten years of issuance.  Stock options that vest in accordance with service conditions amortize over the applicable vesting period using the straight-line method.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model.  This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate.  These variables include, but are not limited to, the volatility of the Company’s stock price and estimated exercise behavior.  The Company used the current market price to determine the fair value of the stock price for the August 23, 2011 and March 8, 2011 grants, and used the price of the Company’s equity raise in the fourth quarter of 2009 to determine the fair value of the stock price for the grant made on February 11, 2010.  For the stock option modifications that occurred during the second and third quarters of 2011, the Company used the current market price to determine the fair value of the stock price as of the modification date. The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants and modifications:

	Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	0.03% - 2.47%	3.00%
Expected stock price volatility	60.0% - 87.17%	60.0%
Expected term until exercise (years)	2 – 7	5
Expected dividend yield	None	None

For the nine months ended September 30, 2011 and 2010, the Company estimated the implied volatility for publicly traded options on its common shares as the expected volatility assumption required in the Black-Scholes option-pricing model.  The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility. Commencing with the second quarter of 2011, the Company began using a volatility calculation based upon its own daily stock price, as a more representative sample was available after its July 2010 stock offering and transfer to the NASDAQ stock market.

The fair value of the restricted common stock grants in February 2010 was determined based on the price of the Company’s equity raise in the fourth quarter of 2009 and, where appropriate, a marketability discount.

(Loss) Income Per Share

Basic (loss) income per share (“EPS”) is computed by dividing the net (loss) income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period.  A 2010 restricted stock grant, of which 94,159 and 199,395 shares were unvested as of September 30, 2011 and September 30, 2010, respectively, was excluded from the basic EPS calculation.  Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Since the inclusion of 1,129,646 stock options and 1,247,559 warrants as of September 30, 2011, and the inclusion of 4,321 stock options and 1,039,703 warrants as of September 30, 2010 are anti-dilutive because the Company had net losses for both periods, they are excluded from the calculation of diluted loss per share, and the diluted loss per share is the is the same as basic loss per share.

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

In accordance with FASB Accounting Standards Codification Topic 740, the Company adopted the standard that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns.  As a result of the implementation, the Company did not recognize any change in its tax liability.  As of September 30, 2011, the Company believes it does not have any material unrecognized tax liabilities from tax positions taken during the current or any prior period.  In addition, as of September 30, 2011, tax years 2008 through 2010 remain within the statute of limitations and are subject to examination by tax jurisdictions. The Company’s policy is to recognize any interest and penalties accrued on unrecognized tax benefits as part of income tax expense.

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

As of September 30, 2011 and December 31, 2010, the carrying value of cash, accounts receivable and due from factor, inventory, prepaid expenses, accounts payable, accrued expenses, due to factor, and advances from customers were reasonable estimates of the fair values because of their short-term maturity.  The carrying value of financing arrangements and notes payable are reasonable estimates of fair value because interest rates closely approximate market rates.

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

NOTE 4.  INVENTORY, NET

Inventory consisted of:

	(Amounts in Thousands)
	September 30,	December 31,
	2011	2010
Finished products	$577	$3,166
Parts & supplies	892	4,202
Totals	$1,469	$7,368

Estimated product returns included in inventory at September 30, 2011 and December 31, 2010 were approximately $0 and $2.7 million, respectively. Inventory reserves included in inventory at September 30, 2011 and December 31, 2010 were approximately $802,000 and $140,000, respectively.

NOTE 5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	September 30,	December 31,
	2011	2010
Vendor advances for inventory	$43	$68
Prepaid royalties	109	271
Income tax receivable	–	261
Other	210	220
Totals	$362	$820

NOTE 6.  PRODUCT DEVELOPMENT COSTS, NET

The Company’s capitalized product development costs for the nine months ended September 30, 2011 were as follows (amounts in thousands):

Product development costs, net - December 31, 2010	$5,319
New product development costs incurred (includes $1.1 million for digital games)	2,917
Write-off of product development costs (includes $575,000 for digital games)	(2,635)
Amortization of product development costs	(3,015)
Product development costs, net – September 30, 2011 (includes $1.6 million for digital games)	$2,586

Amortization of product development costs for the three months ended September 30, 2011 and September 30, 2010 was approximately $473,000 and $1.1 million, respectively. Amortization of product development costs for the nine months ended September 30, 2011 and September 30, 2010 was approximately $3.0 million and $2.7 million, respectively. For the nine months ended September 30, 2011, write-off of product development costs consisted of approximately $2.3 million written off to research and development expense, approximately $272,000 written off to cost of goods sold, and approximately $100,000 written off to selling and marketing expense.

NOTE 7.  INTANGIBLE ASSETS, NET

During the first six months of 2011, the Company continued to incur significant losses, due primarily to a decline in the retail market for its products. In July 2011, the Company’s wholly-owned subsidiary, Zoo Publishing, entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute Zoo’s legacy console assets.  The losses, coupled with a substantially revised reduction in projected unit sales, and acceleration of the Company’s shift from the retail boxed product triggered the Company to test its definite-lived intangible assets for potential impairment. As a result, the Company recorded an impairment loss of approximately $1.7 million related to its acquisition of Zoo Publishing in 2007 in accordance with the provisions of ASC 360-10-35-47. Of the $1.7 million of impairment, approximately $0.7 million was related to trademarks and approximately $1.0 million was related to content.  In addition, the estimated useful life of the Company’s trademarks was revised to 18 months as of June 30, 2011.

The following table sets forth the components of the intangible assets subject to amortization:

			(Amounts in Thousands)
			September 30, 2011		December 31, 2010
	Remaining Estimated Useful Lives (Years)	Gross Carrying Amount	Impairment and Accumulated Amortization	Net Book Value	Net Book Value
Content	1.25	$14,965	$14,670	$295	$1,850
Trademarks	1.25	1,510	1,428	82	903
Customer relationships	1.25	2,749	2,032	717	1,147
Total		$19,224	$18,130	$1,094	$3,900

Amortization expense related to intangible assets was approximately $218,000 and $480,000 for the three months ended September 30, 2011 and 2010, respectively. Amortization expense related to intangible assets was approximately $1.1 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table presents the estimated amortization of the Company’s current intangible assets for the next five years:

Year Ending December 31,	(Amounts in thousands)
Balance of 2011 (three months)	$219
2012	875
Total	$1,094

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

On April 6, 2010, Zoo Publishing, the Company and Wells Fargo entered into an amendment to the then existing Assignment Agreement. Pursuant to the amendment, the parties agreed to, among other things:  (i) increase the amount of funding available pursuant to the facility to $10,000,000; (ii) reduce the set-up funding fee to 2% and increase the total commitment fee to approximately $407,000 for the next 12 months and to $400,000 for the following 12 months if the Assignment Agreement was renewed for an additional year; (iii) reduce the interest rate to prime plus 2% on outstanding advances; and (iv) extend its term until April 5, 2011, subject to automatic renewal for successive 12 month terms unless either party terminated the agreement with written notice 30 days prior to the end of the initial term or any renewal term.  In consideration for the extension, the Company paid to Wells Fargo an aggregate fee of approximately $32,000.

On April 6, 2011, Zoo Publishing, the Company and Wells Fargo entered into an amendment to the then existing agreement. Pursuant to the amendment, the parties agreed to, among other things: (i) decrease the amount of funding available pursuant to the facility to $5,000,000; (ii) reduce the commitment fee to $200,000 for the next 12 months; and (iii) extend its term until April 5, 2012, subject to automatic renewal for successive 12 month terms unless either party terminated the agreement with written notice 30 days prior to the end of the initial term or any renewal term.

On June 24, 2011, Zoo Publishing, the Company and Wells Fargo entered into a Termination Agreement.  Pursuant to the Termination Agreement, the Company paid off the balance due of approximately $148,000 and paid $50,000 in full satisfaction of the commitment fee.  The commitment fee was included in general and administrative expenses at that date in the condensed consolidated statement of operations.  Wells Fargo released all security interests that they and their predecessors held in the Company.

The amounts outstanding as of September 30, 2011 and December 31, 2010 were $0 and approximately $1.6 million, respectively, which is included in financing arrangements in the current liability section of the condensed consolidated balance sheets.  The interest rate on advances was prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4.0%. As of September 30, 2010, the effective interest rate was 5.25%.  The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were $0 and $315,000 for the three months ended September 30, 2011 and 2010, respectively, and $65,000 and $667,000 for the nine months ended September 30, 2011 and 2010, respectively.  See Note 16 – Related Party Transactions, regarding guaranties of outstanding balances under the purchase order financing arrangement by current and former executive officers of the Company.

Receivable Financing

Zoo Publishing previously used a factor to approve credit and to collect the proceeds from a portion of its sales.  In August 2008, Zoo Publishing entered into a factoring and security agreement with Working Capital Solutions, Inc. (“WCS”), which utilized existing accounts receivable in order to provide working capital to fund all aspects of the Company’s continuing business operations.  The Company entered into a new factoring and security agreement with WCS on September 29, 2009 (the “Original Factoring Agreement”).  Under the terms of the Original Factoring Agreement, the Company sold its receivables to WCS, with recourse.  WCS, in its sole discretion, determined whether or not it would accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable was accepted by WCS, WCS provided funding subject to the terms and conditions of the Original Factoring Agreement.  The amount remitted to the Company by WCS equaled the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less a reserve percentage (which amount was 30% at the termination of the agreement) which was deposited into a reserve account established pursuant to the Original Factoring Agreement, less allowances and fees.  In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, WCS could require the receivable to be repurchased by the Company in accordance with the Original Factoring Agreement.  The amounts to be paid by the Company to WCS for any accepted receivable included a factoring fee for each ten (10) day period the account was open.  Since WCS acquired the receivables with recourse, the Company recorded the gross receivables including amounts due from its customers to WCS and it recorded a liability to WCS for funds advanced to the Company from WCS. During the nine months ended September 30, 2011 and 2010, the Company sold approximately $11.6 million and $17.8 million, respectively, of receivables to WCS with recourse.  At September 30, 2011 and December 31, 2010, accounts receivable and due from WCS included $0 and approximately $11.3 million, respectively, of amounts due from the Company’s customers to WCS.  WCS had an advance outstanding to the Company of  $0 and $8.0 million as of September 30, 2011 and December 31, 2010, respectively, which is included in financing arrangements in the current liability section of the respective condensed consolidated balance sheets.  The interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were approximately $0 and $253,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and approximately $574,000 and $619,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.

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

On June 24, 2011, Zoo Publishing and the Company entered into the Termination Agreement under Factoring and Security Agreement (the “WCS Termination Agreement”) with WCS, pursuant to which the Company and WCS (i) terminated the Original Factoring  Agreement, as amended and (ii) provided for the payment of all outstanding obligations owed to WCS under the Original Factoring Agreement, as amended, in the amount of approximately $992,000, including $157,000 of a $340,000 early termination fee. In connection therewith, Zoo Publishing issued a Deficiency Promissory Note to WCS in the amount of $340,000 (the “WCS Note”) as payment for the early termination fee, of which, $157,000 was immediately satisfied. The WCS Note bore interest at a rate of 12% per annum and was payable in accordance with the terms and conditions of the WCS Note, with the entire remaining principal balance of $183,000 plus all accrued and unpaid interest due on July 21, 2011. The early termination fee of $340,000 was included in general and administrative expenses at that date in the condensed consolidated statement of operations.  On July 18, 2011, the Company fully satisfied the WCS Note for a total of $184,443, which was the principal amount plus all interest due as of that date.

See Note 16 - Related Party Transactions, for information on personal guaranties with WCS.

Limited Recourse Agreement

On June 24, 2011, in connection with the WCS Termination Agreement, WCS agreed to assign all of its rights, title and interest in and to the Original Factoring Agreement and all Collateral to Panta Distribution, LLC (“Panta”) pursuant to a Limited Recourse Agreement, dated as of June 24, 2011 (the “Limited Recourse Agreement”). On June 24, 2011, the Company and Panta also entered into an Amended and Restated Factoring and Security Agreement (the “New Factoring Agreement”), pursuant to which the Company agreed to pay Panta all outstanding indebtedness under the Limited Recourse Agreement and to sell to Panta its accounts receivable with recourse. Simultaneously with the assignment and sale of the accounts receivable, Panta would provide funding to Zoo Publishing of up to a maximum of $2.0 million, subject to the terms and conditions of the New Factoring Agreement, to pay off the Company’s existing obligations under the Assignment Agreement and the Original Factoring Agreement. For amounts borrowed under the New Factoring Agreement, the Company was required to repay Panta $2,797,000 by December 31, 2011, which included amounts borrowed plus interest earned. Under the agreement, accounts receivable assigned to Panta would be collected by Panta directly and applied to the amounts owed by the Company to Panta. In the event that Panta did not receive the entire $2,797,000 by December 31, 2011, the Company would be required to pay to Panta any remaining amounts due at that date. In addition, under the terms of the agreement, minimum repayments were required to be made against the $2,797,000 to Panta throughout the term of the agreement. In the event that Panta did not receive the required minimum repayments through the collection of accounts receivable by any such scheduled minimum repayment date, the Company was obligated to fund the difference between the minimum repayment due and the amounts received by Panta for any such shortfall. Zoo Publishing granted Panta a first priority security interest in certain of its assets as set forth in the New Factoring Agreement. On July 14, 2011, Zoo Publishing entered into the First Amendment to Amended and Restated Factoring and Security Agreement (the “Amendment”) with Panta, pursuant to which the parties agreed to amend the New Factoring Agreement to increase the amount of credit available under the New Factoring Agreement by $850,000, to increase the amount due to Panta by approximately $1.2 million and to amend certain other terms and conditions of the New Factoring Agreement, including the timing of the minimum installment payment schedule. All amounts borrowed under the Amendment were required to be repaid by December 4, 2011, which amounts include total actual borrowings of approximately $2.6 million and interest earned of approximately $1.3 million. On October 7, 2011, the Company was notified by Panta that it was in default of the New Factoring Agreement and Amendment by failing to meet the minimum repayments required under the agreements, by the unauthorized forgiveness of certain accounts receivable owed by a customer in violation of the terms of the agreements and by the existence of a material adverse effect due to the Company’s inability to meet its debts as such debts became due. Accordingly, as required by the terms of the agreements, the Company accelerated all amounts owed to Panta, including all interest, to currently due and payable. As of September 30, 2011, $1.4 million owed to Panta was recorded in the current liability section of the Company’s condensed consolidated balance sheets. For the three and nine months ended September 30, 2011, the Company recorded approximately $1.3 million of interest expense related to the Panta agreements.

See Note 16 - Related Party Transactions, for information on Mr. Seremet’s personal guaranty on the Limited Recourse Agreement and Note 17 – Subsequent Events, for information on the Second Amended and Restated Factoring and Security Agreement.

NOTE 9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(Amounts in Thousands)
	September 30,	December 31,
	2011	2010
Obligations from content intangible assets fully impaired as of December 31, 2010 (see Note 10)	$–	$2,069
Operating expenses	1,207	976
Product development costs	600	300
Due to customers, including Atari at December 31, 2010	68	1,699
Obligation arising from Zoo Publishing acquisition (see Note 10)	–	620
Deferred revenue	459	–
Royalties	1,776	1,523
Interest	91	270
Totals	$4,201	$7,457

NOTE 10.  NOTES PAYABLE

Outstanding notes payable are as follows:

	(Amounts in Thousands)
	September 30,	December 31,
	2011	2010
2.95% note due June 2012, assumed from Zoo Publishing acquisition	$185	$220
Obligation arising from Zoo Publishing acquisition	600	–
New World IP, LLC Note	1,100	–
Zen Factory Group, LLC Promissory Notes	793	–
Total	2,678	220
Less current portion	680	160
Non-current portion	$1,998	$60

In December 2006, Zoo Publishing purchased treasury stock from a former employee for the amount of $650,000. The balance on the note as of September 30, 2011 and December 31, 2010 was $185,000 and $220,000, respectively, of which all was classified as current as of September 30, 2011. At Decmber 31, 2010, $160,000 was classified as current and $60,000 was classified as non-current. Payments are due monthly in the amount of $10,000 per month.

In conjunction with Mr. Rosenbaum’s May 2011 separation agreement with the Company, $620,000 due to Mr. Rosenbaum from the acquisition of Zoo Publishing, Inc. was converted from a current obligation recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets at the date of agreement, to a non-interest-bearing note payable. At September 30, 2011, $130,000 of the amount due was classified as current and $470,000 was classified as non-current. Payments of $10,000 per month began July 2011, with a final payment of all remaining unpaid amounts due October 2013.

In August 2011, the Company partially satisfied its $2.1 million obligation to New World IP, LLC by the issuance of 273,973 shares of common stock with a fair value of approximately $427,000 and a note payable of $1.1 million. Under the terms of the note, the Company is required to pay the entire $1.1 million in February 2013. Interest on the note accrues at 7% per annum and is due in three payments: February 2012, August 2012, and February 2013. At September 30, 2011, $1.1 million is classified in Notes payable,  non-current portion, in the Company’s condensed consolidated balance sheet. The remaining $532,000, representing the difference between the original $2.1 million obligation and the value of the common stock and note payable issued, is recorded as a long-term liability in the Company’s condensed consolidated balance sheets until the note is satisfied in full, at which point this remaining obligation is eliminated and recorded as income.

In August 2011, the Company converted its outstanding obligation to Zen Factory Group, LLC into two promissory notes. The first note in the amount of $435,000 requires principal payments of $35,000 every two weeks, commencing September 1, 2011, with a final payment of $15,000 due March 1, 2012. Total interest of $35,000 on the note is also due March 1, 2012. At September 30, 2011, $365,000 of unpaid principal balance of this note is classified in Notes payable, current portion, in the Company’s condensed consolidated balance sheet. The second note payable in the amount of $428,000 bears interest at a 10% per annum rate commencing January 1, 2012. The principal and interest are due in a lump sum payment on December 31, 2012. At September 30, 2011, the unpaid principal balance of $428,000 of this note is classified in Notes payable, non-current portion, in the Company’s condensed consolidated balance sheet.

NOTE 11.  INCOME TAXES

The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. For the three and nine month periods ended September 30, 2011, a federal income tax benefit recorded at a 34% rate against the Company’s loss for the period was offset fully by an increase in the Company’s valuation allowance against its deferred tax assets. Realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income, the timing and amounts of which, if any, are uncertain. Based on the Company’s history of operating losses and the uncertainty surrounding the Company’s ability to generate future income, the Company was unable to conclude that it is more likely than not that the deferred tax assets will be realized. Accordingly, the Company has recorded a valuation allowance against substantially all of its deferred tax assets at September 30, 2011 and December 31, 2010.

The Company paid approximately $10,000 and $182,000 to various state jurisdictions for income taxes during the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the Company had approximately $1.2 million of available capital loss carryforwards which expire in 2013.  A valuation allowance of approximately $416,000 has been recognized to offset the deferred tax assets related to these carryforwards. If the Company is able to utilize the carryforwards in the future, the tax benefit of the carryforwards will be applied to reduce future capital gains of the Company.

As of September 30, 2011, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $25.0 million. This amount includes approximately $1.6 million of acquired NOLs which cannot be immediately utilized as a result of statutory limitations.  As a result of such statutory limitations, the Company will only be able to utilize approximately $160,000 of NOL and capital loss carryforwards per year.  The federal NOL carryforwards will begin to expire in 2028.  The Company has state NOL carryforwards of approximately $23.0 million which will be available to offset taxable state income during the carryforward period.  The state NOL carryforwards will begin to expire in 2031. Additionally, approximately $15.8 million of state NOLs were eliminated during the year when the Company ceased doing business in certain states.

NOTE 12.  STOCKHOLDERS’ (DEFICIT) EQUITY AND STOCK-BASED COMPENSATION ARRANGEMENTS

The Company has authorized 3,500,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001 as of September 30, 2011.

Common Stock

As of September 30, 2011, there were 8,024,438 shares of common stock issued and 8,011,435 shares of common stock outstanding.

On August 23, 2011, the Company issued 273,973 shares of common stock, valued at approximately $427,000, to New World IP, LLC in partial satisfaction of an obligation.

On July 15, 2011, the Company completed a private offering of common stock and warrants to certain investors, including Company insiders and the largest institutional stockholder. Under the terms of the offering, investors purchased 803,355 shares of common stock at $1.96 per share and warrants for the purchase of an additional 803,355 shares of common stock, which warrants are exercisable at a price of $1.96 per share commencing January 15,2012 and ending January 15, 2014.  Net proceeds to the Company from the sale, after deducting offering expenses of approximately $91,000, were approximately $1.6 million. The proceeds were used primarily to pay down the WCS Note for $183,000 and for general corporate purposes.

On July 5, 2011, the Company issued 134,831 shares of common stock, valued at approximately $286,000, to a vendor in partial satisfaction of an obligation.

On July 12, 2010, the Company completed the sale of 1,600,000 shares of the Company’s common stock in a public offering at a price of $6.00 per share.  The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of approximately $2.0 million, was approximately $7.6 million.

On February 11, 2010, the Board of Directors approved the issuance of 281,104 shares of restricted common stock to various members of the Board of Directors.  The fair value of the restricted common stock grants was determined to be $397,000, based on the price of the Company’s equity raise in the fourth quarter of 2009 and a marketability discount. The Company expensed approximately $25,000 during each of the three-month periods ending September 30, 2011 and 2010, and approximately $75,000 and $161,000 during the nine-month periods ending September 30, 2011 and 2010, respectively. The remaining balance as of September 30, 2011 of approximately $137,000 will be expensed throughout the remaining vesting period of the restricted common stock grants until February 2013.

The following table summarizes the activity of non-vested restricted stock:

Non-vested shares at December 31, 2010	199,395
Shares granted	–
Shares forfeited	(2,287)
Shares vested	(102,949)
Non-vested shares at September 30, 2011	94,159

Preferred Stock

As of September 30, 2011 and December 31, 2010, there were no shares of preferred stock issued or outstanding.

Stock-based Compensation Arrangements

The Zoo Entertainment, Inc. 2007 Employee, Director and Consultant Stock Plan, as amended, (the “2007 Plan”) provides for the issuance of common shares in connection with the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), grants of common stock, or stock-based awards.  Under the terms of the 2007 Plan, the options expire no later than ten years from the date of grant in the case of ISOs (five years in the case of ISOs granted to a 10% owner), as set forth in each option agreement in the case of NQSOs, or earlier in either case in the event a participant ceases to be an employee, director or consultant of the Company. The grants vest over periods ranging from immediately to four years. All stock-based compensation expense is included in general and administrative expense in the Company’s condensed consolidated statement of operations.

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

As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guaranties, the Company issued 337,636 options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees.  The Company performed a Black-Scholes valuation on the options and determined that the value of the arrangements on February 11, 2010 was $542,000.  Of the $542,000, $403,000 was included as stock-based compensation expense in 2009 based on the value ascribed for the period from November 20, 2009 to December 31, 2009, and was included in accrued expenses in the December 31, 2009 consolidated balance sheet.  The stock-based compensation expense recorded for the three months ended September 30, 2011 and 2010 was approximately $0 and $29,000, respectively, and for the nine months ended September 30, 2011 and 2010 was approximately $15,800 and $85,000, respectively.  As of June 30, 2011, all expense related to the grant had been recorded. In May 2011, in conjunction with Mr. Rosenbaum’s Separation Agreement, the Company’s Board of Directors agreed to extend the term of Mr. Rosenbaum’s February 2010 Stock Option grant through April 30, 2018. Without such modification, the options would have expired 90 days after Mr. Rosenbaum’s separation of service from the Company. The modification to the stock option award resulted in incremental expense of approximately $334,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s condensed consolidated statements of operations at that date, as the options were fully vested and no further service was required from Mr. Rosenbaum.  In June 2011, the Board of Directors agreed to modify the term of Mr. Seremet’s February 2010 Stock Option grant, thereby allowing Mr. Seremet to exercise the option through April 30, 2018, regardless of continued employment with the Company. The Company calculated the incremental expense between the original option grant and the modified option grant by applying an estimated forfeiture percentage to the original grant. The modification of Mr. Seremet’s stock option resulted in the Company recording incremental expense of approximately $190,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s condensed consolidated statements of operations at that date, as the options were fully vested and no further service was required from Mr. Seremet.

In July 2011, Steven Buchanan, the Company’s Chief Operating Officer, separated service from the Company.  In conjunction with the separation, on August 16, 2011, the Company’s Board of Directors agreed to immediately vest 25% of the original grant shares and extend the term of all vested options through August 16, 2013. Without such modification, the options would have expired 90 days after Mr. Buchanan’s separation of service from the Company. The modification to the stock option award resulted in incremental expense of approximately $45,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2011, as the options were fully vested and no further service was required from Mr. Buchanan.

On August 23, 2011, the Company granted options to purchase 113,000 shares of common stock to various employees under the 2007 Plan, at an exercise price of $1.56 per share.

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2011 and changes during the period is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,300,838	$4.54
Granted	155,138	$2.18
Forfeited and expired	(233,317)	$7.86
Outstanding at September 30, 2011	1,222,659	$3.60
Options exercisable at September 30, 2011	943,319	$3.82

The fair value of options granted during the first nine months of 2011 was approximately $205,000, excluding modifications.

The following table summarizes information about outstanding stock options at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1,548.00	219	7.0	$1,548.00	219	$1,548.00
$1,350.00	235	7.0	$1,350.00	235	$1,350.00
$ 912.00	1,171	7.0	$912.00	1,171	$912.00
$ 180.00	1,250	7.3	$180.00	833	$180.00
$ 5.50	48,000	8.9	$5.50	19,500	$5.50
$ 3.86	42,138	9.4	$3.86	–	$3.86
$ 2.46	341,374	8.1	$2.46	246,089	$2.46
$ 1.56	113,000	9.9	$1.56	–	$1.56
$ 1.50	675,272	6.6	$1.50	675,272	$1.50
$1.50 to $1,548.00	1,222,659	6.6	$3.60	943,319	$3.82

The following table summarizes the activity of non-vested outstanding stock options:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Non-vested shares at December 31, 2010	612,590	$3.02	9.2
Options granted	155,138	$2.18	9.8
Options vested	(322,045)	$2.99	7.9
Options forfeited or expired	(166,343)	$2.53	8.4
Non-vested shares at September 30, 2011	279,340	$2.88	9.2

As of September 30, 2011, there was approximately $388,000 of unrecognized compensation costs related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.5 years.

At September 30, 2011, there were 992,770 shares available for issuance under the 2007 Plan.

The intrinsic value of options outstanding at September 30, 2011 was approximately $14,000.

Warrants

As of September 30, 2011, there were 1,270,068 warrants outstanding with terms expiring through 2014, of which 466,713 are currently exercisable.

A summary of the status of the Company’s outstanding warrants as of September 30, 2011 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,039,703	$6.82
Granted	803,355	$1.96
Exercised (cashless)	(572,990)	$0.01
Outstanding at September 30, 2011	1,270,068	$6.82
Warrants exercisable at September 30, 2011	466,713	$15.17

The following table summarizes information about outstanding warrants at September 30, 2011:

	Warrants Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$1,704.00	2,383	1.8	$1,704.00
$1,278.00	531	1.8	$1,278.00
$180.00	12,777	2.9	$180.00
$6.00	6,818	1.8	$6.00
$1.96	803,355	2.3	$1.96
$0.01	444,204	3.2	$0.01
$0.01 to $1,704.00	1,270,068	2.6	$6.82

NOTE 13.  INTEREST EXPENSE

	(Amounts in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest on various notes	$27	$23	$27	$78
Interest arising from amortization of Warrants	–	51	–	267
Interest on financing arrangements	1,327	568	2,006	1,286
Interest expense	$1,354	$642	$2,033	$1,631

NOTE 14.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2011 and 2010 is as follows:

	(Amounts in Thousands)
	Nine Months Ended September 30,
	2011	2010
Supplemental Data:
Cash paid for interest	$938	$1,183
Cash paid for income taxes	$10	$182

Supplemental schedule of non-cash investing and financing activities:
Transfer of option liability to equity	$–	$403
Par Value of Series A Preferred Stock converted to common stock	$–	$1
Par Value of Series B Preferred Stock converted to common stock	$–	$1
Cashless exchange of 572,990 warrants for 570,867 shares of common stock	$1	$–
Exchange of inventory to satisfy outstanding obligation	$1,680	$–
Issuance of notes payable to satisfy current liabilities	$2,583	$–
Issuance of common stock in partial satisfaction of current liabilities	$713	$–

NOTE 15.  LITIGATION

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal-year ended December 31, 2010, on or around March 2, 2011, Atari, Inc. (“Atari”) commenced an action in the United States District Court for the Southern District of New York against the Company alleging that the Company had breached a sales agreement, dated October 24, 2008, as amended, and a sales agreement entered into on or about June 15, 2010, to sell finished, packaged video games to Atari for its resale to wholesalers and retailers in the U.S., Mexico and Canada. On May 6, 2011, the Company entered into a Settlement Agreement with Atari whereby, in exchange for dismissing the complaint with prejudice if the terms of the Settlement Agreement were followed, the Company agreed to transfer to Atari full ownership of, and rights to sell and convey good title to certain units of video games listed therein, for a value of approximately $1.7 million, which amount was accrued for at December 31, 2010. As of June 30, 2011, the Company fully satisfied the terms of the Settlement Agreement and Atari dismissed the complaint with prejudice on August 16, 2011.

On July 22, 2011 Bruce E. Ricker, individually and on behalf of all purchasers of the common stock of the Company from May 17, 2010 through April 15, 2011, filed a putative class action complaint in the United States District Court for the Southern District of Ohio. The complaint alleges that the Company, Mark Seremet, the Company’s Chief Executive Officer, and David Fremed, the Company’s Chief Financial Officer, knowingly or recklessly violated the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by making false material statements or failing to disclose material information in order to make statements not misleading in connection with certain financial statements of the Company. Specifically, the complaint relies upon the Company’s April 15, 2011 restatement of its unaudited consolidated financial statements for the three months ended March 31, 2010, the three and six months ended June 30, 2010 and the three and nine months ended September 30, 2010, as the basis for its allegations that the Company’s financial statements filed for those periods contained materially false statements.  Mr. Ricker was appointed as the lead plaintiff on October 19, 2011.  The plaintiff must file an amended complaint by December 5, 2011.  The defendants and their counsel are in the process of reviewing and assessing the current complaint’s allegations.  As a result, the Company cannot reasonably estimate any potential loss or exposure at this time.

The Company has received a subpoena from the Securities and Exchange Commission requesting certain information in connection with the restatement of the Company’s financial statements referred to above. The Company continues to fully cooperate with the Securities and Exchange Commission.

From time to time, the Company is also involved in various legal proceedings and claims incidental to the normal conduct of its business.  Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, the Company believes that these legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

NOTE 16.  RELATED PARTY TRANSACTIONS

On April 6, 2009, the Company entered into an amended and restated purchase order financing arrangement with Wells Fargo.  In connection with the amended agreement, Mark Seremet, President and Chief Executive Officer of Zoo Games and a director of Zoo Entertainment, and David Rosenbaum, the former President of Zoo Publishing, entered into a Guaranty with Wells Fargo, pursuant to which Messrs. Seremet and Rosenbaum agreed to guarantee the full and prompt payment and performance of the obligations under the Assignment Agreement and the Security Agreement.  On May 12, 2009, the Company entered into a letter agreement with each of Mark Seremet and David Rosenbaum (the “Fee Letters”), pursuant to which, in consideration for Messrs. Seremet and Rosenbaum entering into the guaranty with Wells Fargo for the full and prompt payment and performance by the Company and its subsidiaries of the obligations in connection with a purchase order financing (the “Loan”), the Company agreed to compensate Mr. Seremet in the amount of $10,000 per month, and Mr. Rosenbaum in the amount of $7,000 per month, for so long as the executive remains employed while the guaranty and Loan remained in full force and effect.  With the termination of the Wells Fargo financing in June 2011, this monthly fee was discontinued.

On October 1, 2010, the Company entered into an Amended and Restated Letter Agreement with each of Mark Seremet and David Rosenbaum, which among other things, the Company agreed to compensate each of Messrs. Seremet and Rosenbaum in consideration for each of their guarantees of the increased indebtedness incurred by the Company under the WCS Second Amendment, for so long as such guarantees and loan remained in full force and effect, an additional $25,000 on each of October 1, 2010, January 1, 2011, April 1, 2011 and July 1, 2011. Mr. Seremet’s guaranty remained in effect with the Limited Recourse Agreement.

On May 16, 2011, the Company entered into the Amendment. Pursuant to the Amendment, the Company agreed to continue to pay Mr. Rosenbaum a monthly fee of $7,000 for so long as the Loan and guaranty from Wells Fargo continued to remain in full force and effect. In addition, the Company agreed to pay Mr. Rosenbaum $25,000 on each of May 31, 2011 and July 1, 2011 for so long as such guarantees and loan remained in full force and effect. With the termination of the WCS financing in June 2011, Mr. Rosenbaum’s monthly and quarterly fees were discontinued.

As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guaranties, the Company issued 337,636 options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guarantees.  The Company performed a Black-Scholes valuation on the options and determined that the value of the arrangements on February 11, 2010 was $542,000. Of the $542,000, $403,000 was included as stock-based compensation expense in 2009 based on the value ascribed for the period from November 20, 2009 to December 31, 2009, and was included in accrued expenses in the December 31, 2009 consolidated balance sheet.  The stock-based compensation expense recorded for the three months ended September 30, 2011 and 2010 was approximately $0 and $29,000, respectively, and for the nine months ended September 30, 2011 and 2010 was approximately $15,800 and $85,000, respectively.  As of June 30, 2011, all expense related to the grant had been recorded. In May 2011, in conjunction with Mr. Rosenbaum’s Separation Agreement, the Company’s Board of Directors agreed to extend the term of Mr. Rosenbaum’s February 2010 Stock Option grant through April 30, 2018. Without such modification, the options would have expired 90 days after Mr. Rosenbaum’s separation of service from the Company. The modification to the stock option award resulted in incremental expense of approximately $334,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s condensed consolidated statements of operations at that date, as the options were fully vested and no further service was required from Mr. Rosenbaum.  In June 2011, the Board of Directors agreed to modify the term of Mr. Seremet’s February 2010 Stock Option grant, thereby allowing Mr. Seremet to exercise the option through April 30, 2018, regardless of continued employment with the Company. The Company calculated the incremental expense between the original option grant and the modified option grant by applying an estimated forfeiture percentage to the original grant. The modification of Mr. Seremet’s stock option resulted in the Company recording incremental expense of approximately $190,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s condensed consolidated statements of operations at that date, as the options were fully vested and no further service was required from Mr. Seremet.

In June 2011, Mr. Seremet agreed to take no further payments related to his personal guarantees relating to the New Factoring Agreement. In August 2011, Mr. Seremet forgave $35,000 of amounts unpaid and due to him as of June 30, 2011 for his personal guarantees of the Company’s financing facilities.

NOTE 17.                SUBSEQUENT EVENTS

On October 7, 2011, the Company was notified by Panta that it was in default of the New Factoring Agreement and Amendment by failing to meet the minimum repayments required under the agreements, by the unauthorized forgiveness of certain accounts receivable owed by a customer in violation of the terms of the agreements, and by the existence of a material adverse effect due to the Company’s inability to meet its debts as such debts became due. Accordingly, as required by the terms of the agreements, the Company accelerated all amounts owed to Panta to currently due and payable. On October 28, 2011, Zoo Publishing entered into the Second Amended and Restated Factoring and Security Agreement (the “Second New Factoring Agreement”) with Panta and MMB Holdings LLC (“MMB”), pursuant to which the parties agreed to amend the New Factoring Agreement, to reflect the assignment by Panta to MMB of documents and accounts, including related collateral security, under the New Factoring Agreement and to amend certain other terms and conditions of the New Factoring Agreement. In connection with the Second New Factoring Agreement, Panta agreed to assign all of its right, title and interest in and to the New Factoring Agreement to MMB, as agent for itself and Panta, pursuant to a Limited Recourse Assignment, dated as of October 28, 2011 (the “Limited Recourse Assignment”), for a purchase price of $850,000.  Additionally, Panta is retaining an interest in the principal amount of $185,818.93 (together with interest and fees accruing thereon) owed by Zoo Publishing under the New Factoring Agreement.  Under the Second New Factoring Agreement, MMB, as agent for itself and Panta, agreed to temporarily forbear from exercising certain of its rights under default provisions therein until the earlier of November 11, 2011 or the occurrence of an additional default or breach by Zoo Publishing, unless otherwise waived by MMB. All default interest accrued to date became payable to MMB and the Company continues to accrue the default interest rate on amounts outstanding to MMB and Panta. Pursuant to the Second New Factoring Agreement, Zoo Publishing agreed to make scheduled payments to MMB, as agent for itself and Panta with respect to obligations owed by Zoo Publishing thereunder, beginning November 4, 2011 through December 4, 2011 in the cumulative principal amount of $1,035,818.93.  The Second New Factoring Agreement terminates upon the later of (i) the collection by MMB of all of the Purchased Accounts (as defined in the Second New Factoring Agreement) and (ii) the collection by Panta of $1,035,818.93 net of all Incurred Expenses (as defined in the Second New Factoring Agreement). Zoo Publishing granted MMB a first priority security interest in certain of its assets as set forth in the Second New Factoring Agreement. MMB is controlled by David E. Smith, a director of the Company, and Jay A. Wolf, Executive Chairman of the Board of Directors of the Company.  Each of Mr. Smith and Mr. Wolf is a member, equity owner, and officer or manager, as the case may be, of MMB, and Mr. Smith is the managing member of Mojobear Capital, the managing member of MMB.

On August 25, 2011, the Company received a notification from the NASDAQ Listing Qualifications (“NASDAQ”)  indicating that the Company does not satisfy the minimum $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(1).  The NASDAQ letter was based on a review of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, which reported a stockholders’ equity of $(5,196,000).  In addition, the letter stated that as of August 24, 2011, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations.  The Company submitted a plan to regain compliance with The NASDAQ Capital Market’s continued listing requirements.  On November 2, 2011 the Company received a letter from NASDAQ denying the Company’s request for continued listing. The Company will move to the OTCQB market effective November 21, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included in this report. In this discussion, the words “Company”, “we”, “our” and “us” refer to the Company and its operating subsidiaries, Zoo Games, Zoo Publishing, and indiePub, Inc.  This discussion contains certain forward-looking statements that involve substantial risks, assumptions and uncertainties. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “could” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other reports we file with the Securities and Exchange Commissions and elsewhere herein. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

Recent Developments

On August 25, 2011, the Company received a notification from the NASDAQ Listing Qualifications (“NASDAQ”)  indicating that the Company does not satisfy the minimum $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(1).  The NASDAQ letter was based on a review of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, which reported a stockholders’ equity of $(5,196,000).  In addition, the letter stated that as of August 24, 2011, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations.  The Company submitted a plan to regain compliance with The NASDAQ Capital Market’s continued listing requirements.  On November 2, 2011 the Company received a letter from NASDAQ denying  the Company’s request for continued listing. The Company will move to the OTCQB market effective November 21, 2011.

Results of Operations

For the Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data) For the Three Months Ended September 30,
	2011		2010

Revenue	$1,166	100%	$17,253	100%
Cost of goods sold	1,837	158	13,579	79
Gross (loss) profit	(671)	(58)	3,674	21
Operating expenses:
General and administrative	1,418	122	1,052	6
Selling and marketing	396	34	1,307	7
Depreciation and amortization	252	21	510	3
Total operating expenses	2,066	177	2,869	16
(Loss) income from operations	(2,737)	(235)	805	5
Interest expense, net	(1,354)	(116)	(642)	(4)
(Loss) income from operations before income taxes	(4,091)	(351)	163	1
Income tax expense	–	–	(56)	–
Net (loss) income	$(4,091)	(351)%	$107	1%
(Loss) income per common share - basic	$(0.53)		$0.02
(Loss) income per common share - diluted	$(0.53)		$0.01

Net Revenues.  Net revenues for the three months ended September 30, 2011 were approximately $1.2 million, compared to approximately $17.3 million for the comparable 2010 period. Consistent with our shift to a digital strategy, we reduced our development of new boxed games in 2011, and therefore had fewer new products in the marketplace and, accordingly, lower revenues. In addition, we began selling our legacy games at lower prices to expedite the sale of inventory of those older items. Sales in both periods consist primarily of casual game sales in North America.  The breakdown of gross sales by platform is as follows:

	Three Months Ended September 30,
	2011	2010
Nintendo Wii	75%	74%
Nintendo DS	23%	25%
SONY PS2	0%	1%
SONY PS3	1%	0%
Microsoft Xbox	1%	0%

Sales of all software for Nintendo Wii and DS products decreased approximately 24% from the third quarter of 2010 to the comparable 2011 quarter according to The NPD Group, an independent global provider of consumer and retail market research information.  Our two largest distributors during the 2010 year, who combined represented approximately 66% of our gross sales for the third quarter of 2010, did not purchase any product in the three months ended September 30, 2011.  In July 2011, we began selling our legacy console assets via a distribution agreement at prices at or marginally above cost, causing the decline in average selling price during the quarter   The 2011 period consisted of approximately 218,000 units sold in North America at an average gross price of $5.12 per unit, while the 2010 period consisted of approximately 1.9 million units sold in North America at an average gross price of $10.50 per unit. The biggest sellers during the 2011 period were (i) Build n Race for the Nintendo Wii platform, (ii) Minute to Win It for the Nintendo Wii platform, and (iii) Minute to Win It for the Nintendo DS platform. The biggest sellers during the 2010 period were (i) Martian Panic with our gun blaster for the Nintendo Wii platform, (ii) Deal or No Deal Special Edition on the Nintendo Wii platform and (iii) Chicken Blaster with our gun blaster for the Nintendo Wii platform.   Sales allowances provided to customers for returns, markdowns, price protection and other deductions were 10% of gross sales for the three months ended September 30, 2011, as compared to 11% of gross sales for the three months ended September 30, 2010.

Gross (Loss) Profit.  Gross loss for the three months ended September 30, 2011 was approximately $(671,000), or (58%) of net revenue, while the gross profit for the three months ended September 30, 2010 was approximately $3.7 million, or 21% of net revenue.  The costs included in cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues.  The 2011 sales were primarily catalogue product sold at cost or marginally above, therefore generating minimal gross profit. Additionally, in conjunction with our distribution agreement, we deferred approximately $160,000 of per-unit tech fees, which will be realized in the form of a royalty at the date when we receive information from our distributor indicating the royalty has been earned. The gross margin was adversely affected by the acceleration of approximately $214,000 of product development amortization on our catalogue products due to a combination of reforecasting of projected future sales for each game in conjunction with the Company’s move towards its digital strategy, and low margins on the sales of our catalog products, which required additional amortization of product development costs that could not be recouped from the sales price of the goods. Increased inventory reserves for product being sold below cost or for product that we may be unable to sell accounted for approximately $266,000 of additional expense during the quarter, and approximately $24,000 of additional royalty expense was recorded as a result of changes in estimated unit sales for certain of our products.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2011 were approximately $1.4 million as compared to approximately $1.1 million for the comparable period in 2010.  Non-cash stock-based compensation included in general and administrative expenses for the three months ended September 30, 2011 was approximately $147,000, and included approximately $45,000 of expense related to the modification of stock option awards granted to our former Chief Operating Officer. For the three months ended September 30, 2010, non-cash stock-based compensation was approximately $127,000.  The departmental costs included in general and administrative expenses include executive, finance, legal, information technology, product development, administration, warehouse operations and digital/indiePub initiatives.  The increase in general and administrative expenses during the current period is due primarily to: increased salary and associated payroll taxes and benefit expenses; increased legal and professional fees of approximately $195,000 related to various legal matters incurred during the period; increased franchise tax expense due to additional shares of common stock registered in the State of Delaware during 2011, and; approximately $72,000 of expenses incurred related to the amendments to the Panta agreements.  During the 2011 period, headcount in the general and administrative department was increased by the hiring of nine full-time equivalents, resulting in an increase in salary expense of approximately $133,000 in the third quarter of 2011 . In addition, there were six employees whose functional classification shifted from selling and marketing in the 2010 period to general and administrative in the 2011 period, resulting in an increase of approximately $141,000 in general and administrative expenses from 2010 to 2011.  These increases were partially offset by a reduction in guarantee expense for the quarter due to the fact that in August 2011, our Chief Executive Officer forgave $35,000 of amounts unpaid and due to him as of June 30, 2011 for his personal guarantees of the Company’s receivable factoring facilities. Additionally, office expenses were  reduced by approximately $116,000 due to cost saving measures implemented during the quarter. The indiePub and digital initiative costs included in general and administrative expenses for the 2011 period were approximately $181,000.

Selling and Marketing Expenses.  Selling and marketing expenses decreased from approximately $1.3 million for the three months ended September 30, 2010 to approximately $396,000 for the three months ended September 30, 2011. The primary reason for the decrease was lower salary and associated payroll tax and benefit expenses, an decreased external commission expense of approximately $105,000 due to lower revenue during the third quarter of 2011. There were six employees whose functional classification shifted from selling and marketing in the 2010 period to general and administrative in the 2011 period, resulting in a decrease of approximately $141,000 in selling and marketing expenses from 2010 to 2011. In addition, approximately 23 employees included in the selling and markeing department in 2010 separated service with us prior to the third quarter of 2011, accounting for a decrease in salary expense of approximately $523,000. These decreases in expense were partially offset by increased advertising expense of approximately $104,000 related to our new indiePub initiatives.

Depreciation and Amortization Expenses.  Depreciation and amortization costs for the three months ended September 30, 2011 were approximately $251,000 compared to approximately $510,000 in the 2010 period. The amortization of intangible assets was $218,000 for the three months ended September 30, 2011, compared to approximately $412,000 for the three months ended September 30, 2010. The decrease was due primarily to a reduction in the carrying values of the assets due to impairment taken in previous periods.  The remaining balance related to depreciation of fixed assets during each period.

Interest Expense.  Interest expense for the three months ended September 30, 2011 was approximately $1.4 million as compared to $642,000 for the three months ended September 30, 2010. The 2011 period includes approximately $1.3 million related to the Panta agreements, approximately $65,000 of default interest related to the Panta agreements, and approximately $27,000 related to our various promissory notes. All interest related to the Panta agreements was accelerated at September 30, 2011, due to our default under the terms of the agreements. The 2010 period includes $23,000 of interest on the Solutions 2 Go loan and $51,000 of non-cash interest relating to the warrants for the Solutions 2 Go exclusive distribution rights. Interest expense in the 2010 period for the receivable factoring facility was approximately $253,000 and for the purchase order facility was approximately $315,000.

Income Taxes.  For the three months ended September 30, 2011, we recorded a pre-tax loss of approximately $4.1 million.  All income tax benefit related to this loss was fully offset by an increase in the valuation allowance against our deferred tax assets, as we could not conclude that it was more likely than not that the benefit would be realized. We recorded income tax expense of approximately $56,000 for the three months ended September 30, 2010 against pre-tax income of $163,000.

(Loss) Income Per Common Share.  The basic and diluted loss per share for the three months ended September 30, 2011 was $(0.53) based on a weighted average shares outstanding for the period of approximately 7.7 million shares. The basic income per share for the three months ended September 30, 2010 was $0.02 based on weighted average shares outstanding for the period of approximately 5.9 million shares and the diluted income per share for the three months ended September 30, 2010 was $0.01 based on weighted average shares outstanding for the period of approximately 7.4 million.

For the Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations:

	(Amounts in Thousands Except Per Share Data) For the Nine Months Ended September 30,
	2011		2010

Revenue	$8,598	100%	$43,713	100%
Cost of goods sold	12,628	147	34,416	79
Gross (loss) profit	(4,030)	(47)	9,297	21
Operating expenses:
General and administrative	6,356	74	3,847	9
Selling and marketing	2,156	25	3,643	8
Research and development	2,263	26	–	–
Impairment of intangible assets	1,749	20	–	–
Depreciation and amortization	1,158	14	1,509	3
Total operating expenses	13,682	159	8,999	20
(Loss) income from operations	(17,712)	(206)	298	1
Interest expense, net	(2,033)	(24)	(1,631)	(4)
Loss from operations before income taxes	(19,745)	(230)	(1,333)	(3)
Income tax benefit	–	–	496	1
Net loss	$(19,745)	(230)%	$(837)	(2)%
Loss per common share – basic and diluted	$(2.91)		$(0.22)

Net Revenues.  Net revenues for the nine months ended September 30, 2011 were approximately $8.6 million compared to approximately $43.7 million for the nine months ended September 30, 2010.  Consistent with our shift to a digital strategy, we reduced our development of new boxed games during the 2011 year, and therefore had fewer new products in the marketplace and, accordingly, lower revenues. In addition, we began selling our legacy games at lower prices to expedite the sale of inventory of those older items. Sales in both periods consist primarily of casual game sales in North America.  The breakdown of gross sales by platform is as follows:

	Nine Months Ended September 30,
	2011	2010
Nintendo Wii	71%	73%
Nintendo DS	23%	27%
SONY PS3	3%	0%
Microsoft Xbox 360	3%	0%

Sales of all software for Nintendo Wii and DS products decreased approximately 20% from the first nine months of 2010 to 2011, according to The NPD Group, an independent global provider of consumer and retail market research information.  Our two largest distributors during the 2010 year, who combined represented approximately 57% of our gross sales for the first nine months of 2010, did not purchase any product in the nine months ended September 30, 2011.  The biggest sellers during the 2011 period were (i) Minute to Win It for the Nintendo Wii platform, (ii) Remington Great American Bird Hunt for the Nintendo Wii platform, bundled with our gun blaster, and (iii) Monster Truck Mayhem for the Nintendo Wii platform. The biggest sellers during the 2010 period were (i) Deal or No Deal on the Nintendo Wii platform, (ii) Deer Drive with our gun blaster for the Nintendo Wii platform and (iii) Martian Panic with our gun blaster for the Nintendo Wii platform.  The 2011 period consisted of approximately 872,000 units sold in North America at an average gross price of $11.08 per unit, while the 2010 period consisted of approximately 4.4 million units sold in North America at an average gross price of $10.41 per unit.  The average price increase resulted primarily from the sale of approximately 23,000 PS3 and 24,000 Xbox 360 Mayhem 3D at a gross price of approximately $28.00 per unit and $27.00 per unit, respectively, in the 2011 period, as well as a larger percentage of sales of products bundled with peripherals in 2011 versus 2010.  Sales allowances provided to customers for returns, markdowns, price protection and other deductions were 17% of gross sales for the nine months ended September 30, 2011, as compared to 7% of gross sales for the nine months ended September 30, 2010. The significant decrease in gross sales in 2011 compared to 2010 is the primary reason for the percentage increase.

Gross (Loss) Profit.  Gross loss for the nine months ended September 30, 2011 was approximately $(4.0) million, or (47%) of net revenue, while the gross profit for the nine months ended September 30, 2010 was approximately $9.3 million, or 21% of net revenue.  The costs included in cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues.  The 2011 sales were primarily catalogue product sold at a price at or slightly above the current value of the inventory, therefore generating minimal gross profit.  Additionally, in conjunction with our distribution agreement, we deferred approximately $160,000 of per-unit tech fees, which will be realized in the form of a royalty at the date when we receive information from our distributor indicating the royalty has been earned. The gross margin was adversely affected by the acceleration of approximately $2.6 million of product development amortization on our catalogue products due to their shortened expected lives, as the Company moves towards its digital strategy.  In addition, during 2011, we downwardly revised sales expectations for two products that we intend to release in late 2011, which resulted in an additional $272,000 of product development costs.  Increased inventory reserves for product being sold below cost or that we may be unable to sell accounted for approximately $1.7 million of additional expense during 2011, and approximately $482,000 of additional royalty expense was recorded as a result of changes in estimated unit sales for certain of our products.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2011 were approximately $6.4 million as compared to approximately $3.8 million for the comparable period in 2010. The department costs included in general and administrative expenses include executive, finance, legal, information technology, product development, administration, warehouse operations and digital/indiePub initiatives.  Non-cash stock-based compensation included in general and administrative expenses was approximately $899,000 and $489,000 for the nine months ended September 30, 2011 and 2010, respectively. Non-cash stock-based compensation included in general and administrative expenses for the nine months ended September 30, 2011 included approximately $579,000 of expense related to the modification of stock option awards granted primarily to our Chief Executive Officer, former Chief Operating Officer and our former President. The remaining increase in general and administrative expenses during the 2011 period was due primarily to: increased salary costs and associated payroll taxes and benefit expenses; approximately $168,000 paid to executives for their guarantees of the Company’s receivable factoring facility, which guarantees were not in effect in 2010; increased franchise tax expense of approximately $130,000 due to additional shares of common stock registered in the State of Delaware during 2011, and; approximately $537,000 of expenses relating to the early retirement and commitment fees paid to terminate the WCS and Wells Fargo financing facilities, and costs associated with the Panta agreements.  During the 2011 period, headcount in the general and administrative department was increased by the hiring of twenty-one full-time equivalents, resulting in an increase in salary expense of approximately $379,000 during the first nine months of 2011. In addition, there were six employees whose functional classification shifted from selling and marketing in the 2010 period to general and administrative in the 2011 period, resulting in an increase of approximately $271,000 in general and administrative expenses from 2010 to 2011.These increases were partially offset by reduced office expense of approximately $177,000, due to cost saving measures implemented during 2011, and reduced consulting fees of approximately $202,000. The indiePub and digital initiative costs included in general and administrative expenses for the 2011 period were approximately $535,000.

Selling and Marketing Expenses.  Selling and marketing expenses decreased from approximately $3.6 million for the nine months ended September 30, 2010 to approximately $2.2 million for the nine months ended September 30, 2011. The decrease was in part due to six employees whose functional classification shifted from selling and marketing in the 2010 period to general and administrative in the 2011 period, resulting in a decrease of approximately $271,000 in selling and marketing expenses from 2010 to 2011. In addition, there was a net decline of approximately 22 employees included in the selling and markeing department from 2010 to 2011, resulting in a decrease in salary expense of approximately $848,000. In addition, sales commissions related to external sales representatives decreased by approximately $507,000 due to the decrease in revenue in 2011. These expense savings were partially offset by increased advertising expense, including $250,000 related to prize winners of game contests held on our indiePub site, and additional trade show expense of approximately $224,000 related to initiatives to brand our indiePub games and website.

Research and Development. We incurred research and development expenses of approximately $2.3 million during the first nine months of 2011 to expense costs relating to the development of games that were abandoned during the period. There were no write-offs during the comparable 2010 period.

Impairment of Intangible Assets. During the first six months of 2011, we continued to incur significant losses due primarily to a decline in the retail market for our products. In July 2011, our wholly-owned subsidiary, Zoo Publishing, entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute Zoo’s legacy console assets.  The losses, coupled with a substantially revised reduction in projected unit sales, and acceleration of our shift from the retail boxed product triggered us to test our definite-lived intangible assets for potential impairment. As a result, we recorded an impairment loss of approximately $1.7 million related to our acquisition of Zoo Publishing in 2007 in accordance with the provisions of ASC 360-10-35-47. Of the $1.7 million of impairment, approximately $0.7 million was related to trademarks and the remaining $1.0 million was related to content.  No further impairment of intangible assets was recorded during the three months ended September 30, 2011.

Depreciation and Amortization Expenses.  Depreciation and amortization costs for the nine months ended September 30, 2011 were approximately $1.2 million compared to approximately $1.5 million in the 2010 period. The amortization of intangible assets was approximately $1.1 million for the nine months ended September 30, 2011, compared to approximately $1.4 million for the nine months ended September 30, 2010.  The decrease was due primarily to a reduction in the carrying values of the assets due to impairment taken in previous periods.  The balance relates to depreciation of fixed assets during each period.

Interest Expense.  Interest expense for the nine months ended September 30, 2011 was $2.0 million as compared to $1.6 million for the nine months ended September 30, 2010. The 2011 period includes approximately $574,000 of interest for the receivable factoring facility, approximately $65,000 of interest for the purchase order financing facility, approximately $1.3 million related to the Panta agreements, approximately $65,000 of default interest related to the Panta agreements and approximately $27,000 of interest related to various notes. The 2010 period includes $78,000 of interest on the Solutions 2 Go loan and $267,000 of non-cash interest relating to the warrants issued for the Solutions 2 Go exclusive distribution rights.  Interest expense in the 2010 period for the receivable factoring facility was $619,000 and for the purchase order facility was $667,000.

Income Taxes.  For the nine months ended September 30, 2011, we recorded a pre-tax loss of approximately $19.7 million.  All income tax benefit related to this loss was fully offset by an increase in the valuation allowance against our deferred tax assets, as we could not conclude that it was more likely than not that the benefit would be realized. We recorded an income tax benefit of $496,000 for the nine months ended September 30, 2010 against a pre-tax loss of approximately $1.3 million.

Loss Per Common Share.  The basic and diluted loss per share for the nine months ended September 30, 2011 was $(2.91) based on weighted average shares outstanding for the period of approximately 6.8 million shares. The basic and diluted loss per share for the nine months ended September 30, 2010 was $(0.22) based on weighted average shares outstanding for the period of approximately 3.8 million shares.

Liquidity and Capital Resources

We incurred a net loss of approximately $19.7 million for the nine months ended September 30, 2011 and net loss of approximately $837,000 for the nine months ended September 30, 2010.  Our principal sources of cash during 2011 were proceeds from the sale of our common stock in July, the use of our purchase order and receivable financing arrangements, and cash generated from operations. During 2010, our principal sources of cash were proceeds from the sale of equity securities, the use of our purchase order and receivable financing arrangements, and cash generated from operations throughout the periods.

Net cash provided by operating activities for the nine months ended September 30, 2011 was approximately $7.8 million, due primarily to a decrease in receivables and due from factor resulting from the collection of the December 31, 2010 receivables, as well as a decrease in inventory, as we sold a significant amount of the December 31, 2010 inventory during the first nine months of 2011.  This was offset by cash utilized for operating expenses during the first nine months of 2011.  Net cash used in operating activities for the nine months ended September 30, 2010 was approximately $17.1 million, consisting primarily of (i) an increase in receivables and due from factor resulting from increased sales of our products on standard payment terms during the period, (ii) building inventory for projected sales for the fourth quarter of 2010, and (iii) product development costs incurred in connection with video games for release in the 2010 and 2011 periods.

Net cash used in investing activities was approximately $72,000 and $175,000 for the nine months ended September 30, 2011 and 2010, respectively.  In each period, the amount used was for the purchase of fixed assets.

Net cash used in financing activities for the nine months ended September 30, 2011, was approximately $8.0 million, consisting of: (i) net proceeds from the sale of our common stock of approximately $1.6 million; (ii) net repayments of approximately $8.0 million on our receivable factoring facility; (iii) net repayments of approximately $1.6 million on our purchase order financing facility, and; (iv) net borrowings of approximately $0.1 million on our limited recourse agreement.  This was partially offset by the issuance of the WCS Note for $183,000 in 2011. Net cash provided by financing activities for the nine months ended September 30, 2010 was approximately $15.8 million, which included: (i) approximately $7.6 million of proceeds, net of costs of approximately $2.0 million, from the sale of equity securities in July 2010; (ii) approximately $8.8 million of net borrowings from the purchase order and receivable financing facilities; (iii) offset by $585,000 of reductions to the customer advances from Solutions 2 Go.

July 2011 Equity Raise

On July 13, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors, including the Company’s insiders and largest institutional stockholder, pursuant to which we agreed to sell to the investors in a private offering (i) an aggregate of up to 803,355 shares of our common stock and (ii) two and one-half year warrants to acquire up to an additional 803,355 shares of common stock. The purchase price for each unit consisting of one share and one warrant was $2.085 (the “Offering”). Each warrant is exercisable on a ratio of one share of common stock for every one share of common stock purchased by an investor with an exercise price equal to $1.96, commencing January 15, 2012 and ending January 15, 2014. The warrants contain customary limitations on the amount of the warrants that can be exercised. On July 15, 2011, we completed the Offering. Net proceeds to the Company from the Offering were approximately $1.6 million. The proceeds were used primarily to pay down the WCS Note of $183,000 and for general corporate purposes.

Factoring Facility

We previously utilized a factoring facility with Working Capital Solutions, Inc.  (“WCS”), which utilized existing accounts receivable in order to provide working capital to fund our continuing business operations.  Under the terms of our factoring and security agreement (the “Original Factoring Agreement”), our receivables were sold to WCS, with recourse.  WCS, in its sole discretion, determined whether or not it would accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable was accepted by WCS, WCS provided funding, subject to the terms and conditions of the Original Factoring Agreement.  The amount remitted to us by WCS equaled the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less a reserve percentage (currently 30%).  In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor could require the receivable to be repurchased by us in accordance with the Original Factoring Agreement.  The amounts to be paid by us to WCS for any accepted receivable included a factoring fee of 0.56% (0.60% prior to November 30, 2010) for each ten (10) day period the account was open.  During the nine months ended September 30, 2011 and 2010, we sold approximately $11.6 million and $17.8 million, respectively, of receivables to WCS with recourse.  At September 30, 2011 and December 31, 2010, accounts receivable and due from WCS included $0 and approximately $11.3 million, respectively, of amounts due from our customers to WCS.  WCS had an advance outstanding to us of $0 and approximately $8.0 million as of September 30, 2011 and December 31, 2010, respectively, which is included in financing arrangements in the current liability section of our condensed consolidated balance sheets.  The interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were $0 and approximately $253,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and approximately $574,000 and $619,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.

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

On June 24, 2011, Zoo Publishing and the Company entered into the Termination Agreement under Factoring and Security Agreement (the “WCS Termination Agreement”) with WCS, pursuant to which the Company and WCS (i) terminated that certain Original Factoring  Agreement and (ii) provided for the payment of all outstanding obligations owed to WCS under the Original Factoring Agreement in the amount of approximately $992,500, including $157,000 of a $340,000 early termination fee. In connection therewith, Zoo Publishing issued a Deficiency Promissory Note to WCS in the amount of $340,000 (the “WCS Note”) as payment for the early termination fee, $157,000 of which was satisfied. The WCS Note bore interest at a rate of 12% per annum and was payable in accordance with the terms and conditions of the WCS Note, with the entire remaining principal balance of $183,000 plus all accrued and unpaid interest due on July 21, 2011.  The early termination fee of $340,000 was included in general and administrative expenses at that date in the condensed consolidated statement of operations.  On July 18, 2011, we fully satisfied the WCS Note for a total of $184,443, which was the principal amount plus all interest due as of that date.

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

On April 6, 2010, we and Wells Fargo entered into an amendment to the existing Assignment Agreement.  Pursuant to the amendment, the parties agreed to, among other things: (i) increase the amount of funding available pursuant to the facility to $10,000,000; (ii) reduce the set-up funding fee to 2% and increase the total commitment fee to approximately $407,000 for the next 12 months and to $400,000 for the following 12 months if the Assignment Agreement was renewed for an additional year; (iii) reduce the interest rate to prime plus 2% on outstanding advances; and (iv) extend its term until April 5, 2011, subject to automatic renewal for successive 12 month terms unless either party terminated the Assignment Agreement with written notice 30 days prior to the end of the initial term or any renewal term. In consideration for the extension, we paid to Wells Fargo an aggregate fee of approximately $32,000.

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

On June 24, 2011, we entered into a Termination Agreement with Wells Fargo.  Pursuant to the Termination Agreement, we paid off the balance due of approximately $147,000 and paid $50,000 in full satisfaction of the commitment fee.  The commitment fee was included in general and administrative expenses at that date in the condensed consolidated statement of operations.  Wells Fargo released all security interests that they and their predecessors held on us.

The amounts outstanding as of September 30, 2011 and December 31, 2010 were $0 and approximately $1.6 million, respectively, which is included in financing arrangements in the current liability section of our condensed consolidated balance sheets.  The interest rate on advances was prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4.0%. As of September 30, 2010, the effective interest rate was 5.25%.  The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and were $0 and approximately $315,000 for the three months ended September 30, 2011 and 2010, respectively, and approximately $65,000 and $667,000 for the nine months ended September 30, 2011 and 2010, respectively.

Limited Recourse Agreement

On June 24, 2011, in connection with the WCS Termination Agreement, WCS agreed to assign all of its rights, title and interest in and to the Original Factoring Agreement and all Collateral to Panta Distribution, LLC (“Panta”) pursuant to a Limited Recourse Agreement, dated as of June 24, 2011 (the “Limited Recourse Agreement”). On June 24, 2011, we and Panta also entered into an Amended and Restated Factoring and Security Agreement (the “New Factoring Agreement”), pursuant to which we agreed to pay Panta all outstanding indebtedness under the Limited Recourse Agreement and to sell to Panta our accounts receivable with recourse. Simultaneously with the assignment and sale of the accounts receivable, Panta would provide funding to us of up to a maximum of $2.0 million, subject to the terms and conditions of the New Factoring Agreement, to pay off our existing obligations under the Assignment Agreement and the Original Factoring Agreement. For amounts borrowed under the New Factoring Agreement, we were required to repay Panta $2,797,000 by December 31, 2011, which included amounts borrowed plus interest earned. Under the agreement, accounts receivable assigned to Panta would be collected by Panta directly and applied to the amounts owed by us to Panta. In the event that Panta did not receive the entire $2,797,000 by December 31, 2011, we were required to pay to Panta any remaining amounts due at that date. In addition, under the terms of the agreement, minimum repayments were required to be made against the $2,797,000 to Panta throughout the term of the agreement. In the event that Panta did not receive the required minimum repayments through the collection of accounts receivable by any such scheduled minimum repayment date, we were obligated to fund the difference between the minimum repayment due and the amounts received by Panta for any such shortfall. We granted Panta a first priority security interest in certain of our assets as set forth in the New Factoring Agreement. On July 14, 2011, we entered into the First Amendment to Amended and Restated Factoring and Security Agreement (the “Amendment”) with Panta, pursuant to which the parties agreed to amend the New Factoring Agreement to increase the amount of credit available under the New Factoring Agreement by $850,000, to increase the amount due to Panta by approximately $1.2 million and to amend certain other terms and conditions of the New Factoring Agreement, including the timing of the minimum installment payment schedule. All amounts borrowed under the Amendment were required to be repaid by December 4, 2011, which amounts included total actual borrowings of approximately $2.6 million and interest earned of approximately $1.3 million. On October 7, 2011, we were notified by Panta that we were in default of the New Factoring Agreement and Amendment by failing to meet the minimum repayments required under the agreements, by the unauthorized forgiveness of certain accounts receivable owed by a customer in violation of the terms of the agreements, and by the existence of a material adverse effect due to our inability to meet our debts as such debts became due. Accordingly, as required by the terms of the agreements, all amounts owed to Panta were accelerated to currently due and payable, including all interest. As of September 30, 2011, the approximately $1.4 million owed to Panta was recorded in the current liability section of our condensed consolidated balance sheets. For the three and nine months ended September 30, 2011, we recorded approximately $1.3 million of interest expense related to the Panta agreements.

On October 28, 2011, Zoo Publishing entered into the Second Amended and Restated Factoring and Security Agreement (the “Second New Factoring Agreement”) with Panta and MMB Holdings LLC (“MMB”), pursuant to which the parties agreed to amend the New Factoring Agreement, to reflect the assignment by Panta to MMB of documents and accounts, including related collateral security, under the New Factoring Agreement and to amend certain other terms and conditions of the New Factoring Agreement. In connection with the Second New Factoring Agreement, Panta agreed to assign all of its right, title and interest in and to the New Factoring Agreement to MMB, as agent for itself and Panta, pursuant to a Limited Recourse Assignment, dated as of October 28, 2011 (the “Limited Recourse Assignment”), for a purchase price of $850,000.  Additionally, Panta is retaining an interest in the principal amount of $185,818.93 (together with interest and fees accruing thereon) owed by Zoo Publishing under the New Factoring Agreement.  Under the Second New Factoring Agreement, MMB, as agent for itself and Panta, agreed to temporarily forbear from exercising certain of its rights under default provisions therein until the earlier of November 11, 2011 or the occurrence of an additional default or breach by Zoo Publishing, unless otherwise waived by MMB.  All default interest accrued to date became payable to MMB and the Company continues to accrue the default interest rate on amounts outstanding to MMB and Panta. Pursuant to the Second New Factoring Agreement, Zoo Publishing agreed to make scheduled payments to MMB, as agent for itself and Panta with respect to obligations owed by Zoo Publishing thereunder, beginning November 4, 2011 through December 4, 2011 in the cumulative principal amount of $1,035,818.93.  The Second New Factoring Agreement terminates upon the later of (i) the collection by MMB of all of the Purchased Accounts (as defined in the Second New Factoring Agreement) and (ii) the collection by Panta of $1,035,818.93 net of all Incurred Expenses (as defined in the Second New Factoring Agreement). Zoo Publishing granted MMB a first priority security interest in certain of its assets as set forth in the Second New Factoring Agreement. MMB is controlled by David E. Smith, a director of the Company, and Jay A. Wolf, Executive Chairman of the Board of Directors of the Company.  Each of Mr. Smith and Mr. Wolf is a member, equity owner, and officer or manager, as the case may be, of MMB, and Mr. Smith is the managing member of Mojobear Capital, the managing member of MMB.

Distribution Agreements

On July 13, 2011, Zoo Publishing entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute our legacy console assets. The agreement grants the distributor the exclusive right to purchase video games from us and sell and distribute such video games to wholesalers and retailers in the United States, South America and Europe for a term of three years. Under the agreement, we earn a royalty against the distributor’s net receipts from sales, a portion of which is paid as a per unit fee for each unit manufactured.

On July 12, 2011, Zoo Publishing entered into a sub-publishing and distribution agreement with a developer and distributor of interactive entertainment software to sub-publish, manufacture and distribute our Minute to Win It game on the Microsoft gaming platforms. The agreement grants the sub-publisher the exclusive right to sub-publish, manufacture and distribute the product in the United States and Latin America for a term of five years, or the date by which Zoo’s rights to the product terminate, whichever is earlier. Under the agreement, we are entitled to receive: (i) an advance payment of $50,000 at the date of the signing of the agreement; (ii) a per-unit recoupable advance within five days of Microsoft certification, and (iii) a per-unit fully recoupable advance within five business days of shipments to customers of the product. In addition, we are entitled to a royalty against the distributor’s net receipts in excess of the advance and recoupable advances received. In October 2011, we received certification for Minute to Win It on the Microsoft gaming platforms and sales of the product commenced.

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

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates since the year ended December 31, 2010. A complete description of our critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011 and also in Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended September 30, 2011.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed with the SEC on April 15, 2011, on or around March 2, 2011, Atari, Inc. (“Atari”) commenced an action in the United States District Court for the Southern District of New York against the Company alleging that the Company had breached a sales agreement, dated October 24, 2008, as amended, and a sales agreement entered into on or about June 15, 2010, to sell finished, packaged video games to Atari for its resale to wholesalers and retailers in the U.S., Mexico and Canada. On May 6, 2011, the Company entered into a Settlement Agreement with Atari whereby, in exchange for dismissing the complaint with prejudice if the terms of the Settlement Agreement were followed, the Company agreed to transfer to Atari full ownership of, and rights to sell and convey good title to certain units of video games listed therein, for a value of approximately $1.7 million. As of June 30, 2011, the Company fully satisfied the terms of the Settlement Agreement and Atari dismissed the complaint with prejudice on August 16, 2011.

On July 22, 2011 Bruce E. Ricker, individually and on behalf of all purchasers of the common stock of the Company from May 17, 2010 through April 15, 2011, filed a putative class action complaint in the United States District Court for the Southern District of Ohio. The complaint alleges that the Company, Mark Seremet, the Company’s Chief Executive Officer, and David Fremed, the Company’s Chief Financial Officer, knowingly or recklessly violated the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by making false material statements or failing to disclose material information in order to make statements not misleading in connection with certain financial statements of the Company. Specifically, the complaint relies upon the Company’s April 15, 2011 restatement of its unaudited consolidated financial statements for the three months ended March 31, 2010, the three and six months ended June 30, 2010 and the three and nine months ended September 30, 2010, as the basis for its allegations that the Company’s financial statements filed for those periods contained materially false statements.  Mr. Ricker was appointed as the lead plaintiff on October 19, 2011.  The plaintiff must file an amended complaint by December 5, 2011.  The defendants and their counsel are in the process of reviewing and assessing the current complaint’s allegations.  As a result, the Company cannot reasonably estimate any potential loss or exposure at this time.

The Company has received a subpoena from the Securities and Exchange Commission requesting certain information in connection with the restatement of the Company’s financial statements referred to above. The Company is fully cooperating with the Securities and Exchange Commission.

We are also involved, from time to time, in various legal proceedings and claims incidental to the normal conduct of our business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, we believe that our legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 23, 2011, the Company issued 273,973 shares of restricted common stock at an aggregate purchase price equaling $427,397.  The shares were issued to New World IP, LLC to partially satisfy an outstanding liability owed to them by the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (Removed and Reserved).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1*
Second Amended and Restated Factoring and Security Agreement, by and between Zoo Publishing, Inc., Panta Distribution, LLC and MMB Holdings LLC, dated as of October 28, 2011(previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2011 (File No. 001-34796) and incorporated herein by reference).

10.2*
Limited Recourse Assignment, by and between Panta Distribution, LLC and MMB Holdings LLC, dated as of October 28,2011 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2011 (File No. 001-34796) and incorporated herein by reference).

10.3*
Second Reaffirmation of Guaranty, by and between Zoo Entertainment, Inc. and MMB Holdings LLC, dated as of October 28, 2011 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on November 3, 2011 (File No. 001-34796) and incorporated herein by reference).

10.4*
Second Reaffirmation of Guaranty, by and between Zoo Games, Inc. and MMB Holdings LLC, dated as of October 28, 2011 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on November 3, 2011 (File No. 001-34796) and incorporated herein by reference).

10.5*
Amended and Restated Trademark Security Agreement, by and between Zoo Games, Inc. and MMB Holdings LLC, dated as of October 28, 2011 (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on November 3, 2011 (File No. 001-34796) and incorporated herein by reference).

10.6*
Second Reaffirmation of Validity Guaranty, by and between David Fremed and MMB Holdings LLC, dated as of October 28, 2011 (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on November 3, 2011 (File No. 001-34796) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Zoo Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September  30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ (Deficit) Equity and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: November 21, 2011
ZOO ENTERTAINMENT, INC

/s/ Mark Seremet
Mark Seremet
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David Fremed
David Fremed
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1*
Second Amended and Restated Factoring and Security Agreement, by and between Zoo Publishing, Inc., Panta Distribution, LLC and MMB Holdings LLC, dated as of October 28, 2011(previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2011 (File No. 001-34796) and incorporated herein by reference).

10.2*
Limited Recourse Assignment, by and between Panta Distribution, LLC and MMB Holdings LLC, dated as of October 28,2011 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2011 (File No. 001-34796) and incorporated herein by reference).

10.3*
Second Reaffirmation of Guaranty, by and between Zoo Entertainment, Inc. and MMB Holdings LLC, dated as of October 28, 2011 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on November 3, 2011 (File No. 001-34796) and incorporated herein by reference).

10.4*
Second Reaffirmation of Guaranty, by and between Zoo Games, Inc. and MMB Holdings LLC, dated as of October 28, 2011 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on November 3, 2011 (File No. 001-34796) and incorporated herein by reference).

10.5*
Amended and Restated Trademark Security Agreement, by and between Zoo Games, Inc. and MMB Holdings LLC, dated as of October 28, 2011 (previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed on November 3, 2011 (File No. 001-34796) and incorporated herein by reference).

10.6*
Second Reaffirmation of Validity Guaranty, by and between David Fremed and MMB Holdings LLC, dated as of October 28, 2011 (previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed on November 3, 2011 (File No. 001-34796) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from Zoo Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Stockholders’ (Deficit) Equity and (v) Notes to Condensed Consolidated Financial Statements.

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