Form 10-K
period 2011-12-31
Zoo Entertainment, Inc
filed 2012-04-16
CIK 1326652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-34796

ZOO ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-1033391
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

11248 Cornell Park Drive, Suite 608

Blue Ash, Ohio 45242

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (513) 824-8297

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value per share	None

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $12,142,507 based upon the closing sale price of $2.24 on the NASDAQ, the exchange the Company was registered on at that date. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed to be affiliates.)

The number of shares of common stock of registrant outstanding as of April 2, 2012 was 9,448,883.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2012 Annual Meeting of Stockholders, scheduled to be held on May 17, 2012, are incorporated by reference into Part III of this Form 10-K.

ZOO ENTERTAINMENT, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other things: our business strategy, our ability to obtain financing, our financial performance, the introduction of new products and market acceptance of new and existing products, expectations regarding the size of our market, our competitive position, demand for our products, our ability to increase revenue, our inability to enter into license agreements with manufacturers of game platforms, our ability to maintain the listing of our shares of common stock on The OTCQB tier of the OTC Bulletin Board, the costs of recruiting and retaining key employees, the lack of market for our shares of common stock, global economic conditions, compliance with applicable laws, our ability to continue operating as a going concern entity, and our liquidity.

Any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Annual Report on Form 10-K will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us. Without limiting the foregoing, the words “believes,” “estimates,” “anticipates,” “projects,” “plans,” “seeks,” “may,” “will,” “expects,” “intends,” “should,” and similar expressions, or the negative versions thereof, are intended to identify forward-looking statements. There are a number of risks, uncertainties and other factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the Risk Factors set forth under Item 1A. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. We assume no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

In this report, “Zoo,” the “Company,” “we,” “us,” and “our” refer to Zoo Entertainment, Inc. through its operating subsidiaries, Zoo Games, Inc. and Zoo Publishing, Inc. (and its wholly-owned subsidiary, indiePub, Inc.)

ITEM 1.	BUSINESS.

Overview

We are a developer, publisher, and distributor of interactive entertainment software for digital distribution channels. Our retail business was phased out during 2011 and our business strategy going forward focuses solely on digital distribution. Our disc-based retail software targeted family-oriented mass-market consumers with retail prices ranging from $9.99 to $49.99 per title. Our entertainment software is developed for use on major consoles, handheld gaming devices, personal computers, tablets, and mobile smart-phone devices. During 2011, we developed and/or published video games that operate on platforms including Nintendo’s Wii and DS, Sony’s PlayStation 3, Microsoft’s Xbox 360 and its controller-free accessory, Kinect, Android mobile devices, and iOS devices, including iPod Touch, iPad and iPhone. We are currently developing and/or publishing downloadable games for “connected services” including Microsoft’s Xbox Live Arcade (XBLA), Sony’s PlayStation Network (PSN), Facebook, PC/Mac, iOS and Android devices.

Our current overall business strategy has shifted with the changes within the industry. During 2011, we phased out our retail business of family-oriented, often-branded console titles, and shifted our focus to digital downloadable content on platforms such as XBLA and PSN, as well as mobile gaming. Our digital business focuses on bringing fresh, innovative content to digital distribution channels, as well as mobile devices. We operate indiePub (www.indiePub.com), an innovative content creation site that is designed to capitalize on opportunities in the emerging and high-growth digital entertainment space by serving as a source for content for future development and eventual publication. indiePub fosters the independent gaming community by playing host to independent game developers and players and providing developers with the resources they need to collaborate, publish and create great games. In 2011, revenues from our digital business were immaterial as the majority of our digital games were still in the development stage of production. We anticipate our digital business will begin to generate significant revenue beginning in 2012.

Historically, some of our titles have been based on licenses of well-known properties such as Jeep, Hello Kitty, Bigfoot, Shawn Johnson, and Remington, and in other cases, based on our original intellectual property. Our games span a diverse range of categories, including sports, family, racing, game-show, strategy and action-adventure, among others. In addition, we developed video game titles that were bundled with unique accessories such as fishing rods, bows, steering wheels, and guns, which helped to differentiate our products and provided additional value to the consumer. Our focus was on high-quality products with great value, while simultaneously putting downward pressure on our development expenditures and time to market.

Corporate Information

Our principal executive offices are located at 11258 Cornell Park Drive, Suite 608, Blue Ash, Ohio 45242 and our telephone number is (513) 824-8297. Our website address is www.zoogamesinc.com. We have not incorporated by reference in this Annual Report on Form 10-K the information on, or accessible through, our website.

Interactive Entertainment Software Market

The interactive entertainment software market is comprised of two primary sectors.

The first sector is software for dedicated console and handheld gaming systems such as Microsoft’s Xbox 360, SONY’s PlayStation 3, and Nintendo’s Wii, DS and 3DS handheld systems. The majority of software for these platforms has historically been purchased in packaged form through retail outlets. However, in recent years an increasing amount of software has been made available digitally through online networks such as Microsoft’s Xbox Live Arcade and Sony’s PlayStation network.

The second sector consists of software for multipurpose devices such as personal computers and mobile devices such as smartphones and tablets. Significant growth is projected in this area, particularly in the form of downloadable and online games for use with mobile devices or over online social networks such as Facebook. These “games as a service” platforms often utilize different customer monetization models such as “freemium” gaming where a customer accesses certain game functionality for free, while paying for certain content in the form of in-game micro-transactions such as virtual goods, or premium game features. North American retail sales of video game software were approximately $10 billion in 2011 according to the NPD Group, a global provider of consumer market research information. On a global basis, International Development Group (“IDG”) estimates that worldwide retail sales of console, handheld and PC software were approximately $24 billion in 2011. IDG estimates that non-traditional (digital) revenue surpassed $20 billion in 2011 and will grow to over $40 billion by 2015.

Strategy

Our objective is to become a leader in the emerging digital distribution of casual content utilizing our experience and knowledge as a provider of casual entertainment software through traditional video game distribution channels.

We intend to capitalize on the expanding demographics of video game players and to continue to focus on leveraging strong third-party developers and user-generated content to grow a profitable business.

We have a full end-to-end digital distribution strategy. We launched the indiePub Games community and competition website, www.indiePub.com, where independent developers compete for cash prizes and the opportunity to be published by us across all platforms (consoles, online and/or mobile). Consumers have access to hundreds of free games and vote on their favorites to help determine what games see broader exposure. This model of user-generated intellectual property and crowd-sourced game ideas not only lowers the cost of game development and publication, but also allows for valuable pre-production consumer testing and feedback as part of the daily activity of people playing, rating and commenting on independent games. We plan to increase the utilization of indiePub Games for content generation from users and for distribution of our games. We believe indiePub Games will become a more important part of our business as we build out the platform.

Historically, we viewed our retail operations as our core business, which provided enormous exposure and generated cash flows allowing us to explore our digital strategies. We grew and exploited our extensive catalogue of boxed games to over 100 different titles. With the industry shift to digital downloadable content, we reduced our development of new boxed games and, in July 2011, we entered into two distribution agreements with developers and distributors of interactive entertainment software to distribute the Company’s legacy console assets, as well as to manufacture and distribute our last retail game, which was launched at the end of 2011.

We intend to capitalize on the expanding demographics of video game players and continue to focus on leveraging strong third-party developers and user-generated content to grow a profitable business.

Products

In 2011, we released the following games:

On the Nintendo Wii Platform:

DINO STRIKE

BIGFOOT: KING OF CRUSH

HYPER FIGHTERS

PIRATE BLAST

SUPERSONIC RACER

On the Nintendo Wii Platform with Peripherals:

DINO STRIKE WITH GUN

PIRATE BLAST WITH GUN

On the Nintendo DS Platform:

PHOTO PHANTASY

ZOMBIEZ SEEKER

On the Microsoft XBOX 360 Platform:

MAYHEM 3D

On the Microsoft XBOX 360 with Kinect Platform:

MINUTE TO WIN IT

On the Sony PlayStation 3 Platform:

MAYHEM

On Digital Platforms:

KONA’S CRATE

TOTEM DESTROYER DELUXE

FRACTAL

WANTED CORP

Product Development

We use third-party development studios to create our video game products. We carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We structure our development contracts with third-party developers to ensure the timely and satisfactory performance by associating payments to such developers with the achievement of development milestones.

Customers

Historically, our customers have been comprised of national and regional retailers and national distributors who acted as resellers of our products to smaller retail outlets and provided program buying for certain larger customers, specialty retailers and video game rental outlets. In July 2011, we entered into two distribution agreements with developers and distributors of interactive entertainment software to distribute the Company’s legacy console assets, as well as to manufacture and distribute our last retail game, which was launched at the end of 2011. For the year ended December 31, 2011, our most significant customers were Alter Ego Games, LLC, Target and Walmart, which accounted for approximately 12%, 11% and 11%, respectively, of our gross revenues. For the year ended December 31, 2010, our most significant customers were COKeM, JOAG and Walmart, which accounted for approximately 40%, 10% and 9%, respectively, of our gross revenues.

Under our digital distribution model, our customers are comprised of end users of our products. We are developing and providing content to be sold on Microsoft’s Xbox Live Arcade, Sony’s PlayStation Network, Apple and Android mobile devices, tablets and PC/Mac.

Competition

The interactive entertainment software industry is highly competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than us.

The principal factors of competition in our industry are:

•	the ability to select and develop popular titles;

•	the ability to distribute our products via digital platform operators;

•	the ability to identify and obtain rights to commercially marketable intellectual properties; and

•	the ability to adapt products for use with new technologies.

Successful competition in our industry is also based on price, product quality, product enhancements, brand recognition, marketing support and access to digital distribution channels.

We compete with Microsoft, Nintendo and Sony, which publish software for their respective systems. We also compete with numerous companies licensed by the platform manufacturers to develop or publish software products for use with their respective systems. These competitors include Activision Blizzard, Inc., Atari, Inc., Capcom Interactive, Inc., Electronic Arts, Inc., Konami, Corp., Majesco Entertainment Company, Namco Networks America, Inc., SCi Entertainment Group PLC, Sega Corporation, Take-Two Interactive Software, Inc., THQ, Inc., Ubisoft Entertainment and Vivendi Universal Games, among others. In the digital segment, we compete with a large range of developers and publishers, which include Electronic Arts, Inc., Glu Mobile Inc., Zynga, Inc., CrowdStar Inc., Playdom, Inc., Rovio Entertainment Ltd., Ngmoco and Gameloft SA, among others. We will face additional competition from the entry of new companies into the video game market, including large diversified entertainment companies as well as other independent publishing companies.

Many of our competitors have significantly greater financial, marketing and product development resources than we do. As a result, current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies;

•	devote greater resources to secure rights to valuable licenses and relationships with leading software developers;

•	gain access to wider distribution channels; and

•	have better access to prime interactive space in digital distribution channels.

In addition, regardless of our competitors’ financial resources or size, our success depends on our ability to successfully execute our competitive strategies.

We are also preparing to become more competitive with large publishers within the digital space. While many large publishers maintain extensive budgets and have longer development cycles for their digital products, we crowd-source our content through indiePub, thereby ensuring the most innovative content that may not be achievable by larger publishers. This content, along with creative partnerships and engaging marketing solutions, are what differentiate us and build an increasingly strong interest in our digital titles among consumers.

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

Intellectual Property

Platform Licenses:

Hardware platform manufacturers require that publishers and developers obtain licenses from them to develop and publish titles for their platforms. We currently have licenses from Sony to develop and publish products for PS2, PS3, PSP Go, PSP and PSN, and from Nintendo to develop products for the Game Boy Advance, GameCube, DS, 3DS, Wii, and DsiWare. We are also licensed by Apple to produce applications on its iOS devices, including iPod Touch, iPad and iPhone. These licenses are non-exclusive and must be periodically renewed. These companies generally have approval over games for their platforms, on a title-by-title basis, at their discretion.

Licenses from Third Parties:

While we develop and publish original titles, some of our titles are based on rights, licenses, and properties, including copyrights and trademarks, owned by third parties. In addition, original titles many times include third-party licensed materials such as software and music. License agreements with third parties have variable terms and are terminable on a variety of events. Licensors often have fairly strict approval rights. We are often required to make minimum guaranteed royalty payments over the term of such licenses, including advance payments against these guarantees.

Trademarks, Trade Names and Copyrights:

Zoo and its subsidiaries have used and applied to register certain trademarks to distinguish our products from those of our competitors in the United States and in foreign countries. Zoo and its subsidiaries are also licensed to use certain trademarks, copyrights and technologies. We believe that these trademarks, copyrights and technologies are important to our business. The loss of some of our intellectual property rights might have a negative impact on our financial results and operations.

Seasonality

The interactive entertainment business has historically been highly seasonal, with sales of retail product typically higher during the peak holiday selling season during the fourth quarter of the calendar year. Traditionally, the majority of those sales for this key selling period shipped in the fourth fiscal quarter. Significant working capital had been required to finance the manufacturing of inventory of products that shipped during this quarter. While the digital market is relatively new, anecdotal information is that the peak selling months have been January and August, and we anticipate that trend would continue, although we can give no assurances in this regard.

Manufacturing

With our shift from boxed products distributed through retail outlets to digital content, the need to manufacture inventory has been eliminated and our reliance on third-party manufacturers for our goods is removed.

Employees

As of April 2, 2012, we had 16 full-time employees. Seven of our employees are located in the digital and indiePub division, while nine are located in selling, general and administrative functions. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We believe our relationship with our employees is good.

Available Information

We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission (SEC). You may read and copy all or any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings made with the SEC electronically are publicly available free of charge through the SEC’s website at http://www.sec.gov or our website at http://zoogamesinc.com as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The information on, or accessible through, our website is not part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS.

Risks Related to Our Business

We have experienced operating losses since our inception, and may incur future losses.

We have incurred start-up costs, restructuring costs, impairment of goodwill and other intangible assets, losses from discontinued operations, and losses from other phases of our operations since our inception in 2007. For the years ended December 31, 2011 and 2010, we incurred net losses of $25.9 million and $14.0 million, respectively. Through December 31, 2011, we had cumulative net losses of approximately $85.0 million. If we do become profitable, we may not be able to sustain our profitability. Continued losses or an inability to sustain profitability would likely have an adverse effect on our future operating prospects.

We are unable to predict whether we will be successful in our efforts to achieve or maintain profitability. If we are not successful, we may not be able to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2011, included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

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

If digital platform operators refuse to allow us to distribute our games on their platforms, on a timely basis or at all, our revenues would be adversely affected.

Our digital products are sold on platforms operated by other companies, primarily Apple, Microsoft and Sony. These companies can significantly affect our business because:

•	we must obtain their prior review and approval to publish games on their platforms; and

•	if the popularity of a game platform declines or, if the manufacturer stops utilizing a platform, does not meet the demand for a platform or delays the introduction of a platform in a region important to us, the games that we have published and that we are developing for that platform would likely produce lower sales than we anticipate.

We currently have licenses from Sony to develop and publish products for PS2, PS3, PSP Go, PSP and PSN, and from Nintendo to develop products for the Game Boy Advance, GameCube, DS, 3DS, Wii and DsiWare. We are also licensed by Apple to produce applications on its iOS devices, including iPod Touch, iPad and iPhone. These licenses are non-exclusive, and as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms.

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

We have both exclusive and non-exclusive license arrangements. Our licenses generally have terms that range from two to five years. We may be unable to renew these licenses or to renew them on terms favorable to us, and we may be unable to secure alternatives in a timely manner. Failure to maintain or renew our existing licenses or to obtain additional licenses would impair our ability to introduce new products and services or to continue to offer our current products or services, which would materially harm our business, operating results and financial condition. Some of our existing licenses impose, and licenses that we obtain in the future might impose, development, distribution and marketing obligations on us. If we breach our obligations, our licensors might have the right to terminate the license which would harm our business, operating results and financial condition.

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

Trade organizations within the video game industry require digital entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for sales of digital entertainment software in their countries. In some instances, we may be required to modify our products to comply with the requirements of these rating systems, which could delay the release of those products in these countries. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles. Several proposals have been made for legislation to regulate the digital entertainment software, broadcasting and recording industries, including a proposal to adopt a common rating system for digital entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of digital entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas, including legislation prohibiting the sale of certain “M” rated video games to minors, and by engaging in public demonstrations and media campaigns. Digital platform operators may decline to sell digital entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our “M” rated products, and adversely affect our operating results. If any groups, whether governmental entities, hardware manufacturers or advocacy groups, were to target our “M” rated titles, we might be required to significantly change or discontinue a particular title, which could adversely affect our business.

We could also experience delays in obtaining ratings, which would adversely impact our ability to manufacture products.

We may be unable to develop and publish new products if we are unable to secure or maintain relationships with third-party video game software developers.

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

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the number of new products and services released by us and our competitors;

•	the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new products and services, and products and services released in prior periods;

•	the expiration of existing content licenses;

•	the timing of charges related to royalties and minimum guarantees;

•	changes in pricing policies by us or our competitors;

•	changes in the mix of original and licensed content, which have varying gross margins;

•	the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for video game products, services and related content;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	foreign exchange fluctuations;

•	accounting rules governing recognition of revenue;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

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

Our success depends to a significant extent upon the performance of senior management and on our ability to attract, motivate and retain highly-qualified software developers. We believe that as a result of consolidation in our industry, there are now fewer highly-skilled independent developers available to us. Competition for these developers is intense, and we may not be successful in attracting and retaining them on terms acceptable to us or at all. An increase in the costs necessary to attract and retain skilled developers, and any delays resulting from the inability to attract necessary developers or departures, may adversely affect our revenues, margins and results of operations.

The loss of the services of any of our executive officers or other key employees could harm our business. Our chief executive officer is under a short-term employment agreement, which means that his future employment with the Company is uncertain. All of our executive officers and key employees are bound by a contractual non-competition agreement; however, it is uncertain whether such agreements are enforceable and, if so, to what extent, which could make us vulnerable to recruitment efforts by our competitors.

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

As video games incorporate new technologies, adapt to new platforms and become more complex, the risk of undetected errors in products when first introduced increases. If, despite our testing procedures, errors are found in new products after shipments have been made, we could experience a loss of revenues, delay in timely market acceptance of our products and damage to our reputation, any of which may negatively affect our business, results of operations and financial condition.

If we are unsuccessful in protecting our intellectual property, our revenues may be adversely affected.

The intellectual property embodied in our video games is susceptible to infringement, particularly through unauthorized copying of the games, or piracy. The increasing availability of high bandwidth Internet service has made, and will likely continue to make, piracy of video games more common. Infringement of our intellectual property may adversely affect our revenues through lost sales or licensing fees, particularly where consumers obtain pirated video game copies rather than copies sold by us, or damage to our reputation where consumers are wrongly led by infringers to believe that low-quality infringing material originated from us. Preventing and curbing infringement through enforcement of our intellectual property rights may be difficult, costly and time consuming, and thereby ultimately not cost-effective, especially where the infringement takes place in foreign countries where the laws are less favorable to rights holders or are not sufficiently developed to afford the level of protection we desire.

If we infringe on the intellectual property of others, our costs may rise and our results of operations may be adversely affected.

Although we take precautions to avoid infringing the intellectual property of others, it is possible that we or our third-party developers have done so or may do so in the future. The number and complexity of elements in our products that result from the advances in the capabilities of video game platforms increases the probability that infringement may occur. Claims of infringement, regardless of merit, could be time consuming, costly and difficult to defend. Moreover, as a result of disputes over intellectual property, we may be required to discontinue the distribution of one or more of our products, or obtain a license for the use of, or redesign those products, any of which could result in substantial costs and material delays and could materially adversely affect our results of operations.

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

We may be unable to develop and introduce in a timely manner new products or services, which could harm our brand.

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

Our business is subject to all of the risks generally associated with the entertainment industry and, accordingly, our future operating results will depend on numerous factors beyond our control, including: the popularity, price and timing of new platforms being released; economic, political and military conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot be predicted. A decline in the popularity of certain game genres or particular platforms could cause sales of our titles to decline dramatically. The period of time necessary to develop new game titles, obtain approvals of platform licensors and produce finished products is unpredictable. During this period, consumer appeal for a particular title may decrease, causing product sales to fall short of expectations.

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

While many new products are regularly introduced, only a relatively small number of “hit” titles account for a significant portion of net revenue. Competitors may develop titles that imitate or compete with our “hit” titles, and take sales away from us or reduce our ability to command premium prices for those titles. Hit products published by our competitors may take a larger share of consumer spending than we anticipate which could cause our product sales to fall below our expectations. If our competitors develop more successful products or offer competitive products at lower prices, or if we do not continue to develop consistently high-quality and well-received products, or if we must reduce the selling price for our games, our revenue, margins, and profitability will decline.

Our business is subject to seasonal fluctuations.

We experience fluctuations in quarterly and annual operating results as a result of: the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; changes in pricing policies by us and our competitors; and the size and timing of acquisitions. While the digital market is relatively new, anecdotal information indicates the peak selling months have been January and August, and we anticipate that trend would continue, although we can give no assurances in this regard. Quarterly and annual comparisons of operating results are not necessarily indicative of future operating results.

We are not profitable.

We continue to incur net losses and operating losses. There can be no assurance that we will experience profitability in the future. Our ability to be consistently profitable will depend, in part, on our ability to execute our business plan. We make no assurances that we will be able to successfully execute our business plan, which includes:

•	continuing to develop innovative products;

•	increasing our sales and marketing activities; and

•	effectively competing against current and future competitors.

We may need additional funding in the future for our operations, and these funds may not be available to us.

We believe that cash flow from operations, cash on hand and our existing credit arrangements may be sufficient to fund our operations and capital expenditures, although we can give no such assurance in this regard.

To the extent that our existing resources and anticipated revenue from the sale of our products are insufficient to fund our activities, we may have to raise additional funds from the issuance of public or private securities. We may not be able to raise additional funding, or if we are able to, we may not be able to raise funding on acceptable terms. We may dilute then-existing shareholders if we raise additional funds by issuing new equity securities. Alternately, we may have to relinquish rights to certain of our technologies, products and/or sales territories if we are required to obtain funds through arrangements with collaborative partners. If we are unable to raise needed funds, we may be required to curtail our operations significantly. This would materially adversely affect our operating results and financial condition.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in our revenues and operating expenses;

•	developments in the financial markets and the worldwide or regional economies;

•	announcements of innovations or new products or services by us or our competitors;

•	fluctuations in merchant credit card interest rates;

•	significant sales of our common stock or other securities in the open market; and

•	changes in accounting principles.

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

There is a limited public market for our common stock on the over-the-counter bulletin board and none may exist in the future.

Our common stock trades on the OTCQB tier of the OTC Bulletin Board and is thinly traded compared to larger, more widely-known companies. Thinly traded securities can be more volatile than securities trading in a more active public market. We cannot predict the extent to which an active public market for our common stock will exist in the future.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings and the market price of our shares of common stock.

Any sale of common stock by us in future private placement or public offerings or similar transactions could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt, and this could negatively impact our earnings and results of operations. In addition, sales of a substantial number of shares of our common stock in the public market could cause the market price of our shares of common stock to decline significantly.

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

Our common stock is traded on the OTCQB tier of the OTC Bulletin Board and is subject to the penny stock restrictions, which reduces the liquidity of our securities and makes trading difficult.

SEC Rule 15g-9 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. Our common stock price is below $5.00 per share, making our shares a penny stock. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person’s account for transactions in penny stocks and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

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

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker-dealer made the suitability determination; and

•	that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell securities subject to the penny stock rules.

As we are traded on the OTCQB tier of the OTC Bulletin Board, the holders of our securities may have difficulty selling their shares in the market due to the reduced level of trading activity in the market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Furthermore, the penny stock rules could also hamper our ability to raise funds in the future.

If we continue to fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting for all our current operations. Our management has determined that we have material weaknesses in our internal control over financial reporting related to: (i) not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process; (ii) an insufficient level of monitoring and oversight; (iii) ineffective controls over accounting for revenue recognition; (iv) ineffective controls over accounting for inventory; and (v) ineffective controls over the timely recognition of changes within the Company’s business plan and the related impact on the financial statements. Until these material weaknesses in our internal control over financial reporting are remediated, there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. We are committed to appropriately addressing these matters and we have engaged additional qualified personnel to assist in these areas. We will continue to reassess our accounting and finance staffing levels to ensure that we have the appropriate accounting resources to handle the existing workload. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 43.2% of our outstanding common stock. As a result, this group will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock is likely to have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, this group could cause us to enter into transactions or agreements that we would not otherwise consider.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, may make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal offices are located at 11258 Cornell Park Drive, Suite 608, Blue Ash, Ohio 45242, where we lease approximately 3,800 square feet of office space through February 28, 2014.

We believe that our existing facilities are suitable and adequate for our business, appropriately used and have sufficient capacity for our intended purpose.

ITEM 3.	LEGAL PROCEEDINGS.

On July 22, 2011, Bruce E. Ricker, individually and on behalf of all purchasers of the common stock of the Company from July 7, 2010 through April 15, 2011, filed a putative class action complaint in the United States District Court for the Southern District of Ohio. Mr. Ricker was appointed lead plaintiff on October 19, 2011, and he filed an amended complaint on December 12, 2011. The amended complaint alleges that the Company, Mark Seremet, the Company's Chief Executive Officer, and David Fremed, the Company's Chief Financial Officer, knowingly or recklessly violated the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making false material statements in connection with certain financial statements of the Company or by failing to disclose material information in order to make the financial statements not misleading. Specifically, the amended complaint relies upon the Company's April 15, 2011 restatement of its unaudited consolidated financial statements for the three months ended March 31, 2010, the three and six months ended June 30, 2010, and the three and nine months ended September 30, 2010, as the basis for its allegations that the Company's financial statements filed for those periods contained materially false statements. Defendants have filed a motion to dismiss the amended complaint, and the motion is currently being briefed for the court's consideration.

As previously reported, we received a subpoena from the Securities and Exchange Commission requesting certain information in connection with the restatement of our financial statements referred to above. The Securities and Exchange Commission advised us in a letter dated February 3, 2012, that its investigation has been completed and that it does not intend to recommend any enforcement action.

We are involved, from time to time, in various legal proceedings and claims incidental to the normal conduct of our business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed for trading on the OTCQB tier of the OTC Bulletin Board under the symbol ZOOG.PK. Prior to November 21, 2011, our common stock was listed for trading on the NASDAQ Capital Market under the symbol ZOOG. Prior to July 7, 2010, our common stock was listed for trading on the OTC Bulletin Board under the symbol ZOOE.OB. The market for our common stock has often been sporadic, volatile and limited.

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

	High	Low

First Quarter 2010	$105.60	$6.02
Second Quarter 2010	$9.04	$7.89
Third Quarter 2010	$6.03	$4.56
Fourth Quarter 2010	$6.15	$4.05

First Quarter 2011	$5.94	$3.31
Second Quarter 2011	$5.52	$1.44
Third Quarter 2011	$2.50	$1.17
Fourth Quarter 2011	$1.59	$0.50

First Quarter 2012	$1.50	$0.25

Holders of Common Stock.

As of April 2, 2012, there were approximately 166 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.

Issuer Purchases of Equity Securities.

None.

Dividends.

Since our inception, we have not declared or paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Securities authorized for issuance under equity compensation plans.

The following table sets forth information concerning our equity compensation plans at December 31, 2011.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by Zoo security holders	163,513	(1)	$17.59	1,043,271

Equity compensation plans not approved by Zoo security holders	992,370	(2)	$1.81	-

Total	1,155,883		$4.04	1,043,271

(1)	This number does not include an aggregate of 1,500 restricted shares of our common stock that we issued on June 23, 2008 and an aggregate of 125 restricted shares of our common stock that we issued on June 27, 2008, to certain employees, directors and consultants, pursuant to our 2007 Employee, Director and Consultant Stock Plan, as amended.

(2)	This number does not include 278,817 restricted shares remaining of a grant of 281,104 restricted shares of our common stock that we issued on February 11, 2010 at a price of $2.46 per share, less marketability discount, to various members of our Board of Directors.

Recent Sales of Unregistered Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Refer to “Special Note Regarding Forward-Looking Statements” following the Index in the front of this Form 10-K and Item 1A “Risk Factors” on pages 9 through 19 of this Form 10-K.

Overview

We are a developer, publisher, and distributor of interactive entertainment software for digital distribution channels. Our retail business was phased out during 2011 and our business strategy going forward focuses solely on digital distribution. Our disc-based retail software targeted family-oriented mass-market consumers with retail prices ranging from $9.99 to $49.99 per title. Our entertainment software is developed for use on major consoles, handheld gaming devices, personal computers, tablets, and mobile smartphone devices. In 2011, we developed and/or published video games that operate on platforms including Nintendo’s Wii and DS, Sony’s PlayStation 3, Microsoft’s Xbox 360 and its controller-free accessory, Kinect, Android mobile devices and iOS devices, including iPod Touch, iPad and iPhone. We are currently developing and/or publishing downloadable games for “connected services” including Microsoft’s Xbox Live Arcade (XBLA), Sony’s PlayStation Network (PSN), Facebook, PC/Mac, iOS and Android devices.

Our current overall business strategy has shifted with the changes within the industry. During 2011, we phased out our retail business of family-oriented, often-branded console titles, and shifted our focus to digital downloadable content on platforms such as XBLA and PSN, as well as mobile gaming. Our digital business focuses on bringing fresh, innovative content to digital distribution channels, as well as mobile devices. We operate indiePub (www.indiePub.com), an innovative content creation site that is designed to capitalize on opportunities in the emerging and high-growth digital entertainment space by serving as a source for content for future development and eventual publication. indiePub fosters the independent gaming community by playing host to independent game developers and players and providing developers with the resources they need to collaborate, publish and create great games.

Historically, some of our titles have been based on licenses of well-known properties such as Jeep, Hello Kitty, Bigfoot, Shawn Johnson, and Remington, and in other cases, based on our original intellectual property. Our games span a diverse range of categories, including sports, family, racing, game-show, strategy and action-adventure, among others. In addition, we developed video game titles that were bundled with unique accessories such as fishing rods, bows, steering wheels, and guns, which helped to differentiate our products and provided additional value to the consumer. Our focus was on high-quality products with great value while simultaneously putting downward pressure on our development expenditures and time to market.

We have determined that we currently operate in one segment in the United States.

Results of Operations

For the Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our statement of operations and comprehensive loss:

	(Amounts in Thousands Except Per Share Data) For the Years Ended December 31,
	2011		2010

Revenue	$9,939	100%	$63,446	100%
Cost of goods sold	17,233	173	55,061	87
Gross (loss) profit	(7,294)	(73)	8,385	13
Operating expenses:
General and administrative	7,704	78	5,663	9
Selling and marketing	2,263	23	5,326	8
Research and development	2,620	26	–	–
Impairment of intangible assets	2,625	26	9,904	16
Depreciation and amortization	1,410	14	2,036	3
Total operating expenses	16,622	167	22,929	36
Loss from operations	(23,916)	(240)	(14,544)	(23)
Interest expense, net	(1,960)	(20)	(2,627)	(4)
Loss from operations before income taxes	(25,876)	(260)	(17,171)	(27)
Income tax benefit	–	–	3,141	5
Net loss	$(25,876)	(260)%	$(14,030)	(22)%
Loss per common share - basic and diluted	$(3.66)		$(3.20)

Net Revenues

Net revenues for the year ended December 31, 2011 were approximately $9.9 million, compared to approximately $63.4 million for the year ended December 31, 2010. Consistent with our shift to a digital strategy, we reduced our development of new boxed games during 2011 and therefore had fewer new products in the marketplace and, accordingly, lower revenues. Also in conjunction with the phase out of our retail boxed-product business, in July 2011, we entered into a distribution deal for our legacy console product. Under this distribution agreement, we sold our legacy games at prices at or slightly above the value of the inventory, plus a per-unit tech fee, which represented an unearned advance against future profit sharing with our distributor on such sales. We have deferred recognizing any revenue related to the per-unit tech fee until such time when we receive information from our distributor that allows us to conclude that all components of the earnings process have been completed. Sales of our legacy games to non-distribution customers were also made at prices at or slightly above the current value of the inventory to expedite the sale of inventory of those older items. Sales in both periods consist primarily of casual game sales in North America.

The breakdown of gross sales by platform is as follows:

	Year Ended December 31,
	2011	2010
Nintendo Wii	73%	71%
Nintendo DS	15%	29%
Microsoft Xbox	7%	0%
Sony PS3	5%	0%

Sales of all software for Nintendo Wii and DS products decreased approximately 28% from 2010 to 2011, according to The NPD Group, an independent global provider of consumer and retail market research information.   Our two largest distributors during the 2010 year, who combined represented approximately 50% of our gross sales for 2010, did not purchase any product during 2011.  The biggest sellers during the 2011 period were (i) Minute to Win It for the Nintendo Wii platform, (ii) Mayhem 3D on the Sony PS3 platform and (iii) Mayhem 3D on the Microsoft Xbox platform. The biggest sellers during the 2010 period were (i) the bundled Chicken Blaster with Gun, (ii) Minute to Win It, and (iii) Deal or No Deal, all on the Nintendo Wii platform.  The 2011 period consisted of approximately 1.2 million units, net of returns, sold in North America at an average gross price of $9.06 per unit, while the 2010 period consisted of approximately 5.6 million units, net of returns, sold in North America at an average gross price of $11.58 per unit.  The average price decrease reflects the significantly reduced market and demand for retail boxed product in the casual gaming markets from 2010 to 2011.  Sales allowances provided to customers for returns, markdowns, price protection and other deductions were 15% of gross sales for 2011, as compared to18% of gross sales for 2010. The 2011 and 2010 periods included approximately $424,000 and $553,000, respectively, from sales and royalties outside North America.

Gross (Loss) Profit

Gross loss for the year ended December 31, 2011 was approximately $(7.3) million, or (73%) of net revenue, while gross profit for the year ended December 31, 2010 was approximately $8.4 million, or 13% of net revenue.  The costs included in cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues.  The 2011 sales were primarily catalogue product sold at a price at or slightly above the current value of the inventory, therefore generating minimal gross profit.  In July 2011, we entered into a distribution agreement for the sale of our remaining catalogue product. Under this agreement, we sold the inventory to our distributor at cost and received approximately $383,000 in unearned advances for profit sharing from the sale of those units, in the form of a per-unit tech fee. These unearned advances will not be recognized into revenue until such time as we receive information from our distributor that allows us to conclude that all components of the earnings process have been completed. This has negatively impacted our gross margin, as we recognized royalty and product development expense associated with the unit sales, but deferred the unearned advances that are intended to cover such expenses. The gross margin was also adversely affected by the acceleration of approximately $3.1 million of product development amortization on our catalogue products due to their shortened expected lives as we move towards our digital strategy.  Increased inventory reserves for product being sold below cost or that we may be unable to sell accounted for approximately $1.9 million of additional expense during 2011. Approximately $487,000 of additional royalty expense was recorded as a result of changes in estimated unit sales for certain of our products, and we recorded approximately $109,000 of royalties for one of our products sold under a distribution agreement, for which we recorded no revenue in 2011. In addition, we recorded approximately $1.4 million to cost of goods sold in 2011 for minimum royalty commitments that were not satisfied as of December 31, 2011.

General and Administrative Expenses

General and administrative expenses for the year ended December 3, 2011 were approximately $7.7 million as compared to approximately $5.7 million for the comparable period in 2010. The department costs in general and administrative expenses include executive, finance, legal, information technology, product development, administration, warehouse operations and digital/indiePub initiatives.  Non-cash stock-based compensation included in general and administrative expenses accounted for approximately $309,000 of the increase, from approximately $630,000 in 2010 to approximately $939,000 in 2011. The 2011 amount included approximately $579,000 of expense related to the modification of stock option awards granted primarily to our Chief Executive Officer, former Chief Operating Officer and our former President. This increase was offset partially by lower stock compensation expense on grants that became fully expensed at various times during the year. The remaining increase in general and administrative expenses during the 2011 year was due primarily to: increased salary, payroll tax and benefit costs of approximately $1.6 million; increased legal and professional fees of approximately $267,000, which related to several legal matters during the 2011 year, as well as additional accounting fees; increased franchise tax expense of approximately $152,000 due to additional shares of the Company’s common stock being registered in the State of Delaware during 2011; and approximately $415,000 of expenses relating to the early retirement and commitment fees paid to terminate the Working Capital Solutions, Inc. (“WCS”) and Wells Fargo financing facilities, and approximately $153,000 of deal costs associated with the Panta agreement (see Limited Recourse Agreement below).  During the 2011 year, headcount in the general and administrative department was increased by the hiring of seven full-time equivalents, resulting in an increase in salary expense of approximately $281,000 during 2011. In addition, there were sixteen employees whose functional classification shifted from selling and marketing in the 2010 period to general and administrative in the 2011 period, resulting in an increase of approximately $572,000 in general and administrative expenses from 2010 to 2011. These increases were partially offset by reduced consulting fees of approximately $320,000, due primarily to the elimination of a consultant in early 2011 who had been utilized throughout the entire 2010 period, and savings in office and travel expense of approximately $455,000 due to cost saving measures implemented during 2011. The indiePub and digital initiative costs included in general and administrative expenses for the 2011 year were approximately $691,000.

Selling and Marketing Expenses

Selling and marketing expenses decreased from approximately $5.3 million for the year ended December 31, 2010 to approximately $2.3 million for the year ended December 31, 2011. The decrease was due primarily to savings in payroll costs, associated payroll taxes and benefits, due to the elimination of the majority of our sales force beginning in April 2011, which elimination was completed in July 2011, when we entered into a distribution agreement for the sale of our legacy console products. This elimination resulted in a net decrease of approximately 15 employees and a savings in salary expense of approximately $896,000. The decrease was also in part due to sixteen employees whose functional classification shifted from selling and marketing in the 2010 period to general and administrative in the 2011 period, resulting in a decrease of approximately $572,000 in selling and marketing expenses from 2010 to 2011. In addition, sales commissions related to external sales representatives decreased by approximately $838,000 due to the decrease in revenue in 2011 and our July 2011 distribution agreement, which eliminated the need for external sales representatives. These expense savings were partially offset by increased trade show expense of approximately $191,000 related to initiatives to brand our indiePub games and website.

Research and Development Expenses

We incurred research and development expenses of approximately $2.6 million during 2011 to expense costs relating to the development of games that were abandoned during the period, primarily due to our shift to a digital game strategy. There were no write-offs during the comparable 2010 period.

Impairment of Intangible Assets

Impairment of intangible assets was approximately $2.6 million in 2011 compared to $9.9 million in 2010. During the fourth quarter of 2011, sales of our legacy console assets through our distributor were significantly below expectations due to continued decline in the retail market for these products. In addition, our last retail boxed product on Microsoft’s Kinect platform was released in the fourth quarter of 2011 with sales also significantly below expectations. Based on these results and discussion with our distributor, we no longer anticipate receiving any revenue from our legacy product beyond 2011 and we expect to receive very minimal revenue and profit from the new Kinect product. As a result, we impaired the remaining content and customer relationships intangible assets and recorded an impairment charge of approximately $807,000 in December 2011 in accordance with the provisions of ASC 360-10-35-47.

The value of the Zoo trademarks/tradename represents the name recognition value of the Zoo brand. With the decline in sales of retail boxed product and the branding of all digital games and future Company ventures as “indiePub,” we concluded that there is no remaining value for the trademark/tradename “Zoo.” Recent events at our Company, including numerous lawsuits from unpaid vendors and the class action lawsuit have also negatively impacted the value of the name “Zoo.” Accordingly, we believe there is no third-party market for the Zoo trademark. As a result, we impaired the remaining trademark intangible asset and recorded an impairment charge of approximately $67,000 in December 2011 in accordance with the provisions of ASC 360-10-35-47.

During the first six months of 2011, we continued to incur significant losses due primarily to a decline in the retail market for our products. In July 2011, we entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute our legacy console assets.  These losses, coupled with a substantially revised reduction in projected unit sales, and the acceleration of our shift from the retail boxed product triggered us to test our definite-lived intangible assets for potential impairment. As a result, we recorded an impairment loss of approximately $1.7 million related to our 2007 acquisition of Zoo Publishing in accordance with the provisions of ASC 360-10-35-47. Of the $1.7 million of impairment, approximately $0.7 million was related to trademarks and the remaining $1.0 million was related to content.

During the fourth quarter of 2010, we incurred significant losses due primarily to a decline in the retail market for our products. This loss triggered us to test our intangible assets for potential impairment. We performed the required impairment test in accordance with ASC 360-10-35-47 and determined that the estimated useful lives of our intangible assets were lower than previously determined. Therefore, we recorded an impairment loss of approximately $7.6 million related to our acquisition of Zoo Publishing in December 2007. Additionally, in May 2009, we entered into a license agreement with New World IP, LLC (“Licensor”) pursuant to which the Licensor granted to Zoo Publishing all of the Licensor’s rights to substantially all the intellectual property of Empire Interactive Europe, LLC (“Empire”) for a minimum royalty of $2.6 million to be paid within two years. At any time prior to April 1, 2011, Zoo Publishing had the option to purchase all rights in and to such games. At any time after April 1, 2011, the Licensor had the right to sell all rights in and to the games to Zoo Publishing. The $2.6 million of costs related to this agreement were capitalized and included as content in intangible assets and were being amortized over a ten-year period, as the Company intended to make all payments on a timely basis and would therefore own the intellectual property. During 2010, we paid approximately $400,000 of these costs and incurred an additional liability to the Licensor of approximately $26,000. As of December 31, 2010, the liability was approximately $2.1 million and was recorded in accrued expenses and other current liabilities on the consolidated balance sheets. As of December 31, 2010, we expected to fail to make the required payments for the rights to this intellectual property by May 1, 2011. As such, we recorded an impairment charge of $2.3 million, representing the unamortized balance of the Empire content intangibles, as of December 31, 2010.

Depreciation and Amortization Expense

Depreciation and amortization costs were approximately $1.4 million and $2.0 million for the years ended December 31, 2011 and 2010, respectively. The amortization of intangible assets was approximately $1.3 million for 2011, compared to approximately $1.9 million for 2010.  The decrease was due primarily to a reduction in the carrying values of the assets due to impairment taken in previous periods.  The balance relates to depreciation of fixed assets during each period.

Interest Expense

Interest expense for the year ended December 31, 2011 was approximately $2.0 million as compared to approximately $2.6 million for the year ended December 31, 2010. The 2011 period includes approximately $574,000 of interest for the receivable factoring facility, approximately $65,000 of interest for the purchase order financing facility, approximately $1.2 million related to the Panta agreements, approximately $105,000 of default interest related to the Panta and MMB agreements (as described below under Limited Recourse Agreement) and approximately $63,000 of interest related to various notes. The 2010 period includes approximately $1.2 million of interest for the receivable factoring facility, approximately $1.1 million of interest for the purchase order financing facility, approximately $78,000 of interest on a former loan and approximately $267,000 of non-cash interest relating to warrants issued for an exclusive distribution right that was granted.

Income Tax Benefit

For the year ended December 31, 2011, we recorded a pre-tax loss of approximately $25.9 million.  All income tax benefit related to this loss was fully offset by an increase in the valuation allowance against our deferred tax assets, as we could not conclude that it was more likely than not that the benefit would be realized. We recorded an income tax benefit of approximately $3.1 million for the year ended December 31, 2010 against a pre-tax loss of approximately $17.2 million.

Loss per Common Share

The basic and diluted loss per share for the year ended December 31, 2011 was $(3.66) based on weighted average shares outstanding for the period of approximately 7.1 million shares. The basic and diluted loss per share for the year ended December 31, 2010 was $(3.20) based on weighted average shares outstanding for the period of approximately 4.4 million shares.

Liquidity and Capital Resources

We incurred a net loss of approximately $25.9 million for the year ended December 31, 2011 and a net loss of approximately $14.0 million for the year ended December 31, 2010.  Our principal sources of cash during 2011 were proceeds from the sale of our common stock in July, the use of our limited recourse agreement (as described below under Limited Recourse Agreement), purchase order and receivable financing arrangements, and cash generated from operations. During 2010, our principal sources of cash were proceeds from the sale of equity securities, the use of our purchase order and receivable financing arrangements, and cash generated from operations throughout the periods.

Net cash provided by operating activities for the year ended December 31, 2011 was approximately $8.2 million, due primarily to an approximate $12.4 million decrease in receivables and due from factor resulting from the collection of the December 31, 2010 receivables, as well as a decrease of approximately $5.6 million in inventory, net of reserves, as we sold a significant amount of the December 31, 2010 inventory during 2011.  This was partially offset by cash utilized for operating expenses during 2011, including approximately $3.4 million for the development of new products.  Net cash used in operating activities for the year ended December 31, 2010 was approximately $16.2 million. The use of cash in 2010 included an approximate $19.7 million increase in accounts receivable and due from factor, which was the result of increased sales of our products on standard payment terms during 2010. The manufacture of inventory, $4.7 million of which remained in the warehouse and $2.7 million of which was scheduled to be returned from customers as of December 31, 2010, was also a net use of $5.3 million of cash during 2010. Product development costs incurred in connection with video games for release in 2010 and 2011 was a net use of approximately $8.6 million in cash in 2010. These costs were offset by an increase in accounts payable and accrued expenses due to the timing of certain payments during 2010.

Net cash used in investing activities was approximately $72,000 and $231,000 for the years ended December 31, 2011 and 2010, respectively.  In each period, the amount used was for the purchase of fixed assets.

Net cash used in financing activities for the year ended December 31, 2011, was approximately $8.4 million. Cash inflows consisted of net proceeds from the sale of our common stock of approximately $1.6 million, approximately $3.2 million in borrowings in connection with our Panta and MMB financing facilities (as described below under Limited Recourse Agreement), and the issuance of a note for $183,000. These inflows were offset by: net repayments of approximately $8.0 million on our receivable factoring facility; net repayments of approximately $1.6 million on our purchase order financing facility; and repayments of approximately $3.5 million in connection with our Panta and MMB financing facilities. Net cash provided by financing activities for the year ended December 31, 2010 was approximately $14.1 million, which included approximately $7.6 million of proceeds, net of costs of approximately $2.0 million, from the sale of equity securities in July 2010 and approximately $7.9 million of net borrowings from the purchase order and receivable financing facilities, offset by approximately $1.4 million of reductions to the customer advances from Solutions 2 Go.

July 2011 Equity Raise

On July 13, 2011, we entered into a Securities Purchase Agreement with certain investors, including certain of the Company’s insiders and its largest institutional stockholder, pursuant to which we agreed to sell to the investors in a private offering: (i) an aggregate of up to 803,355 shares of our common stock; and (ii) thirty (30) month warrants to acquire up to an additional 803,355 shares of common stock. The purchase price for each unit, consisting of one share and one warrant, was $2.085 (the “Offering”). Each investor received one warrant for every one share of common stock purchased. Each warrant has an exercise price equal to $1.96, and is exercisable commencing January 15, 2012 and ending January 15, 2014. The warrants contain customary limitations on the amount of the warrants that can be exercised. On July 15, 2011, we completed the Offering. Net proceeds to the Company from the Offering were approximately $1.6 million. The proceeds were used primarily to pay down the WCS Note (as described below under Factoring Facility) of $183,000 and for general corporate purposes.

Purchase Order Facility

In addition to the receivable financing agreement with WCS, we also utilized purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacture of our video game products.  Under the terms of that certain assignment agreement (the “Assignment Agreement”), we assigned purchase orders received from customers to Wells Fargo, and requested that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which could accept or decline the assignment of specific purchase orders, retained us to manufacture, process and ship ordered goods, and paid us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods.  Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigned the applicable purchase order to us. Wells Fargo was not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeded $5,000,000.  The Assignment Agreement was for an initial term of twelve (12) months, and continued thereafter for successive twelve (12) month renewal terms unless either party terminated the Assignment Agreement by written notice to the other no later than thirty (30) days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement was renewed for one or more twelve (12) month terms, for each such twelve (12) month term, we agreed to pay to Wells Fargo a commitment fee which was payable upon the earlier of the anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees were subject to waiver if certain product volume requirements were met.  In connection with the Assignment Agreement, on April 6, 2009, we also entered into an amended and restated security agreement and financing statement (the “Security Agreement”) with Wells Fargo.  The Security Agreement amended and restated in its entirety that certain security agreement and financing statement, by and between Transcap Trade Finance, LLC and us, dated as of August 20, 2001.  Pursuant to the Security Agreement, we granted to Wells Fargo a first priority security interest in certain of our assets as set forth in the Security Agreement, as well as a subordinate security interest in certain other of our assets (the “Common Collateral”), which security interest was subordinate to the security interests in the Common Collateral held by certain of our senior lenders, as set forth in the Security Agreement.

On April 6, 2010, we and Wells Fargo entered into an amendment to the existing Assignment Agreement.  Pursuant to the amendment, the parties agreed to, among other things: (i) increase the amount of funding available pursuant to the facility to $10,000,000; (ii) reduce the set-up funding fee to 2% and increase the total commitment fee to approximately $407,000 for the next twelve (12) months and to $400,000 for the following twelve (12) months if the Assignment Agreement was renewed for an additional year; (iii) reduce the interest rate to prime plus 2% on outstanding advances; and (iv) extend its term until April 5, 2011, subject to automatic renewal for successive twelve (12) month terms unless either party terminated the Assignment Agreement with written notice thirty (30) days prior to the end of the initial term or any renewal term. In consideration for the extension, we paid to Wells Fargo an aggregate fee of approximately $32,000.

On April 6, 2011, we and Wells Fargo entered into an amendment to the existing agreement. Pursuant to the amendment, the parties agreed to, among other things: (i) decrease the amount of funding available pursuant to the facility to $5,000,000; (ii) reduce the commitment fee to $200,000 for the next twelve (12) months; and (iii) extend its term until April 5, 2012, subject to automatic renewal for successive twelve (12) month terms unless either party terminated the agreement with written notice thirty (30) days prior to the end of the initial term or any renewal term.

On June 24, 2011, we entered into a Termination Agreement with Wells Fargo.  Pursuant to the Termination Agreement, we paid off the balance due of approximately $147,000 and paid $50,000 in full satisfaction of the commitment fee.  The commitment fee was included in general and administrative expenses at that date in the consolidated statement of operations and comprehensive loss. Wells Fargo released all security interests that they and their predecessors held on us.

The amounts outstanding as of December 31, 2011 and 2010 were $0 and approximately $1.6 million, respectively, which is included in financing arrangements in the current liability section of our consolidated balance sheets.  The interest rate on advances was prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4.0%. As of December 31, 2010, the effective interest rate was 5.25%.  The charges and interest expense on the advances are included in interest expense in the accompanying consolidated statements of operations and comprehensive loss and were approximately $65,000 and $1.1 million for the years ended December 31, 2011 and 2010, respectively.

 Factoring Facility

We previously utilized a factoring facility with WCS which utilized existing accounts receivable in order to provide working capital to fund our continuing business operations.  Under the terms of our factoring and security agreement (the “Original Factoring Agreement”), our receivables were sold to WCS, with recourse.  WCS, in its sole discretion, determined whether or not it would accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable was accepted by WCS, WCS provided funding, subject to the terms and conditions of the Original Factoring Agreement.  The amount remitted to us by WCS equaled the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less a reserve percentage (currently 30%).  In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, the factor could require the receivable to be repurchased by us in accordance with the Original Factoring Agreement.  The amounts to be paid by us to WCS for any accepted receivable included a factoring fee of 0.56% (0.60% prior to November 30, 2010) for each ten (10) day period the account was open.  During the years ended December 31, 2011 and 2010, we sold approximately $11.6 million and $37.8 million, respectively, of receivables to WCS with recourse.  At December 31, 2011 and December 31, 2010, accounts receivable and due from factor included $0 and approximately $11.3 million, respectively, of amounts due from our customers to WCS.  WCS had an advance outstanding to us of $0 and approximately $8.0 million as of December 31, 2011 and 2010, respectively, which is included in financing arrangements in the current liability section of our consolidated balance sheets.  The interest expense on the advances are included in interest expense in the accompanying consolidated statements of operations and comprehensive loss and were approximately $574,000 and approximately $1.2 million for the years ended December 31, 2011 and 2010, respectively.

On April 1, 2010, we entered into a First Amendment to Factoring and Security Agreement (the “WCS Amendment”) with WCS, which amended the Original Factoring Agreement to, among other things, increase the maximum amount of funds available pursuant to the facility to $5,250,000.  On October 1, 2010, we entered into a Second Amendment to Factoring and Security Agreement with WCS (the “WCS Second Amendment”) which further amended the Original Factoring Agreement to, among other things, increase the maximum amount of funds available pursuant to the facility to $8,000,000.  On November 30, 2010, we entered into a Third Amendment to Factoring and Security Agreement with WCS (the “WCS Third Amendment”) which further amended the Original Factoring Agreement to, among other things: (i) increase the reserve percentage from 25% to 30%; and (ii) reduce the factoring fee percentage for each ten (10) day period from 0.60% to 0.56%.

On June 24, 2011, Zoo Publishing and the Company entered into the Termination Agreement under Factoring and Security Agreement (the “WCS Termination Agreement”) with WCS, pursuant to which the Company and WCS (i) terminated that certain Original Factoring Agreement and (ii) provided for the payment of all outstanding obligations owed to WCS under the Original Factoring Agreement in the amount of approximately $992,500, including $157,000 of a $340,000 early termination fee. In connection therewith, Zoo Publishing issued a Deficiency Promissory Note to WCS in the amount of $340,000 (the “WCS Note”) as payment for the early termination fee, $157,000 of which was satisfied. The WCS Note bore interest at a rate of 12% per annum and was payable in accordance with the terms and conditions of the WCS Note, with the entire remaining principal balance of $183,000 plus all accrued and unpaid interest due on July 21, 2011.  The early termination fee of $340,000 was included in general and administrative expenses at that date in the consolidated statement of operations and comprehensive loss.  On July 18, 2011, we fully satisfied the WCS Note for a total of $184,443, which was the principal amount plus all interest due as of that date.

Limited Recourse Agreement

On June 24, 2011, in connection with the WCS Termination Agreement, WCS agreed to assign all of its rights, title and interest in and to the Original Factoring Agreement and all Collateral to Panta Distribution, LLC (“Panta”) pursuant to a Limited Recourse Agreement, dated as of June 24, 2011 (the “Limited Recourse Agreement”). On June 24, 2011, we and Panta also entered into an Amended and Restated Factoring and Security Agreement (the “New Factoring Agreement”), pursuant to which we agreed to pay Panta all outstanding indebtedness under the Limited Recourse Agreement and to sell to Panta our accounts receivable with recourse. Simultaneously with the assignment and sale of the accounts receivable, Panta would provide funding to us of up to a maximum of $2.0 million, subject to the terms and conditions of the New Factoring Agreement, to pay off our existing obligations under the Assignment Agreement and the Original Factoring Agreement. For amounts borrowed under the New Factoring Agreement, we were required to repay Panta $2,797,000 by December 31, 2011, which included amounts borrowed plus interest earned. Under the agreement, accounts receivable assigned to Panta would be collected by Panta directly and applied to the amounts owed by us to Panta. In the event that Panta did not receive the entire $2,797,000 by December 31, 2011, we were required to pay to Panta any remaining amounts due at that date. In addition, under the terms of the agreement, minimum repayments were required to be made against the $2,797,000 to Panta throughout the term of the agreement. In the event that Panta did not receive the required minimum repayments through the collection of accounts receivable by any such scheduled minimum repayment date, we were obligated to fund the difference between the minimum repayment due and the amounts received by Panta for any such shortfall. We granted Panta a first priority security interest in certain of our assets as set forth in the New Factoring Agreement. On July 14, 2011, we entered into the First Amendment to Amended and Restated Factoring and Security Agreement (the “Amendment”) with Panta, pursuant to which the parties agreed to amend the New Factoring Agreement to increase the amount of credit available under the New Factoring Agreement by $850,000, to increase the amount due to Panta by approximately $1.2 million and to amend certain other terms and conditions of the New Factoring Agreement, including the timing of the minimum installment payment schedule. All amounts borrowed under the Amendment were required to be repaid by December 4, 2011, which amounts included total actual borrowings of approximately $2.6 million and interest earned of approximately $1.2 million. On October 7, 2011, we were notified by Panta that we were in default of the New Factoring Agreement and Amendment by failing to meet the minimum repayments required under the agreements, by the unauthorized forgiveness of certain accounts receivable owed by a customer, in violation of the terms of the agreements, and by the existence of a material adverse effect due to our inability to meet our debts as such debts became due. Accordingly, as required by the terms of the agreements, all amounts owed to Panta were accelerated to currently due and payable as of that date, which included default interest, calculated at a rate of 15% per annum.

  On October 28, 2011, Zoo Publishing entered into the Second Amended and Restated Factoring and Security Agreement (the “Second New Factoring Agreement”) with Panta and MMB Holdings LLC (“MMB”), pursuant to which the parties agreed to amend the New Factoring Agreement to reflect the assignment by Panta to MMB of documents and accounts, including related collateral security, under the New Factoring Agreement, and to amend certain other terms and conditions of the New Factoring Agreement. In connection with the Second New Factoring Agreement, Panta agreed to assign all of its rights, title and interest in and to the New Factoring Agreement to MMB, as agent for itself and Panta, pursuant to a Limited Recourse Assignment, dated as of October 28, 2011 (the “Limited Recourse Assignment”), for a purchase price of $850,000.  Panta retained an interest in the principal amount of approximately $186,000 (together with interest and fees accruing thereon), owed by us under the New Factoring Agreement.  Under the Second New Factoring Agreement, MMB, as agent for itself and Panta, agreed to temporarily forbear from exercising certain of its rights under the default provisions until the earlier of November 11, 2011, or the occurrence of an additional default or breach by us, unless otherwise waived by MMB.  All default interest accrued to date became payable to MMB and we continue to accrue at the default interest rate of 15% per annum on amounts outstanding to MMB, as agent for itself and Panta. Pursuant to the Second New Factoring Agreement, we agreed to make scheduled repayments to MMB, as agent for itself and Panta, with respect to obligations owed by us beginning November 4, 2011 and through December 4, 2011 in the cumulative principal amount owed of approximately $1,036,000.  The Second New Factoring Agreement terminates upon the later of: (i) the collection by MMB of all of the Purchased Accounts (as defined in the Second New Factoring Agreement); and (ii) the collection by Panta of approximately $1,036,000, net of all Incurred Expenses (as defined in the Second New Factoring Agreement). We granted MMB a first priority security interest in certain of our assets, as set forth in the Second New Factoring Agreement. MMB is controlled by David E. Smith, a former director of the Company, and Jay A. Wolf, Executive Chairman of the Company’s Board of Directors.  Each of Mr. Smith and Mr. Wolf is a member, equity owner, and officer or manager, as the case may be, of MMB, and Mr. Smith is the managing member of Mojobear Capital, the managing member of MMB. As of December 31, 2011, we had made none of the payments required under the Second New Factoring Agreement and the approximate $1,036,000 owed to MMB and Panta was recorded in the current liability section of our consolidated balance sheets, in addition to approximately $105,000 of accrued default interest.

On January 5, 2012, we entered into the First Amendment to Second Amended and Restated Factoring and Security Agreement (the “Factoring Agreement Amendment”) with Panta and MMB, pursuant to which the parties agreed to amend that certain Second Amended and Restated Factoring and Security Agreement dated as of October 28, 2011, by and between Zoo Publishing, Panta and MMB (the “Factoring Agreement”). Pursuant to the Factoring Agreement Amendment, MMB agreed to provide $250,000 in additional funding to us under the Factoring Agreement.  The additional funding bears interest at the lesser of 15% per annum, or the maximum rate permitted by law.  Of the $250,000 in additional funding provided, MMB was entitled to retain $75,000 for legal fees and expenses incurred by it that are reimbursable by us under the Factoring Agreement.  As a condition to the consummation of the Factoring Agreement Amendment, we granted to MMB a first priority interest in 100% of the issued and outstanding stock of indiePub, Inc., a wholly-owned subsidiary of Zoo Publishing, which interest is in addition to any and all interests which MMB has under the Factoring Agreement.

On January 30, 2012, February 14, 2012, and February 29, 2012, we entered into the Second, Third and Fourth, respectively, Amendments to the Second Amended and Restated Factoring and Security Agreement with Panta and MMB, pursuant to which the parties agreed to amend that certain Second Amended and Restated Factoring and Security Agreement dated as of October 28, 2011, by and between Zoo Publishing, Panta and MMB. Pursuant to the amendments, MMB agreed to provide $175,000, $232,000, and $200,000, respectively, in additional funding to us under the Factoring Agreement.  The additional funding bears interest at the lesser of 15% per annum, or the maximum rate permitted by law.

On March 9, 2012, the Company and MMB entered into a Loan and Security Agreement (the “Loan Agreement”) pursuant to which MMB agreed to provide us with loans totaling approximately $4,381,000. These loans were granted; (i) to repay and satisfy all of our obligations to MMB under the Second Amended and Restated Factoring and Security Agreement, dated as of October 28, 2011, as amended through February 29, 2012, and totaling approximately $1,831,000; (ii) for purposes of settling, at a discount, certain obligations to unsecured creditors of the Company (the “Existing Unsecured Claims”); and (iii) for working capital and other purposes permitted under the Loan Agreement. Under the Loan Agreement, we borrowed approximately $3,052,000 as of March 31, 2012, and may borrow additional amounts of up to approximately $1,329,000 through September 30, 2012, for purposes approved by MMB. The interest rate under the Loan Agreement is ten percent (10%) per annum, or eighteen percent (18%) per annum upon the occurrence of an event of default. The maturity date of the loans is March 31, 2014. The amounts under the Loan Agreement are secured by a first priority security interest (except to the extent subordinated by the Factoring Agreement) on all of the assets of the Company. At any time during the term of the Loan Agreement, MMB may convert all of the loan balance into our common stock at a conversion price of $0.40 per share. In connection with the Loan Agreement, we issued MMB immediately exercisable warrants to purchase up to 10,952,775 shares of our common stock at $0.40 per share, which warrants are exercisable through March 31, 2017. We have agreed to provide MMB with certain registration rights with respect to our common stock issued in connection with the Loan Agreement and the warrants. The Loan Agreement contains representations and warranties and affirmative and negative covenants, as negotiated by the parties to the agreement.

Distribution Agreements

On July 12, 2011, we entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute our legacy console assets. The agreement grants the distributor the exclusive right to purchase video games from us and sell and distribute such video games to wholesalers and retailers in the United States, South America and Europe for a term of three years. Under the terms of the agreement, the distributor must pay us the cost for each unit sold, plus an unearned advance against future royalties on the distributor’s net receipts from sales, which unearned advance was paid to us in the form of a per-unit fee for each unit manufactured. During 2011, we recorded approximately $1.3 million of revenue for sales related to this distribution deal and deferred approximately $383,000 of unearned advances from the per-unit tech fee, which amount is recorded in the caption accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2011. We have deferred recognizing any revenue related to the per-unit tech fee until such time when we receive information from our distributor that allows us to conclude that all components of the earnings process have been completed.

On July 12, 2011, we entered into a sub-publishing and distribution agreement with a developer and distributor of interactive entertainment software to sub-publish, manufacture and distribute our Minute to Win It game on the Microsoft gaming platforms. The agreement grants the sub-publisher the exclusive right to sub-publish, manufacture and distribute the product in the United States and Latin America for a term of five years, or until the date that Zoo’s rights to the product terminate, whichever is earlier. Under the terms of the agreement, we earn royalties based upon the distributor’s net receipts from the sale of the game. Prior to earning such royalties, we are entitled to receive certain advance payments from the distributor, including: (i) an advance payment of $50,000 at the date of the signing of the agreement; (ii) a per-unit recoupable advance due within five days of Microsoft certification; (iii) a per-unit recoupable advance due within five business days of shipments to customers of the product; and (iv) a per-unit recoupable advance due upon the sell-through of the product by the end retailer. In October 2011, we received certification for Minute to Win It on the Microsoft gaming platforms and sales of the product commenced. During 2011, we did not record any revenue for sales related to this distribution deal, and we will not record any revenue until such time when we receive information from our distributor that allows us to conclude that all components of the earnings process have been completed. Accordingly, all unearned advances, approximating $408,000, have been deferred and are recorded in the caption accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2011.

Subsequent Debt Settlements

As of March 31, 2012, we entered into agreements providing for the settlement of approximate $10.0 million of Existing Unsecured Claims for approximately $854,000 in cash, approximately 2.5 million shares of the Company’s common stock, approximately $131,000 of inventory, and warrants to purchase 365,000 shares of common stock at an exercise price of $0.50 per share. Of the approximate 2.5 million shares agreed upon in settlement arrangements, approximately 1.4 million have been issued through March 31, 2012, with a fair value of approximately $1.3 million based upon the closing price of our common stock on the date the shares were issued. The remaining 1.1 million shares are in the process of being issued. Of the approximately $10.0 million of Existing Unsecured Claims that were settled, approximately $7.9 million were classified as current liabilities and approximately $2.1 million were classified as long-term liabilities on the December 31, 2011 consolidated balance sheets.

Conclusion

 Due to the losses we incurred since inception, we are unable to predict whether we will have sufficient cash from operations to meet our financial obligations for the twelve month period beginning January 1, 2012. Accordingly, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal years ended December 31, 2011 and 2010 includes an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on, among other factors, the following significant short-term actions: (i) management’s ability to generate cash flow from operations sufficient to maintain our daily business activities; (ii) our ability to reduce expenses and overhead; and (iii) our ability to renegotiate certain obligations. Management’s active efforts in this regard include negotiations with certain vendors to satisfy cash obligations with non-cash assets or equity, reductions of headcount and overhead obligations, and the development of strategies to convert other non-cash assets into cash. There can be no assurance that all or any of these actions will meet with success. We may be required to seek alternative or additional financing to maintain or expand our existing operations through the sale of our securities, an increase in our credit facilities, or otherwise, and there can be no assurance that we will secure financing, and if we are able to, that such financing will be on favorable terms to us or our stockholders. Our failure to obtain financing, if needed, could have a material adverse effect upon our business, financial condition and results of operations.

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

Revenue Recognition

We earn our revenue from the sale of interactive software titles developed by and/or licensed from third-party developers. We recognize such revenue upon the transfer of title and risk of loss to our customers. Accordingly, we recognize revenue for software titles when there is: (i) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order; (ii) the product is delivered; (iii) the selling price is fixed or determinable; (iv) collection of the customer receivable is deemed probable; and (v) we do not have any continuing obligations. Historically, our payment arrangements with customers typically provided net 30- and 60-day terms. Advances received from customers were included in the caption accrued expenses and other current liabilities in our consolidated balance sheets. Under our current distribution agreement, payments for cost of goods sold, plus a per-unit advance against future royalties, are due to us within three to five business days from the shipment of the goods. The cost of goods sold portion of the sale is recognized at the time of sale, while the per-unit advance on royalties is deferred until such time when we receive information from the distributor that enables us to conclude that we have earned such amounts. Under our current sub-publishing and distribution agreement, we receive payments for per-unit advances based upon the manufacture, sale and sell-through of our product. These per-unit advances are deferred until such time when we receive information from the sub-publisher that enables us to conclude that we have earned such amounts. Amounts deferred are included in the caption accrued expenses and other current liabilities in our consolidated balance sheets. We utilize digital platform operators, such as Apple and Microsoft, for the sale of certain of our digital games. We record revenue as downloads of our games are reported.

Revenue is presented net of estimated reserves for returns, price concessions and other items. In circumstances when we do not have a reliable basis to estimate returns and price concessions or are unable to determine that collection of a receivable is deemed probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivable is deemed probable.

Allowances for Returns and Price Concessions

Historically, we accepted returns and granted price concessions in connection with our publishing arrangements. Following reductions in the price of our products, we granted price concessions to permit customers to take credits against amounts they owed us with respect to merchandise unsold by them. Our customers were required to satisfy certain conditions to entitle them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels. We also offered certain customers quarterly and/or annual rebates based upon achievement of certain pre-established sales levels of our products to such customers. We accounted for such volume rebates in the period in which they were earned by the customer.

Our distribution arrangements with customers did not give them the right to return titles or to cancel firm orders. However, we sometimes accepted returns from our distribution customers for stock balancing and made accommodations for customers, which included credits and returns, when demand for specific titles fell below expectations.

We made estimates of future product returns and price concessions related to current period product revenue. We estimated the amount of future returns and price concessions for published titles based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of the hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of our products by consumers.

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

We do not anticipate that there will be price concessions and returns under our new digital strategy.

Inventory

Inventory is stated at the lower of actual cost or market. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of goods sold. We do not anticipate the purchase of inventory under our new digital strategy.

Product Development Costs

We utilize third-party product developers to develop the titles we publish. We frequently enter into agreements with third-party developers that require us to make advance payments for game design and enhancements. In exchange for our advance payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights for that game. We typically enter into these agreements after we have completed the design documentation for our products. We contract with third-party developers that have proven technology and the experience and ability to build the designed video game. As a result, technological feasibility is determined to have been achieved at the time in which we enter the agreement and we therefore capitalize such advance payments as prepaid product development costs. On a product by product basis, we reduce prepaid product development costs and record amortization using the proportion of current year unit sales and revenues to the total unit sales and revenues expected to be recorded over the life of the title. For our digital products, we amortize prepaid product development costs into expense based upon the estimated downloads over the expected life of the product.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) Topic 808-10-15, “Accounting for Collaborative Arrangements” (“ASC 808-10-15”), which defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, a reasonable, rational and consistent accounting policy is to be elected. Effective January 1, 2009, the Company adopted the provisions of ASC 808-10-15. The adoption of this statement did not have an impact on our consolidated financial position, results of operations or cash flows. Our arrangements with third-party developers are not considered collaborative arrangements because the third-party developers do not have significant active participation in the design and development of the video games, nor are they exposed to significant risks and rewards as their compensation is fixed and not contingent upon the revenue that the Company will generate from sales of our product. If we enter into any future arrangements with product developers that are considered collaborative arrangements, we will account for them accordingly.

Licenses and Royalties

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. Agreements with rights holders generally provide for guaranteed minimum royalty payments for use of their intellectual property. When significant performance remains to be completed by the licensor, we record payments when actually paid. Certain licenses extend over multi-year periods and encompass multiple game titles. In addition, certain licenses guarantee minimum license payments to licensors over the term of license. In addition to guaranteed minimum payments, these licenses frequently contain provisions that could require us to pay royalties to the license holder, based on pre-agreed unit sales thresholds.

Amounts paid for licensing fees are capitalized on the consolidated balance sheets and are amortized as royalties in cost of goods sold on a title-by-title basis at a ratio of current period revenues to the total revenues expected to be recorded over the remaining life of the title. Similar to product development costs, we review our sales projections quarterly to determine the likely recoverability of our capitalized licenses as well as any unpaid minimum obligations. When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

Long-Lived Assets Including Identifiable Intangible Assets

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”). This ASU requires companies to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not anticipate that adoption of this ASU will have a material impact on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, “Comprehensive Income.” The guidance in this ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance in this ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Upon adoption, this update is to be applied retrospectively and is effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted. We do not anticipate that adoption of this ASU will have a material impact on our financial condition, results of operations or cash flows.

Accounting Standards Updates Not Yet Effective

There are no ASUs that are effective after April 15, 2012 that are expected to have a significant effect on our consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases.

Fluctuations in Operating Results and Seasonality

We experience fluctuations in quarterly and annual operating results as a result of: the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the size and timing of acquisitions; the timing of orders from major customers; order cancellations; and delays in product shipment. Sales of our products are also seasonal, with peak shipments for retail product typically occurring in the fourth calendar quarter as a result of increased demand for titles during the holiday season. While the digital market is relatively new, anecdotal information indicates the peak selling months have been January and August. Quarterly and annual comparisons of operating results are not necessarily indicative of future operating results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1, and are incorporated herein and made a part hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective September 24, 2010, the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner and Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm.  The Company previously filed a Form 8-K on September 29, 2010, acknowledging this change.

During the period January 1, 2010 through the date we engaged EisnerAmper LLP, the Company did not consult with Eisner regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

In connection with the audit of the Company’s consolidated financial statements for the period January 1, 2010 through August 16, 2010, there were: (i) no disagreements between the Company and Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year or for any reporting period since the Company’s last fiscal year end; and (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and interim acting principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and interim acting principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) were not effective at a reasonable assurance level.

Our management has determined that we have material weaknesses in our internal control over financial reporting related to: (i) not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process; (ii) an insufficient level of monitoring and oversight; (iii) ineffective controls over accounting for revenue recognition; (iv) ineffective controls over accounting for inventory; and (v) ineffective controls over the timely recognition of changes within the Company’s business plan and the related impact on the financial statements.

Our management has determined that we have a material weakness in our internal control over financial reporting related to not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and interim acting principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment; (ii) risk assessment; (iii) control activities; (iv) information and communication; and (v) monitoring. Our management has determined that we have material weaknesses in our internal control over financial reporting related to: (i) not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process; (ii) an insufficient level of monitoring and oversight; (iii) ineffective controls over accounting for revenue recognition; (iv) ineffective controls over accounting for inventory; and (v) ineffective controls over the timely recognition of changes within the Company’s business plan and the related impact on the financial statements. Based on this evaluation, management determined that our system of internal control over financial reporting was not effective as of December 31, 2011.

Until these material weaknesses in our internal control over financial reporting are remediated, there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

Due to resource constraints in 2011, both monetary and time, we were not able to appropriately address these matters in 2011 and we were unable to get to a level to fully remediate these material weaknesses in 2011. We will continue to reassess our accounting and finance staffing levels to determine and seek the appropriate accounting resources to be added to our staff to handle the existing workload, provide for a sufficient level of monitoring and oversight, implement effective controls over accounting for revenue recognition, implement effective controls over accounting for inventory and allow for the timely evaluation and recognition of impact on the financial statements associated with changes to the Company’s business plan.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only a management’s report in this report.

Changes in controls and procedures.

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during our fourth quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Non-Employee Directors,” “Election of Directors,” and “Executive Officers,” to be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders presently scheduled to be held on May 17, 2012.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders, presently scheduled to be held on May 17, 2012, and specifically from the portions thereof captioned “Election of Directors,” “Executive Officers,” “Compensation of Non-Employee Directors,” and “Executive Officer and Director Compensation,” except that the information required by Items 407(d)(1)-(3) and 407(e)(5) of Regulation S-K which appear under the sub-heading “Audit Committee Report” is specifically not incorporated by reference into this Form 10-K or into any other filings by the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Security Ownership of Certain Beneficial Owners and Management” to be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders, presently scheduled to be held on May 17, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Election of Directors” and “Certain Relationships and Related Person Transactions,” to be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders, presently scheduled to be held on May 17, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Independent Registered Public Accounting Firm,” to be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders, presently scheduled to be held on May 17, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	FINANCIAL STATEMENTS.

The financial statements required by Item 15 are submitted in a separate section of this report, beginning on Page F-1, and are incorporated herein and made a part hereof.

2.	FINANCIAL STATEMENT SCHEDULES.

None

3.	EXHIBITS.

The following exhibits are filed with this report, or incorporated by reference as noted.

Exhibit No.	Description
2.1	Plan and Agreement of Merger, between Zoo Entertainment, Inc. f/k/a Driftwood Ventures, Inc., a Delaware corporation (“Zoo”), and Driftwood Ventures, Inc., a Nevada corporation, dated as of November 19, 2007 (incorporated by reference to that DEF 14C Information Statement filed with the Securities and Exchange Commission on November 30, 2007).
2.2	Agreement and Plan of Merger, by and among Zoo, DFTW Merger Sub, Inc., Zoo Games Interactive Software, Inc. (“Zoo Games”) and the stockholder representative, dated as of July 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).
2.3	Amendment to Agreement and Plan of Merger, by and among Zoo, DFTW Merger Sub, Inc., Zoo Games and the stockholder representative, dated as of September 12, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
3.1	Certificate of Incorporation (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).
3.2	Certificate of Ownership and Merger, filed with the Secretary of State of the State of Delaware on December 3, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2008).
3.3	Certificate of Amendment to Certificate of Incorporation, filed on August 26, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2009).
3.4	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2009).
3.5	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2009).
3.6	Certificate of Amendment to Certificate of Incorporation, filed on March 10, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2010).
3.7	Certificate of Amendment to Certificate of Incorporation, filed on May 6, 2010 (incorporated by reference to that Current Report on Form 8-K filed the Securities and Exchange Commission on May 10, 2010).
3.8	Bylaws (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).
4.1	Form of Warrant issued to investors (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).
4.2	Form of Warrant issued to investors (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2008).

Exhibit No.	Description
4.3	Form of Warrant issued to Focus Capital Partners, LLC and Socius Capital Group, LLC (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009).
4.4	Warrant issued to Solutions 2 Go, Inc. (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).
10.1*	2007 Employee, Director and Consultant Stock Plan (incorporated by reference to that Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 8, 2008).
10.2*	Amendment to 2007 Employee, Director and Consultant Stock Plan (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).
10.3*	Employment Agreement, by and between Zoo Games and Mark Seremet, dated as of January 14, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).
10.4*	2008 Long-Term Incentive Plan of Zoo Games (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
10.5**	First Renewal License Agreement for the Nintendo DS System between Nintendo Co., Ltd. And Zoo Digital Publishing Limited, dated as of May 25, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
10.6**	Confidential License Agreement for the Wii Console between Nintendo Co., Ltd. and Zoo Digital Publishing Limited, dated as of May 15, 2007 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
10.7	Guaranty of Mark Seremet, dated as of August 11, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
10.8	Playstation2 Licensed Publisher Agreement between Sony Computer Entertainment Europe Limited and Zoo Digital Publishing Limited, dated as of August 22, 2002 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
10.9	Playstation Portable Licensed Publisher Agreement between Sony Computer Entertainment Europe Limited and Zoo Digital Publishing Limited, dated as of August 7, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
10.10	Confidential License Agreement for the Wii Console between Nintendo of America Inc. and Zoo Publishing, Inc., dated as of July 14, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
10.11	Confidential License Agreement for Nintendo DS between Nintendo of America Inc. and Zoo Publishing, dated as of October 1, 2005 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
10.12	Confidential License Agreement for the Nintendo DS System between Nintendo Co., Ltd. and Zoo Publishing, dated as of April 4, 2005 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
10.13**	PSP Licensed Publisher Agreement between SONY Computer Entertainment America Inc. and Zoo Publishing, dated as of January 20, 2006 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
10.14**	PS2 Licensed Publisher Agreement between SONY Computer Entertainment America Inc. and Zoo Publishing, dated as of November 20, 2002 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
10.15*	Zoo Games, Inc. Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).
10.16	Form of Non-Competition Agreement entered into by Mark Seremet and Susan J. Kain-Jurgensen, dated as of September 12, 2008 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008).

Exhibit No.	Description
10.17	Letter Agreement, by and between Zoo Entertainment, Inc. and Mark Seremet, dated as of May 12, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2009).
10.18	License Agreement, by and among Zoo Entertainment, Inc., Zoo Publishing, Inc. and New World IP, LLC, dated as of May 1, 2009 (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009).
10.19	Amendment No. 2 to License Agreement, dated as of May 20, 2009, by and among Zoo Publishing, Inc., Zoo Entertainment, Inc. and New World IP, LLC (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009).
10.20	Amendment 1 to Fee Letter Agreement, by and between Zoo Entertainment, Inc. and Mark Seremet, dated as of August 31, 2009 (incorporated by reference to that Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 23, 2009).
10.21	Amendment No. 2 to Letter Agreement, by and between Zoo Entertainment, Inc. and Mark Seremet, dated as of November 20, 2009 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2009).
10.22	Amendment No. 2 to the 2007 Employee, Director and Consultant Stock Plan (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2010).
10.23	Form of Non-qualified Option Agreement (incorporated by reference to that Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).
10.24	Form of Restricted Stock Agreement (incorporated by reference to that Current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).
10.25	Amended and Restated Letter Agreement, by and between Zoo Entertainment, Inc. and Mark Seremet, dated October 1, 2010 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2010).
10.26	Termination Agreement under Factoring and Security Agreement, by and between Zoo Publishing, Inc. and Working Capital Solutions, Inc., dated as of June 24, 2011 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011).
10.27	Amended and Restated Factoring and Security Agreement, by and between Zoo Publishing, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011).
10.28	Reaffirmation of Guaranty, by and between Zoo Entertainment, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011).
10.29	Reaffirmation of Guaranty, by and between Zoo Games, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011).
10.30	Trademark Security Agreement, by and between Zoo Games, Inc. and Panta Distribution, LLC, dated as of June 24, 2011 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011).
10.31	Reaffirmation of Guaranty, by and between Mark Seremet and Panta Distribution, LLC, dated as of June 24, 2011 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011).
10.32	Reaffirmation of Validity Guaranty, by and between David Fremed and Panta Distribution, LLC, dated as of June 24, 2011(incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011).
10.33	Second Amended and Restated Factoring and Security Agreement, by and between Zoo Publishing, Inc., Panta Distribution, LLC and MMB Holdings LLC, dated as of October 28, 2011(incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2011).
10.34	Limited Recourse Assignment, by and between Panta Distribution, LLC and MMB Holdings LLC, dated as of October 28, 2011 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2011).

Exhibit No.	Description
10.35	Second Reaffirmation of Guaranty, by and between Zoo Entertainment, Inc. and MMB Holdings LLC, dated as of October 28, 2011 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2011).
10.36	Second Reaffirmation of Guaranty, by and between Zoo Games, Inc. and MMB Holdings LLC, dated as of October 28, 2011 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2011).
10.37	Amended and Restated Trademark Security Agreement, by and between Zoo Games, Inc. and MMB Holdings LLC, dated as of October 28, 2011 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2011).
10.38	Second Reaffirmation of Validity Guaranty, by and between David Fremed and MMB Holdings LLC, dated as of October 28, 2011 (incorporated by reference to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2011).
10.39†	First Amendment to Second Amended and Restated Factoring and Security Agreement by and among Zoo Publishing, Inc., Zoo Entertainment, Inc., Panta Distribution, LLC and MMB Holdings LLC, dated as of January 5, 2012.
10.40†	Second Amendment to Second Amended and Restated Factoring and Security Agreement by and among Zoo Publishing, Inc., Zoo Entertainment, Inc., Panta Distribution, LLC and MMB Holdings LLC, dated as of January 30, 2012.
10.41†	Third Amendment to Second Amended and Restated Factoring and Security Agreement by and among Zoo Publishing, Inc., Zoo Entertainment, Inc., Panta Distribution, LLC and MMB Holdings LLC, dated as of February 14, 2012.
10.42†	Fourth Amendment to Second Amended and Restated Factoring and Security Agreement by and among Zoo Publishing, Inc., Zoo Entertainment, Inc., Panta Distribution, LLC and MMB Holdings LLC, dated as of February 14, 2012.
10.43†	Loan and Security Agreement by and among Zoo Entertainment, Inc., Zoo Games, Inc., Zoo Publishing, Inc., indiePub, Inc and MMB Holdings LLC, dated as of March 9, 2012.
10.44†	Form of Warrant issued to MMB Holdings LLC.
10.45†	Registration Rights Agreement between Zoo Entertainment, Inc. and MMB Holdings LLC entered into effective as of March 21, 2012.
21.1†	Subsidiaries of Zoo Entertainment, Inc.
31.1†	Certification of Chief Executive Officer and Interim Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1±	Certification of Chief Executive Officer and Interim Acting Principal Financial Officer pursuant to U.S.C. Section 1350.

*	Management compensation agreements
**	Confidential treatment as to certain portions requested
†	Filed herewith
±	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOO ENTERTAINMENT, INC.

Date: April 16, 2012	By:	/s/ Mark E. Seremet
Mark E. Seremet, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Seremet	Chief Executive Officer	April 16, 2012
Mark E. Seremet	(principal executive officer and
interim acting principal financial officer)
and Director

/s/ Jay A. Wolf	Chairman of the Board of Directors	April 16, 2012
Jay A. Wolf

/s/ Barry Regenstein	Director	April 16, 2012
Barry Regenstein

/s/ Drew Larner	Director	April 16, 2012
Drew Larner

Director
Jeffrey Schrock

/s/ Moritz Seidel	Director	April 16, 2012
Moritz Seidel

/s/ Alex Krys	Director	April 16, 2012
Alex Krys

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Zoo Entertainment, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Zoo Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Zoo Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the years in the two-year period ended December 31, 2011. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoo Entertainment, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Edison, New Jersey

April 16, 2012

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	DECEMBER 31,
	2011	2010
ASSETS
Current assets:
Cash	$27	$379
Accounts receivable and due from factor, net of allowances of $20 and $8,131 at December 31, 2011 and 2010, respectively	106	13,736
Inventory, net	131	7,368
Prepaid expenses and other current assets	183	820
Product development costs, net	1,410	5,319
Deferred tax assets	–	153
Total current assets	1,857	27,775

Fixed assets, net	202	264
Intangible assets, net	–	3,900
Other non-current assets	–	9
Total assets	$2,059	$31,948

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,352	$4,806
Financing arrangements	1,141	9,606
Accrued expenses and other current liabilities	6,289	7,457
Notes payable, current portion	1,137	160
Total current liabilities	12,919	22,029

Notes payable, non-current portion	1,540	60
Deferred tax liabilities	–	153
Other long-term liabilities	781	–
Total liabilities	15,240	22,242

Commitments and Contingencies

Stockholders’ (Deficit) Equity:
Preferred Stock, par value $0.001, 5,000,000 shares authorized
Series A, 0 shares issued and outstanding at December 31, 2011 and 2010	–	–
Series B, 0 shares issued and outstanding at December 31, 2011 and 2010	–	–
Common stock, $0.001 par value, 3,500,000,000 shares authorized: 8,024,438 shares issued and 8,011,435 shares outstanding at December 31, 2011 and 6,243,699 shares issued and 6,230,696 shares outstanding at December 31, 2010	8	6
Additional paid-in capital	76,570	73,336
Accumulated deficit	(85,043)	(59,167)
Accumulated other comprehensive loss	(247)	–
Treasury stock, at cost, 13,003 shares at December 31, 2011 and 2010	(4,469)	(4,469)
Total stockholders’ (deficit) equity	(13,181)	9,706

Total liabilities and stockholders' (deficit) equity	$2,059	$31,948

See accompanying notes to consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	YEARS ENDED DECEMBER 31,
	2011	2010
Revenue	$9,939	$63,446

Cost of goods sold	17,233	55,061
Gross (loss) profit	(7,294)	8,385

Operating expenses:

General and administrative	7,704	5,663
Selling and marketing	2,263	5,326
Research and development	2,620	–
Impairment of intangible assets	2,625	9,904
Depreciation and amortization	1,410	2,036

Total operating expenses	16,622	22,929

Loss from operations	(23,916)	(14,544)

Interest expense, net	(1,960)	(2,627)

Loss from operations before income taxes	(25,876)	(17,171)

Income tax benefit	–	3,141

Net loss	(25,876)	(14,030)

Other comprehensive loss, net of tax:
Net unrealized loss on pension benefit obligation	(247)	–

Net comprehensive loss	$(26,123)	$(14,030)

Loss per common share – basic and diluted:

Net loss per share	$(3.66)	$(3.20)

Weighted average common shares outstanding – basic and diluted	7,069,570	4,379,964

See accompanying notes to consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEARS ENDED DECEMBER 31,
	2011	2010
Operating activities:

Net loss	$(25,876)	$(14,030)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of intangible assets	2,625	9,904
Write-off of product development costs to research and development	2,620	–
Provision for returns and allowances	1,232	10,029
Depreciation and amortization	1,410	2,036
Amortization of product development costs and other write-offs	4,704	7,677
Deferred income taxes	–	(2,883)
Stock-based compensation	939	630
Gain on extinguishment of liabilities	(114)	–
Accretion of interest on financing facility	1,328	–
Other changes in assets and liabilities:
Accounts receivable and due from factor, net	12,396	(19,743)
Inventory, net	5,557	(5,265)
Product development costs, net	(3,415)	(8,597)
Customer advances	–	(1,649)
Prepaid expenses and other current assets	646	1,580
Accounts payable	455	1,476
Accrued expenses and other liabilities	3,653	2,678
Net cash provided by (used in) operating activities	8,160	(16,157)

Investing activities:
Purchase of fixed assets	(72)	(231)
Net cash used in investing activities	(72)	(231)

Financing activities:

Net (repayments) borrowings in connection with purchase order and receivable financing facilities	(9,606)	7,947
Borrowings in connection with Panta and MMB financing facilities	3,189	–
Repayments in connection with Panta and MMB financing facilities	(3,481)	–
Proceeds from sale of equity securities, net of $91 of costs in 2011 and $2,000 of costs in 2010	1,584	7,592
Issuance of notes payable	183	–
Repayments of notes payable	(309)	–
Repayment of Solutions 2 Go customer advances	–	(1,436)
Net cash (used in) provided by financing activities	(8,440)	14,103

Net decrease in cash	(352)	(2,285)

Cash at beginning of year	379	2,664

Cash at end of year	$27	$379

See accompanying notes to consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(In thousands)

	Preferred Stock								Accumulated
	Series A		Series B		Common Stock		Additional		Other	Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	Cost	Total

Balance at December 31, 2009	1,390	$1	1,188	$1	66	$–	$64,714	$(45,137)	$–	13	$(4,469)	$15,110

Conversion of Series A preferred stock to common stock	(1,390)	(1)	–	–	2,316	2	(1)	–	–	–	–	–
Conversion of Series B preferred stock to common stock	–	–	(1,188)	(1)	1,981	2	(1)	–	–	–	–	–
Common stock issued to directors	–	–	–	–	281	1	160	–	–	–	–	161
Issuance of management options accrued in 2009 as a liability	–	–	–	–	–	–	403	–	–	–	–	403
Stock-based compensation	–	–	–	–	–	–	470	–	–	–	–	470
Sale of common stock in July 2010, net of costs of $2,000	–	–	–	–	1,600	1	7,591	–	–	–	–	7,592
Net loss	–	–	–	–	–	–	–	(14,030)	–	–	–	(14,030)
Balance at December 31, 2010	–	–	–	–	6,244	6	73,336	(59,167)	–	13	(4,469)	9,706

Cashless exercise of warrants	–	–	–	–	570	1	(1)	–	–	–	–	–
Nonvested shares forfeited	–	–	–	–	(2)	–	–	–	–	–	–	–
Sale of common stock in July 2011, net of costs of $91	–	–	–	–	803	1	1,583	–	–	–	–	1,584
Common stock issued to satisfy liabilities	–	–	–	–	409	–	713	–	–	–	–	713
Stock-based compensation	–	–	–	–	–	–	939	–	–	–	–	939
Other comprehensive loss	–	–	–	–	–	–	–	–	(247)	–	–	(247)
Net loss	–	–	–	–	–	–	–	(25,876)	–	–	–	(25,876)
Balance at December 31, 2011	–	$–	–	$–	8,024	$8	$76,570	$(85,043)	$(247)	13	$(4,469)	$(13,181)

See accompanying notes to consolidated financial statements.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION

Zoo Entertainment, Inc. (“Zoo” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003, under the name Driftwood Ventures, Inc. On December 3, 2008, Driftwood Ventures, Inc. changed its name to Zoo Entertainment, Inc.  On March 10, 2010, the Company increased its authorized shares of common stock to 3,500,000,000.

Zoo is a developer, publisher and distributor of interactive entertainment software for digital distribution channels. The Company’s retail business was phased out during 2011 and the business strategy going forward focuses solely on digital content distribution. Zoo’s entertainment software is developed for use on major consoles, handheld gaming devices, personal computers, tablets, and mobile smart-phone devices. During 2011, the Company developed and/or published video games that operate on platforms including Nintendo’s Wii and DS, Sony’s PlayStation 3, Microsoft’s Xbox 360 and its controller-free accessory, Kinect, Android mobile devices and iOS devices, including iPod Touch, iPad and iPhone. The Company is currently developing and/or publishing downloadable games for “connected services” including, Microsoft’s Xbox Live Arcade (XBLA), Sony’s PlayStation Network (PSN), Facebook, PC/Mac, iOS and Android devices.

Zoo’s current overall business strategy has shifted with the changes within the industry. During 2011, the Company phased out its retail business of family-oriented, often-branded console titles, and shifted its focus to digital downloadable content on platforms such as XBLA and PSN, as well as mobile gaming. Zoo’s digital business focuses on bringing fresh, innovative content to digital distribution channels, as well as mobile devices. The Company operates indiePub (www.indiePub.com), an innovative content creation site that is designed to capitalize on opportunities in the emerging and high-growth digital entertainment space by serving as a source for content for future development and eventual publication. indiePub fosters the independent gaming community by playing host to independent game developers and players and providing developers with the resources they need to collaborate, publish and create great games.

As of December 31, 2011, the Company operated in one segment in the United States with a focus on developing, publishing and distributing interactive entertainment software in North American and international markets.

Unless the context otherwise indicates, the use of the terms “we,” “our” or “us” refer to the Company and its operating subsidiaries, Zoo Games, Inc., Zoo Publishing, Inc., and indiePub, Inc.

NOTE 2. GOING CONCERN

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $85.0 million as of December 31, 2011. Although the Company generated positive cash flows from operating activities of approximately $8.2 million for the year ended December 31, 2011, for the years ended December 31, 2010 and 2009, the Company generated negative cash flows from operating activities of approximately $16.2 million and $5.5 million, respectively. As of December 31, 2011, the Company’s working capital deficit was approximately $11.1 million. Given the Company’s history of net losses and generating negative cash flows from operating activities, combined with its shift to a new digital sales strategy, there can be no assurance that it will be able to generate positive cash flows from operations, nor can the Company predict whether it will have sufficient cash from operations to meet its financial obligations for the 12 month period beginning January 1, 2012, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on, among other factors, the following significant short-term actions: (i) its ability to generate cash flow from operations sufficient to maintain its daily business activities; (ii) its ability to reduce expenses and overhead; (iii) its ability to renegotiate certain obligations; and (iv) its ability to raise additional capital. Management’s active efforts in this regard include negotiations with certain vendors to satisfy cash obligations with non-cash assets or equity, reductions of headcount and overhead obligations, and the development of strategies to convert other non-cash assets into cash. There can be no assurance that all or any of these actions will meet with success.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 9, 2012, the Company and MMB Holdings LLC (“MMB”) entered into a Loan and Security Agreement (the “Loan Agreement”) pursuant to which MMB agreed to provide the Company with loans totaling approximately $4,381,000. These loans were granted: (i) to repay and satisfy all of Zoo’s obligations to MMB under the Second Amended and Restated Factoring and Security Agreement, dated as of October 28, 2011, as amended through February 29, 2012, and totaling approximately $1,831,000; (ii) for purposes of settling, at a discount, certain obligations to unsecured creditors of the Company (the “Existing Unsecured Claims”); and (iii) for working capital and other purposes permitted under the Loan Agreement. Under the Loan Agreement, the Company borrowed approximately $3,052,000 as of March 31, 2012, and may borrow additional amounts of up to approximately $1,329,000 through September 30, 2012, for purposes approved by MMB. The interest rate under the Loan Agreement is ten percent (10%) per annum, or eighteen percent (18%) per annum upon the occurrence of an event of default. The maturity date of the loans is March 31, 2014. The amounts under the Loan Agreement are secured by a first priority security interest (except to the extent subordinated by the Factoring Agreement) on all of the assets of the Company.

Subsequent to December 31, 2011 and through March 31, 2012, the Company entered into agreements providing for the settlement of approximately $10.0 million of liabilities owed to certain unsecured creditors of the Company for approximately $854,000 in cash, approximately 2.5 million shares of the Company’s common stock, approximately $131,000 of inventory, and warrants to purchase 365,000 shares of common stock at an exercise price of $0.50 per share. Of the approximately 2.5 million shares agreed upon in these settlement arrangements, approximately 1.4 million were issued as of March 31, 2012, with a fair value of approximately $1.3 million based upon the closing price of the Company’s common stock on the date the shares were issued. The remaining 1.1 million shares are in the process of being issued. Of the approximate $10.0 million of liabilities that were settled, approximately $7.9 million were classified as current liabilities and approximately $2.1 million were classified as long-term liabilities on the December 31, 2011 consolidated balance sheets. See Note 19 - Subsequent Events, for further detail. The Company continues to negotiate other outstanding obligations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates affecting the consolidated financial statements that are particularly significant include: the recoverability of product development costs; the adequacy of allowances for returns, price concessions and doubtful accounts; and the valuation of equity instruments. Actual amounts could differ from these estimates.

Concentration of Credit Risk

The Company maintains cash balances at what it believes are several high quality financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed Federal Deposit Insurance Corporation insurable amounts.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the financial condition and operations of the Company’s customers deteriorate, its risk of collection could increase substantially. On July 12, 2011, the Company entered into a sales and distribution agreement with Alter Ego Games, LLC (“AEG”), which allowed AEG to be an exclusive master distributor of the Company’s catalogue product in the United States, South America and Europe. Also on July 12, 2011, the Company entered into a sub-publishing and distribution agreement with Southpeak Interactive, LLC (“Southpeak”) which allowed Southpeak to sub-publish, manufacture and distribute the Company’s “Minute to Win It” game on the Microsoft platform in the United States and Latin America. Consequently, a significant portion of the Company’s revenues and accounts receivable after July 12, 2011 were concentrated in two entities related to each other. Prior to July 12, 2011, a majority of the Company’s trade receivables were derived from sales to major retailers and distributors. Going forward, as the Company continues to migrate to digital sales, credit risk for collection of accounts receivable will be concentrated amongst a few digital platform operators.

The Company’s five largest customers accounted for approximately 55% (of which the following customers constituted balances greater than 10%: customer C – 12%; customer D – 11%; customer E – 11%; customer F – 11%; and customer G – 10%) and 65% (of which the following customers constituted balances greater than 10%: customer A-34%; and customer B-11%) of net revenue for the years ended December 31, 2011 and 2010, respectively. These five largest customers accounted for approximately 3.9% of our gross accounts receivable and due from factor as of December 31, 2011. During the years ended December 31, 2011 and 2010, the Company sold approximately $11.9 million and $37.8 million, respectively, of receivables to its factors with recourse. The factored receivables were approximately $0 and $11.3 million of the Company’s accounts receivable and due from factor, net as of December 31, 2011 and 2010, respectively. The Company regularly reviews its outstanding receivables for potential bad debts and has had no history of significant write-offs due to bad debts.

Reclassifications

The accompanying consolidated financial statements for the 2010 fiscal year contain certain reclassifications to conform to the current year presentation.

Inventory

Inventory is stated at the lower of actual cost or market. Estimated product returns are included in the inventory balances and also recorded at the lower of actual cost or market.

Product Development Costs

The Company utilizes third-party product developers and frequently enters into agreements with these developers that require it to make payments based on agreed-upon milestone deliverable schedules for game design and enhancements. The Company receives the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights for that game. The Company typically enters into these development agreements after it has completed the design concept for its products. The Company contracts with third-party developers that have proven technology and the experience and ability to build the designed video game as conceived by the Company. As a result, technological feasibility is determined to have been achieved at the time in which the Company enters the agreement and it therefore capitalizes such payments as prepaid product development costs. On a product by product basis, the Company reduces prepaid product development costs and records amortization using the proportion of current year unit sales and revenues to the total unit sales and revenues expected to be recorded over the life of the title. For its digital products, the Company amortizes prepaid product development costs into expense based upon the estimated downloads over the expected life of the product.

At each balance sheet date, or earlier if an indicator of impairment exists, the Company evaluates the recoverability of capitalized prepaid product development costs, development payments and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis, and charges any amounts that are deemed unrecoverable to cost of goods sold if the product has already been released. If the product development process is discontinued prior to completion, any prepaid unrecoverable amounts are charged to research and development expense. During the year ended December 31, 2011, the Company wrote off approximately $2.6 million of expense relating to costs incurred for the development of games that were abandoned during that period, which amount was recorded in research and development expense in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2011, the Company wrote off approximately $272,000 of product development costs relating to games that were still in development but not yet released. The Company determined that amounts incurred to develop the games were not recoverable from future sales of those games and included these amounts in cost of goods sold in the Company’s consolidated statements of operations and comprehensive loss. There were no write-offs of product development costs during the year ended December 31, 2010. The Company uses various measures to estimate future revenues for its product titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to establishing technological feasibility, the Company expenses research and development costs as incurred.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 808-10-15, “Accounting for Collaborative Arrangements” (“ASC 808-10-15”), defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, a reasonable, rational and consistent accounting policy is to be elected. Effective January 1, 2009, the Company adopted the provisions of ASC 808-10-15. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. The Company’s arrangements with third-party developers are not considered collaborative arrangements because the third-party developers do not have significant active participation in the design and development of the video games, nor are they exposed to significant risks and rewards as their compensation is fixed and not contingent upon the revenue that the Company will generate from sales of its product. If the Company enters into any future arrangements with product developers that are considered collaborative arrangements, it will account for them accordingly.

Licenses and Royalties

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of the Company’s products. Agreements with holders of intellectual property rights generally provide for guaranteed minimum royalty payments for use of their intellectual property. At December 31, 2011, the Company had accrued and charged to operations approximately $1.4 million for guaranteed minimum royalty payments for certain licensors.

Certain licenses extend over multi-year periods and encompass multiple game titles. In addition, certain licenses guarantee minimum license payments to licensors over the term of the license. In addition to guaranteed minimum payments, these licenses frequently contain provisions that could require the Company to pay royalties to the license holder, based on pre-agreed unit sales thresholds.

Certain licensing fees are capitalized on the consolidated balance sheets in prepaid expenses and are amortized as royalties in cost of goods sold, on a title-by-title basis, at a ratio of current period revenues to the total revenues expected to be recorded over the remaining life of the title. Similar to product development costs, the Company reviews its sales projections quarterly to determine the likely recoverability of its capitalized licenses as well as any unpaid minimum obligations. When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based. In addition, the Company reviews licenses that contain guaranteed minimum payments and records expense to cost of goods sold for any unearned guaranteed minimum amounts that become payable to licensors.

Fixed Assets

Fixed assets, consisting primarily of office equipment and furniture and fixtures, are stated at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Property and equipment are depreciated on a straight-line basis over the estimated useful life of the assets. Office equipment and furniture and fixtures are depreciated over five years, computer equipment and software are generally depreciated over three years, and leasehold improvements are depreciated over the shorter of the related lease term or seven years. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and any gain or loss is recognized as a component of operating income or loss in the statement of operations and comprehensive loss.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consisted of trademarks, customer relationships, content and product development. Certain intangible assets acquired in a business combination are recognized as assets apart from goodwill. Identified intangibles other than goodwill are generally amortized using the straight-line method over the period of expected benefit ranging from one to ten years, except for intellectual property, which are usage-based intangible assets that are amortized using the shorter of the useful life or expected revenue stream.

Impairment of Long-Lived Assets, Including Definite-Lived Intangible Assets

The Company reviews all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including assets to be disposed of by sale, whether previously held and used or newly acquired. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows at the Company’s incremental borrowing rate or fair value, if available. During the years ended December 31, 2011 and 2010, the Company determined that certain intangible assets were impaired and recorded charges of approximately $2.6 million and $9.9 million, respectively (see Note 7 – Intangible Assets, Net).

Revenue Recognition

The Company earns its revenue from the sale of interactive software titles developed by and/or licensed from third party developers. The Company recognizes such revenue upon the transfer of title and risk of loss to its customers. Accordingly, the Company recognizes revenue for software titles when there is: (i) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order; (ii) the product is delivered; (iii) the selling price is fixed or determinable; (iv) collection of the customer receivable is deemed probable; and (v) the Company does not have any continuing obligations. Historically, the Company’s payment arrangements with customers typically provided net 30- and 60-day terms. Advances received from customers were deferred and reported on the Company’s consolidated balance sheets under the caption accrued expenses and other current liabilities. Under the Company’s current distribution agreement, payments for cost of goods sold, plus a per-unit tech fee which represents an unearned advance against future royalties, are due to the Company within three to five business days of shipment of the goods. The cost of goods sold portion is recognized as revenue at the time of sale, while the per-unit unearned advance on royalties is deferred until such time that the Company receives information from its distributor that allows it to conclude that all components of the earnings process have been completed. Under the Company’s current sub-publishing and distribution agreement, the Company receives payments for per-unit advances based upon the manufacture, sale and sell-through of the Company’s product. These per-unit advances are deferred until such time that the Company receives information from its distributor that allows it to conclude that all components of the earnings process have been completed. Unearned advances are included in the caption accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The Company utilizes digital platform operators, such as Apple and Microsoft, for the sale of certain of its digital games. The Company records revenue as downloads of the Company’s games are reported.

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

Allowances for Returns, Price Concessions and Other Items

Historically, the Company accepted returns and granted price concessions in connection with its publishing arrangements. Following reductions in the price of the Company’s products, it may have granted price concessions that permitted customers to take credits for unsold merchandise against amounts they owed the Company. The Company’s customers had to satisfy certain conditions in order to be allowed to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels. The Company also offered certain customers quarterly and/or annual rebates based upon achievement of certain pre-established sales levels of its products to such customers. The Company accounted for such volume rebates in the period in which they were earned by the customer.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customers with whom the Company had distribution arrangements did not have the right to return titles or cancel firm orders. However, at times the Company would accept returns from its distribution customers to facilitate stock balancing, and would at times make accommodations to its distribution customers, including credits and returns, when demand for specific product titles fell below expectations.

Historically, the Company made estimates of future product returns and price concessions related to current period product revenue based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of a hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of the Company’s products by consumers.

Significant management judgments and estimates were made and used in connection with establishing the allowance for returns and price concessions in any accounting period. The Company believed it could make reliable estimates of returns and price concessions. However, actual results could differ from initial estimates as a result of changes in circumstances, market conditions and assumptions. Adjustments to estimates were recorded in the period in which they become known.

The Company does not anticipate returns or price concessions under its new digital strategy.

Consideration Given to Customers and Received from Vendors and Vendor Concentrations

Historically, the Company has had various marketing arrangements with retailers and distributors of its products that provided for cooperative advertising and market development funds, among others, which were, generally, based on single exchange transactions. Such amounts were accrued as a reduction to revenue when revenue was recognized, except for cooperative advertising which was included in selling and marketing expense if there was a separate identifiable benefit and the benefit’s fair value could be established.

The Company received various incentives from its manufacturers, including rebates based on a cumulative level of purchases. Such amounts were generally accounted for as a reduction in the price of the manufacturer’s product and included as a reduction of inventory or cost of goods sold.

The Company’s two largest vendors comprised approximately 38% and 29% of all purchases of inventory in 2011, and approximately 70% and 12% of all purchases of inventory in 2010. As the Company continues its migration towards a digital game business model, it does not anticipate the purchase of any inventory.

Equity-Based Compensation

The Company issued restricted common stock and/or options to purchase shares of common stock of the Company to certain members of management, its Board of Directors, and employees during 2011 and 2010. Stock option grants vest over periods ranging from immediately to four years and expire within ten years of issuance. Stock options that vest in accordance with service conditions amortize over the applicable vesting period using the straight-line method.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of the Company’s stock price and estimated exercise behavior. The Company used the current market price to determine the fair value of the stock price for its August 23, 2011 and March 8, 2011 grants. The Company used the price of the Company’s equity raise in the fourth quarter of 2009 to determine the fair value of the stock price for the grant made on February 11, 2010 and the current market price to determine the fair value of the stock price for the grant made on August 4, 2010. For the stock option modifications that occurred during second and third quarters of 2011, the Company used the current market price to determine the fair value of the stock price as of the modification date. The following table summarizes the assumptions and variables used by the Company to compute the weighted-average fair value of stock option grants and modifications:

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010
Risk-free interest rate	0.03% - 2.47%	3.00%
Expected stock price volatility	60.0% - 87.17%	60.0%
Expected term until exercise (years)	2 – 7	5
Expected dividend yield	None	None

For the years ended December 31, 2011 and 2010, the Company estimated the implied volatility for publicly-traded options on its common shares as the expected volatility assumption required in the Black-Scholes option-pricing model. The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and the Company’s assessment that implied volatility was more representative of future stock price trends than historical volatility. Commencing with the second quarter of 2011, the Company began using a volatility calculation based upon its own daily stock price, as a more representative sample was available after its July 2010 stock offering and transfer to the NASDAQ stock market.

The fair value of the restricted common stock grants in February 2010 was determined based on the price of the Company’s equity raise in the fourth quarter of 2009 and, where appropriate, a marketability discount.

Loss Per Share

Basic loss per share (“EPS”) is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. A 2010 restricted stock grant, of which 77,543 and 199,395 shares were unvested as of December 31, 2011 and 2010, respectively, is excluded from the basic EPS calculation. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Since the inclusion of any of the Company’s 1,155,883 stock options and 1,270,068 warrants outstanding as of December 31, 2011, and the inclusion of 1,300,838 stock options and 1,039,703 warrants as of December 31, 2010 are anti-dilutive because the Company had net losses for both periods, they are excluded from the calculation of diluted loss per share, and the diluted loss per share is the same as basic loss per share.

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

The Company follows the provisions of FASB Accounting Standards Codification Topic 740 regarding the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. As of December 31, 2011, the Company believes it does not have any material unrecognized tax liability from tax positions taken during the current or any prior period. In addition, as of December 31, 2011, tax years 2008 through 2011 remain within the statute of limitations and are subject to examination by tax jurisdictions. The Company’s policy is to recognize any interest and penalties accrued on unrecognized tax benefits as part of income tax expense.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2011 and 2010, the carrying value of cash, accounts receivable and due from factor, inventory, prepaid expenses, accounts payable, accrued expenses, due to factor, and advances from customers were reasonable estimates of the fair values because of their short-term maturity. The carrying value of financing arrangements and notes payable are reasonable estimates of fair value because interest rates closely approximate market rates.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”). This ASU requires companies to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. The Company is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not anticipate that adoption of this ASU will have a material impact on its financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, “Comprehensive Income.” The guidance in this ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance in this ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Upon adoption, this update is to be applied retrospectively and is effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that adoption of this ASU will have a material impact on its financial condition, results of operations or cash flows.

NOTE 4: INVENTORY

Inventory consisted of:

	(Amounts in Thousands)
	December 31,	December 31,
	2011	2010
Finished products	$12	$3,166
Parts and supplies	119	4,202
Totals	$131	$7,368

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated product returns included in inventory at December 31, 2011 and 2010 were approximately $0 and $2.7 million, respectively.

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	December 31,	December 31,
	2011	2010
Vendor advances for inventory	$ ─	$68
Prepaid royalties	76	271
Income tax receivable	─	261
Other	107	220
Totals	$183	$820

NOTE 6: PRODUCT DEVELOPMENT COSTS

The Company’s capitalized product development costs for years ended December 31, 2011 and 2010 were as follows:

	(Amounts in Thousands)
	December 31,	December 31,
	2011	2010
Beginning balance	$5,319	$4,399
New product development costs incurred (includes $1.5 million for digital games in 2011)	3,415	8,597
Write-off of product development costs (includes $903,000 for digital games in 2011)	(2,992)	–
Amortization of product development costs	(4,332)	(7,677)
Product development costs, net (includes $1.4 million for digital games in 2011)	$1,410	$5,319

For the year ended December 31, 2011, write-off of product development costs consisted of approximately $2.6 million written off to research and development, approximately $272,000 written off to cost of goods sold, and approximately $100,000 written off to selling and marketing expense. There were no write-offs of product development costs in 2010.

NOTE 7: INTANGIBLE ASSETS, NET

During the fourth quarter of 2011, sales of Zoo’s legacy console assets through its distributor were significantly below expectations due to continued decline in the retail market for these products. In addition, Zoo’s last retail boxed product on Microsoft’s Kinect platform was released in the fourth quarter of 2011 with sales also significantly below expectations. Based on these results and discussion with our distributor, Zoo no longer anticipates receiving any revenue from its legacy product beyond 2011 and expects to receive very minimal revenue and profit from the new Kinect product. As a result, the Company impaired the remaining content and customer relationships intangible assets and recorded an impairment charge of approximately $807,000 in December 2011 in accordance with the provisions of Accounting Standards Codification (“ASC”) 360-10-35-47.

The value of the Zoo trademarks/tradename represents the name recognition value of the Zoo brand name. With the decline in sales of retail boxed product and the branding of all digital games and future company ventures as “indiePub,” management concluded that there is no remaining value for the trademark/tradename “Zoo.” Recent events at the Company, including numerous lawsuits from unpaid vendors and the class action lawsuit have also negatively impacted the value of the name “Zoo.” Accordingly, the Company believes there is no third-party market for the Zoo trademark. As a result, the Company impaired the remaining trademark intangible asset and recorded an impairment charge of approximately $67,000 in December 2011 in accordance with the provisions of ASC 360-10-35-47.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first six months of 2011, the Company continued to incur significant losses, due primarily to a decline in the retail market for its products. In July 2011, the Company’s wholly-owned subsidiary, Zoo Publishing, entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute Zoo’s legacy console assets.  The losses, coupled with a substantially revised reduction in projected unit sales and acceleration of the Company’s shift from the retail boxed product triggered the Company to test its definite-lived intangible assets for potential impairment. As a result, the Company recorded an impairment loss of approximately $1.7 million related to its 2007 acquisition of Zoo Publishing in accordance with the provisions of ASC 360-10-35-47. Of the $1.7 million of impairment, approximately $0.7 million was related to trademarks and approximately $1.0 million was related to content.  In addition, the remaining estimated useful life of the Company’s trademarks was revised to 18 months as of June 30, 2011.

During the fourth quarter of 2010, the Company incurred significant losses due primarily to a decline in the retail market for its products. This loss triggered the Company to test its definite-lived intangible assets for potential impairment. The Company performed the required impairment test and determined that the estimated useful lives of its definite-lived intangible assets were lower than previously determined. Therefore, the Company recorded an impairment loss of approximately $7.6 million related to its 2007 acquisition of Zoo Publishing in accordance with the provisions of ASC 360-10-35-47. Of the $7.6 million of impairment, approximately $766,000 was related to customer relationships, $148,000 was related to trademarks and the remaining $6.7 million was related to content. The Company revised the remaining estimated useful life of its customer relationships and content to 24 months, and its trademarks to 60 months, the estimated period of time the Company believed those assets would continue to provide a benefit.

In May 2009, the Company entered into a license agreement with New World IP, LLC (“Licensor”) pursuant to which the Licensor granted to Zoo Publishing all of the Licensor’s rights to substantially all the intellectual property of Empire Interactive Europe, LLC for a minimum royalty of $2.6 million to be paid within two years. At any time prior to April 1, 2011, Zoo Publishing had the option to purchase all rights in and to such games. At any time after April 1, 2011, the Licensor had the right to sell all rights in and to the games to Zoo Publishing. The $2.6 million of costs related to this agreement were capitalized and included as content in intangible assets and were being amortized over a ten-year period. During 2010, the Company paid approximately $400,000 of these costs and incurred an additional liability to the Licensor of approximately $26,000. As of December 31, 2010, the liability was approximately $2.1 million and was recorded in other current liabilities on the consolidated balance sheets. During the fourth quarter of 2010, the Company determined it expected it would not make the required payments for the rights to the intellectual property by May 1, 2011. As such, the Company recorded an impairment charge of approximately $2.3 million, representing the unamortized balance of the Empire IP content intangibles as of December 31, 2010. Even though the Company had the rights to use the intellectual property through April 30, 2011, the Company did not expect any significant revenue from these assets from January 1, 2011 through April 30, 2011.

The total intangible impairment charges for 2011 and 2010 were approximately $2.6 million and $9.9 million, respectively, and are included in impairment of intangible assets in the consolidated statement of operations and comprehensive loss.

The following table sets forth the components of the intangible assets subject to amortization:

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		(Amounts in Thousands)
			December 31, 2011		December 31, 2010
	Original Estimated Useful Lives (Years)	Gross Carrying Amount	Impairment and Accumulated Amortization	Net Book Value	Net Book Value
Content	10	$14,965	$14,965	$-	$1,850
Trademarks	10	1,510	1,510	-	903
Customer relationships	10	2,749	2,749	-	1,147
Total		$19,224	$19,224	$-	$3,900

Amortization expense related to intangible assets was approximately $1.3 million and $1.9 million for the years ended December 31, 2011 and 2010, respectively.

NOTE 8.  CREDIT AND FINANCING ARRANGEMENTS

The Company used Purchase Order Financing and Receivable Financing through June 2011. In June 2011, the Company terminated those financing arrangements and entered into a Limited Recourse Agreement which remained in effect through the balance of 2011 and into 2012. The Company’s various credit and financing arrangements are described below:

Purchase Order Financing

Zoo Publishing previously utilized purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacture of video game products. Under the terms of the Company’s agreement (the “Assignment Agreement”), the Company assigned purchase orders received from customers to Wells Fargo, and requested that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which could accept or decline the assignment of specific purchase orders, retained the Company to manufacture, process and ship ordered goods, and paid the Company for its services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigned the applicable purchase order to the Company.  Wells Fargo was not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeded $5,000,000.  The Assignment Agreement was for an initial term of 12 months, and continued thereafter for successive 12 month renewal terms unless either party terminated the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement was renewed for one or more 12 month terms, for each such 12 month term, the Company would pay to Wells Fargo a commitment fee, paid on the earlier of the anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees were subject to waiver if certain product volume requirements were met.

On April 6, 2010, Zoo Publishing, the Company and Wells Fargo entered into an amendment to the then-existing Assignment Agreement. Pursuant to the amendment, the parties agreed to, among other things:  (i) increase the amount of funding available pursuant to the facility to $10,000,000; (ii) reduce the set-up funding fee to 2% and increase the total commitment fee to approximately $407,000 for the next 12 months and to $400,000 for the following 12 months if the Assignment Agreement was renewed for an additional year; (iii) reduce the interest rate to prime plus 2% on outstanding advances; and (iv) extend its term until April 5, 2011, subject to automatic renewal for successive 12 month terms unless either party terminated the agreement with written notice 30 days prior to the end of the initial term or any renewal term.  In consideration for the extension, the Company paid to Wells Fargo an aggregate fee of approximately $32,000.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 6, 2011, Zoo Publishing, the Company and Wells Fargo entered into an amendment to the then-existing agreement. Pursuant to the amendment, the parties agreed to, among other things: (i) decrease the amount of funding available pursuant to the facility to $5,000,000; (ii) reduce the commitment fee to $200,000 for the next 12 months; and (iii) extend its term until April 5, 2012, subject to automatic renewal for successive 12 month terms unless either party terminated the agreement with written notice 30 days prior to the end of the initial term or any renewal term.

On June 24, 2011, Zoo Publishing, the Company and Wells Fargo entered into a Termination Agreement.  Pursuant to the Termination Agreement, the Company paid off the balance due of approximately $148,000 and paid $50,000 in full satisfaction of the commitment fee.  The commitment fee was included in general and administrative expenses at that date in the consolidated statements of operations and comprehensive loss.  Wells Fargo released all security interests that they and their predecessors held in the Company.

The amounts outstanding as of December 31, 2011 and December 31, 2010 were $0 and approximately $1.6 million, respectively, which is included in financing arrangements in the current liability section of the consolidated balance sheets.  The interest rate on advances was prime plus 2.0%, effective April 6, 2010; prior to that date the interest rate on advances was prime plus 4.0%. As of December 31, 2010, the effective interest rate was 5.25%.  The charges and interest expense on the advances are included in interest expense in the accompanying consolidated statements of operations and comprehensive loss and were approximately $65,000 and $1.1 million for the years ended December 31, 2011 and 2010, respectively.  See Note 18 – Related Party Transactions, regarding guaranties of outstanding balances under the purchase order financing arrangement by current and former executive officers of the Company.

Receivable Financing

Zoo Publishing previously used a factor to approve credit and to collect the proceeds from a portion of its sales.  In August 2008, Zoo Publishing entered into a factoring and security agreement with Working Capital Solutions, Inc. (“WCS”), which utilized existing accounts receivable in order to provide working capital to fund all aspects of the Company’s continuing business operations.  The Company entered into a new factoring and security agreement with WCS on September 29, 2009 (the “Original Factoring Agreement”).  Under the terms of the Original Factoring Agreement, the Company sold its receivables to WCS, with recourse.  WCS, in its sole discretion, determined whether or not it would accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable was accepted by WCS, WCS provided funding subject to the terms and conditions of the Original Factoring Agreement.  The amount remitted to the Company by WCS equaled the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less a reserve percentage (which amount was 30% at the termination of the agreement) which was deposited into a reserve account established pursuant to the Original Factoring Agreement, less allowances and fees.  In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, WCS could require the receivable to be repurchased by the Company in accordance with the Original Factoring Agreement.  The amounts to be paid by the Company to WCS for any accepted receivable included a factoring fee for each ten (10) day period the account was open.  Since WCS acquired the receivables with recourse, the Company recorded the gross receivables including amounts due from its customers to WCS and it recorded a liability to WCS for funds advanced to the Company from WCS. During the years ended December 31, 2011 and 2010, the Company sold approximately $11.6 million and $37.8 million, respectively, of receivables to WCS with recourse.  At December 31, 2011 and 2010, accounts receivable and due from factor included $0 and approximately $11.3 million, respectively, of amounts due from the Company’s customers to WCS.  WCS had an advance outstanding to the Company of $0 and approximately $8.0 million as of December 31, 2011 and 2010, respectively, which is included in financing arrangements in the current liability section of the consolidated balance sheets.  The interest expense on the advances are included in interest expense in the accompanying consolidated statements of operations and comprehensive loss and were approximately $574,000 and $1.2 million for the years ended December 31, 2011 and 2010, respectively.

On April 1, 2010, Zoo Publishing, Zoo Games and the Company entered into a First Amendment to Factoring and Security Agreement (the “WCS Amendment”) with WCS which amended the Original Factoring Agreement to, among other things, increase the maximum amount of funds available pursuant to the facility to $5,250,000.  On October 1, 2010, Zoo Publishing, Zoo Games and the Company entered into a Second Amendment to Factoring and Security Agreement with WCS (the “WCS Second Amendment”) which further amended the Factoring Agreement to, among other things, increase the maximum amount of funds available pursuant to the facility to $8,000,000.  On November 30, 2010, Zoo Publishing, Zoo Games and the Company entered into a Third Amendment to Factoring and Security Agreement with WCS (the “WCS Third Amendment”) which further amended the Original Factoring Agreement to, among other things: (i) increase the reserve percentage from 25% to 30%; and (ii) reduce the factoring fee percentage for each ten (10) day period from 0.60% to 0.56%.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 24, 2011, Zoo Publishing and the Company entered into the Termination Agreement under Factoring and Security Agreement (the “WCS Termination Agreement”) with WCS, pursuant to which the Company and WCS: (i) terminated the Original Factoring Agreement, as amended; and (ii) provided for the payment of all outstanding obligations owed to WCS under the Original Factoring Agreement, as amended, in the amount of approximately $992,000, including $157,000 of a $340,000 early termination fee. In connection therewith, Zoo Publishing issued a Deficiency Promissory Note to WCS in the amount of $340,000 (the “WCS Note”) as payment for the early termination fee, of which, $157,000 was immediately satisfied. The WCS Note bore interest at a rate of 12% per annum and was payable in accordance with the terms and conditions of the WCS Note, with the entire remaining principal balance of $183,000 plus all accrued and unpaid interest due on July 21, 2011. The early termination fee of $340,000 was included in general and administrative expenses at that date in the consolidated statement of operations and comprehensive loss.  On July 18, 2011, the Company fully satisfied the WCS Note for a total of $184,443, which was the principal amount plus all interest due as of that date.

See Note 18 - Related Party Transactions, for information on personal guaranties with WCS.

Limited Recourse Agreement

On June 24, 2011, in connection with the WCS Termination Agreement, WCS agreed to assign all of its rights, title and interest in and to the Original Factoring Agreement and all Collateral to Panta Distribution, LLC (“Panta”) pursuant to a Limited Recourse Agreement, dated as of June 24, 2011 (the “Limited Recourse Agreement”). On June 24, 2011, the Company and Panta also entered into an Amended and Restated Factoring and Security Agreement (the “New Factoring Agreement”), pursuant to which the Company agreed to pay Panta all outstanding indebtedness under the Limited Recourse Agreement and to sell to Panta its accounts receivable with recourse. Simultaneously with the assignment and sale of the accounts receivable, Panta would provide funding to Zoo Publishing of up to a maximum of $2.0 million, subject to the terms and conditions of the New Factoring Agreement, to pay off the Company’s existing obligations under the Assignment Agreement and the Original Factoring Agreement. For amounts borrowed under the New Factoring Agreement, the Company was required to repay Panta $2,797,000 by December 31, 2011, which included amounts borrowed plus interest earned. Under the agreement, accounts receivable assigned to Panta would be collected by Panta directly and applied to the amounts owed by the Company to Panta. In the event that Panta did not receive the entire $2,797,000 by December 31, 2011, the Company would be required to pay to Panta any remaining amounts due at that date. In addition, under the terms of the agreement, minimum repayments were required to be made against the $2,797,000 to Panta throughout the term of the agreement. In the event that Panta did not receive the required minimum repayments through the collection of accounts receivable by any such scheduled minimum repayment date, the Company was obligated to fund the difference between the minimum repayment due and the amounts received by Panta for any such shortfall. Zoo Publishing granted Panta a first priority security interest in certain of its assets as set forth in the New Factoring Agreement. On July 14, 2011, Zoo Publishing entered into the First Amendment to Amended and Restated Factoring and Security Agreement (the “Amendment”) with Panta, pursuant to which the parties agreed to amend the New Factoring Agreement to increase the amount of credit available under the New Factoring Agreement by $850,000, to increase the amount due to Panta by approximately $1.2 million and to amend certain other terms and conditions of the New Factoring Agreement, including the timing of the minimum installment payment schedule. All amounts borrowed under the Amendment were required to be repaid by December 4, 2011, which amounts included total actual borrowings of approximately $2.6 million and accrued interest of approximately $1.2 million. On October 7, 2011, the Company was notified by Panta that it was in default of the New Factoring Agreement and Amendment by failing to meet the minimum repayments required under the agreements, by the unauthorized forgiveness of certain accounts receivable owed by a customer in violation of the terms of the agreements, and by the existence of a material adverse affect due to the Company’s inability to meet its debts as such debts became due. Accordingly, as required by the terms of the agreements, the Company accelerated all amounts owed to Panta to currently due and payable, which included default interest at a rate of 15% per annum.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 28, 2011, Zoo Publishing entered into the Second Amended and Restated Factoring and Security Agreement (the “Second New Factoring Agreement”) with Panta and MMB, pursuant to which the parties agreed to amend the New Factoring Agreement, to reflect the assignment by Panta to MMB of documents and accounts, including related collateral security, under the New Factoring Agreement, and to amend certain other terms and conditions of the New Factoring Agreement. In connection with the Second New Factoring Agreement, Panta agreed to assign all of its rights, title and interest in and to the New Factoring Agreement to MMB, as agent for itself and Panta, pursuant to a Limited Recourse Assignment, dated as of October 28, 2011 (the “Limited Recourse Assignment”), for a purchase price of $850,000. Panta retained an interest in the principal amount of approximately $186,000 (together with interest and fees accruing thereon), owed by Zoo Publishing under the New Factoring Agreement.  Under the Second New Factoring Agreement, MMB, as agent for itself and Panta, agreed to temporarily forbear from exercising certain of its rights under default provisions therein until the earlier of November 11, 2011, or the occurrence of an additional default or breach by Zoo Publishing, unless otherwise waived by MMB. All default interest accrued to date became payable to MMB and the Company continues to accrue at the default interest rate of 15% per annum on amounts outstanding to MMB and Panta. Pursuant to the Second New Factoring Agreement, Zoo Publishing agreed to make scheduled repayments to MMB, as agent for itself and Panta, with respect to obligations owed by Zoo Publishing beginning November 4, 2011 and through December 4, 2011 in the cumulative principal amount owed of approximately $1,036,000.  The Second New Factoring Agreement terminates upon the later of: (i) the collection by MMB of all of the Purchased Accounts (as defined in the Second New Factoring Agreement); and (ii) the collection by Panta of approximately $1,036,000 net of all Incurred Expenses (as defined in the Second New Factoring Agreement). Zoo Publishing granted MMB a first priority security interest in certain of its assets as set forth in the Second New Factoring Agreement. MMB is controlled by David E. Smith, a former director of the Company, and Jay A. Wolf, Executive Chairman of the Board of Directors of the Company. As of December 31, 2011, the Company had made none of the payments required under the Second New Factoring Agreement and the approximate $1,036,000 owed to MMB, which amount included approximately $186,000 owed to Panta, was recorded in the current liability section of the Company’s consolidated balance sheets, in addition to approximately $105,000 of accrued default interest.

See Note 18 – Related Party Transactions, for information on Mr. Seremet’s personal guaranty on the Limited Recourse Agreement and information regarding MMB.

See Note 19 – Subsequent Events, for information on subsequent amendments to the Second New Factoring Agreement.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(Amounts in Thousands)
	December 31,	December 31,
	2011	2010
Obligations from the purchase of content intangible assets (see Note 10 – Notes Payable)	$–	$2,069
Operating expenses	1,078	1,276
Product development costs	600	–
Due to customers	413	1,699
Unearned advances	791	–
Obligations arising from acquisitions (see Note 10 – Notes Payable)	–	620
Royalties	3,344	1,523
Interest	63	270
Totals	$6,289	$7,457

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. NOTES PAYABLE

Outstanding notes payable are as follows:

	(Amounts in Thousands)
	December 31,	December 31,
	2011	2010
2.95% note due June 2012, assumed from Zoo Publishing acquisition	$184	$220
Obligation arising from Zoo Publishing acquisition	600	–
New World IP, LLC Note	1,100	–
Zen Factory Group, LLC Promissory Notes	793	–
Total	2,677	220
Less current portion	1,137	160
Non-current portion	$1,540	$60

In December 2006, Zoo Publishing purchased treasury stock from a former employee for the amount of $650,000. The balance on the note as of December 31, 2011 and 2010 was $184,000 and $220,000, respectively, of which all was classified as current as of December 31, 2011. At December 31, 2010, $160,000 was classified as current and $60,000 was classified as non-current. Payments are due monthly in the amount of $10,000 per month.

In conjunction with Mr. Rosenbaum’s May 2011 separation agreement with the Company, $620,000 due to Mr. Rosenbaum from the acquisition of Zoo Publishing, Inc. was converted from a current obligation recorded in accrued expenses and other current liabilities in the consolidated balance sheets at the date of agreement, to a non-interest-bearing note payable. At December 31, 2011, $160,000 of the amount due was classified as current and $440,000 was classified as non-current. Payments of $10,000 per month are due beginning July 2011, with a final payment of all remaining unpaid amounts due October 2013.

In August 2011, the Company partially satisfied its $2.1 million obligation to New World IP, LLC by the issuance of 273,973 shares of common stock with a fair value of approximately $427,000 and a note payable of $1.1 million. Under the terms of the note, the Company is required to pay the entire $1.1 million in February 2013. Interest on the note accrues at 7% per annum and is due in three payments: February 2012, August 2012, and February 2013. At December 31, 2011, $1.1 million was classified in Notes payable, non-current portion, in the Company’s consolidated balance sheets. The remaining $532,000, representing the difference between the original $2.1 million obligation and the value of the common stock and note payable issued, is recorded as a long-term liability in the Company’s consolidated balance sheets until the note is satisfied in full, at which point this obligation is extinguished.

In August 2011, the Company converted its outstanding obligation to Zen Factory Group, LLC into two promissory notes. The first note in the amount of $435,000 requires principal payments of $35,000 every two weeks, commencing September 1, 2011, with a final payment of $15,000 due March 1, 2012. Total interest of $35,000 on the note is also due March 1, 2012. The Company failed to make the required payments under the terms of the note, therefore, all interest related to the note was accelerated to currently due and payable at December 31, 2011. At December 31, 2011, $365,000 of unpaid principal balance of this note is classified in Notes payable, current portion, in the Company’s consolidated balance sheets. The second note payable in the amount of $428,000 bears interest at a 10% per annum rate commencing January 1, 2012. The principal and interest are due in a lump sum payment on December 31, 2012. At December 31, 2011, the unpaid principal balance of $428,000 of this note was classified in Notes payable, current portion, in the Company’s consolidated balance sheets.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment used in its operations under non-cancelable leases. Certain of the Company’s operating leases contain renewal options and escalating rent provisions. Total rent expense was approximately $344,000 and $239,000 for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011, the total minimum annual rental commitments under non-cancelable leases are as follows:

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31,	(Amounts in thousands)
2012	$104
2013	113
2014	20
Total	$237

On March 9, 2012, as part of the settlement of certain unsecured liabilities (See Note 19 – Subsequent Events), approximately $235,000 of the minimum rental commitments existing as of December 31, 2011 were extinguished.

NOTE 12. INCOME TAXES

The components of income tax benefit for the years ended December 31, 2011 and 2010 are as follows:

	(Amounts in Thousands)
	Years Ended December 31,
	2011	2010
Current:
Federal	$–	$(261)
State	–	3
Total Current	–	(258)

Deferred:
Federal	–	(2,633)
State	–	(250)
Total Deferred	–	(2,883)
Total	$–	$(3,141)

During the years ended December 31, 2011 and 2010, the Company paid approximately $19,000 and $152,000, respectively, to various state jurisdictions.

The reconciliation of income tax benefit computed at the U.S. statutory tax rates for the years ended December 31, 2011 and 2010 are:

	Years Ended December 31,
	2011	2010
Tax at U.S. federal income tax rates	(34.0)%	(34.0)%
Impact of federal refund for period prior to acquisition of subsidiary	–	(1.5)
State taxes, net of federal income tax benefit	(2.0)	(3.5)
Change in valuation allowance	36.1	20.9

Permanent differences:
Impact of foreign tax rates and credits	–	(0.4)
Nondeductible expenses and other	(0.1)	0.2
Total	0.0%	(18.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Amounts in Thousands)
	December 31, 2011		December 31, 2010
	Current	Long-Term	Current	Long-Term
Deferred tax assets:
Net operating loss carryforwards	$–	$8,564	$–	$1,600
Capital loss carryforwards	–	416	–	416
Allowance for returns and discounts	7	–	2,020	–
Other accruals	1,512	180	243	–
Non-qualified options	–	1,111	–	774
Property and equipment	–	14	–	–
Inventory	305	–	–	–
Intangible assets	–	828	–	895
Alternative minimum tax credit carryforward	135	–	135	–
Gross deferred tax assets	1,959	11,113	2,398	3,685
Valuation allowance	(1,959)	(11,113)	(1,582)	(2,431)
Net deferred tax assets	–	–	816	1,254

Deferred tax liabilities:
Property and equipment	–	–	–	(5)
Inventory	–	–	(663)	–
Intangibles	–	–	–	(1,402)
Total deferred tax liabilities	–	–	(663)	(1,407)
Net deferred tax asset (liability)	$–	$–	$153	$(153)

At December 31, 2011, the Company had approximately $1.2 million of available capital loss carryforwards which expire in 2013. A valuation allowance of approximately $416,000 has been recognized to offset the deferred tax assets related to these carryforwards. The Company currently does not have any capital gains to utilize against this capital loss. If the Company is able to utilize the carryforwards in the future, the tax benefit of the carryforwards will be applied to reduce future gains of the Company.

As of December 31, 2011, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $24.0 million. This amount includes approximately $1.6 million of acquired NOLs which cannot be immediately utilized as a result of statutory limitations. As a result of such statutory limitations, the Company will only be able to utilize approximately $160,000 of NOLs and capital loss carryforwards per year. The federal NOLs will begin to expire in 2028. The tax benefit of the federal NOLs is reflected in the above table of deferred tax assets and liabilities. As of December 31, 2011, the Company has state NOL carryforwards of approximately $22.0 million, which begin to expire in 2031. Additionally, the Company has approximately $15.8 million of state NOL carryforwards that have been deemed to have no value, as the Company has ceased doing business in such states.

Realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income, the timing and amounts of which, if any, are uncertain. Based upon the Company’s history of operating losses and the uncertainty surrounding the Company’s ability to generate future taxable income, the Company was unable to conclude that it is more likely than not that the deferred tax assets will be realized. Accordingly, the Company recorded a valuation allowance for substantially all of its deferred tax assets at December 31, 2011 and 2010, respectively.

Current accounting guidance calls for a single model to address uncertainty in income tax positions, and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of income tax expense. At December 31, 2011 and 2010, the Company had no unrecognized tax benefits that if recognized, would have affected income tax expense. The Company does not currently anticipate that the total amount of unrecognized tax benefits will materially increase within twelve (12) months of the reporting date. In addition, as of December 31, 2011, tax years 2008 through 2011 remain within the statute of limitations and are subject to examination by tax jurisdictions.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	STOCKHOLDERS’ (DEFICIT) EQUITY AND STOCK-BASED COMPENSATION ARRANGEMENTS

The Company has authorized 3,500,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001 as of December 31, 2011.

Common Stock

As of December 31, 2011, there were 8,024,438 shares of common stock issued and 8,011,435 shares of common stock outstanding.

On August 23, 2011, the Company issued 273,973 shares of common stock, valued at approximately $427,000 to New World IP, LLC in partial satisfaction of an obligation.

On July 13, 2011, the Company completed a private offering of common stock and warrants to certain investors, including certain Company insiders and the Company’s largest institutional stockholder. Under the terms of the offering, investors purchased 803,355 shares of common stock at $2.085 per share and warrants for the purchase of an additional 803,355 shares of common stock, which warrants are exercisable at a price of $1.96 per share commencing January 15, 2012 and ending January 15, 2014. Net proceeds to the Company from the sale, after deducting offering expenses of approximately $91,000, were approximately $1.6 million.

On July 5, 2011, the Company issued 134,831 shares of common stock valued at approximately $286,000 to a vendor in partial satisfaction of an obligation.

On July 12, 2010, the Company completed the sale of 1,600,000 shares of the Company’s common stock in a public offering at a price of $6.00 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of approximately $2.0 million, was approximately $7.6 million.

On February 11, 2010, the Board of Directors approved the issuance of 281,104 shares of restricted common stock to various members of the Board of Directors. The fair value of the restricted common stock grants was determined to be $397,000, based on the price of the Company’s equity raise in the fourth quarter of 2009 and a marketability discount. The stock-based compensation expense recorded for the years ended December 31, 2011 and 2010 was approximately $100,000 and $185,000, respectively. The remaining $112,000 will be expensed throughout the remaining vesting period of the restricted common stock grants until February 2013.

The following table summarizes the activity of non-vested outstanding restricted stock:

Non-vested shares at December 31, 2009	–
Shares granted	281,104
Shares vested	(81,709)
Non-vested shares at December 31, 2010	199,395
Shares granted	–
Shares forfeited	(2,287)
Shares vested	(119,565)
Non-vested shares at December 31, 2011	77,543

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

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the increase in authorized shares, 1,389,684 shares of Series A Preferred Stock automatically converted into 2,316,145 shares of common stock and 1,188,439 shares of Series B Preferred Stock automatically converted into 1,980,739 shares of common stock. See below for descriptions and features of the Series A Preferred Stock and Series B Preferred Stock.

Preferred Stock

As of December 31, 2011 and 2010, there were no shares of Series A Preferred Stock or Series B Preferred Stock issued or outstanding. At December 31, 2009, there were 1,389,684 shares of Series A Preferred Stock and 1,188,439 shares of Series B Preferred Stock issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock automatically converted to shares of common stock of the Company at a rate of 1:1.667 on March 10, 2010 when there was a sufficient number of shares of common stock authorized.

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

Stock-based Compensation Arrangements

The Zoo Entertainment, Inc. 2007 Employee, Director and Consultant Stock Plan, as amended, (the “2007 Plan”) provides for the issuance of common shares in connection with the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), grants of common stock, or stock-based awards. Under the terms of the 2007 Plan, the options expire no later than ten years from the date of grant in the case of ISOs (five years in the case of ISOs granted to a 10% owner), as set forth in each option agreement in the case of NQSOs, or earlier in either case in the event a participant ceases to be an employee, director or consultant of the Company. The grants vest over periods ranging from immediately to four years. All stock-based compensation expense is included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive loss.

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

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the November 2009 financing, Messrs. Seremet and Rosenbaum agreed to amend their respective letter agreements, pursuant to which, in consideration of each of their continued personal guaranties, the Company issued 337,636 options to purchase shares of common stock to each of Mr. Seremet and Mr. Rosenbaum in consideration for their continued personal guaranties. The Company performed a Black-Scholes valuation on the options and determined that the value of the arrangements on February 11, 2010 was $542,000. Of the $542,000, $403,000 was included as stock-based compensation expense in 2009 based on the value ascribed for the period from November 20, 2009 to December 31, 2009, and was included in accrued expenses in the December 31, 2009 consolidated balance sheet. The stock-based compensation expense recorded for the years ended December 31, 2011 and 2010 was approximately $15,800 and $123,000, respectively. As of June 30, 2011, all expense related to the grant had been recorded. In May 2011, in conjunction with Mr. Rosenbaum’s Separation Agreement, the Company’s Board of Directors agreed to extend the term of Mr. Rosenbaum’s February 2010 Stock Option grant through April 30, 2018. Without such modification, the options would have expired 90 days after Mr. Rosenbaum’s separation of service from the Company. The modification to the stock option award resulted in incremental expense of approximately $334,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss at that date, as the options were fully vested and no further service was required from Mr. Rosenbaum. In June 2011, the Board of Directors agreed to modify the term of Mr. Seremet’s February 2010 Stock Option grant, thereby allowing Mr. Seremet to exercise the option through April 30, 2018, regardless of continued employment with the Company. The Company calculated the incremental expense between the original option grant and the modified option grant by applying an estimated forfeiture percentage to the original grant. The modification of Mr. Seremet’s stock option resulted in the Company recording incremental expense of approximately $190,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss at that date, as the options were fully vested and no further service was required from Mr. Seremet.

In July 2011, Steven Buchanan, the Company’s Chief Operating Officer, separated service from the Company. In conjunction with the separation, on August 16, 2011, the Company’s Board of Directors agreed to immediately vest 25% of the original grant shares and extend the term of all vested options through August 16, 2013. Without such modification, the options would have expired 90 days after Mr. Buchanan’s separation of service from the Company. The modification to the stock option award resulted in incremental expense of approximately $45,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss at that date, as the options were fully vested and no further service was required from Mr. Buchanan.

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2011 and 2010 and changes during the years then ended is presented below:

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011		December 31, 2010
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,300,838	$4.54	4,321	$774.00
Granted (in-plan and out-of-plan)	155,138	2.18	1,330,917	2.13
Forfeited and expired	(300,093)	6.80	(34,400)	8.24
Outstanding at end of year	1,155,883	$3.64	1,300,838	$4.54
Options exercisable at year-end	926,237	$3.80	688,248	$6.63

The fair value of options granted during 2011was approximately $205,000, excluding modifications.

The following table summarizes information about outstanding stock options at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1,548.00	219	6.7	$1,548.00	219	$1,548.00
$1,350.00	235	6.7	$1,350.00	235	$1,350.00
$912.00	1,171	6.7	$912.00	1,171	$912.00
$180.00	1,250	7.0	$180.00	833	$180.00
$5.50	30,500	7.9	$5.50	9,500	$5.50
$3.86	42,138	9.2	$3.86	–	$3.86
$2.46	317,098	5.9	$2.46	230,007	$2.46
$1.56	88,000	8.7	$1.56	9,000	$1.56
$1.50	675,272	6.3	$1.50	675,272	$1.50
$1.50 to $1,548.00	1,155,883	6.5	$3.64	926,237	$3.80

The following table summarizes the activity of non-vested outstanding stock options:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Non-vested shares at December 31, 2010	612,590	$3.02	9.2
Options granted	155,138	$2.18
Options vested	(334,687)	$2.95
Options forfeited or expired	(203,395)	$2.52
Non-vested shares at December 31, 2011	229,646	$3.01	8.9

As of December 31, 2011, there was approximately $182,000 of unrecognized compensation costs related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.

At December 31, 2011, there were 1,043,270 shares available for issuance under the 2007 Plan.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of options outstanding at December 31, 2011 was $0.

Warrants

On July 13, 2011, the Company completed a private offering of common stock and warrants to certain investors, including certain Company insiders and the Company’s largest institutional stockholder. Under the terms of the offering, investors purchased 803,355 shares of common stock at $2.085 per share and warrants for the purchase of an additional 803,355 shares of common stock, which warrants are exercisable at a price of $1.96 per share commencing January 15, 2012 and ending January 15, 2014.

As of December 31, 2011, there were 1,270,068 warrants outstanding with terms expiring through 2014, of which 466,713 were exercisable at that date.

A summary of the status of the Company’s outstanding warrants as of December 31, 2011 and changes during the year then ended are presented below:

	December 31, 2011		December 31, 2010
	Number of Warrants	Weighted- Average Exercise Price	Number of Warrants	Weighted- Average Exercise Price
Outstanding at beginning of year	1,039,703	$6.82	1,039,703	$6.82
Granted	803,355	$1.96	–	–
Exercised (cashless)	(572,990)	$0.01	–	–
Outstanding at end of year	1,270,068	$6.82	1,039,703	$6.82
Warrants exercisable at year-end	466,713	$15.17	1,039,703	$6.82

The following table summarizes information about outstanding warrants at December 31, 2011:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$1,704.00	2,383	1.5	$1,704.00
$1,278.00	531	1.5	1,278.00
$180.00	12,777	2.7	180.00
$6.00	6,818	1.5	6.00
$1.96	803,355	2.0	1.96
$0.01	444,204	3.0	0.01
$0.01 to $1,704.00	1,270,068	2.4	6.82

NOTE 14. INTEREST EXPENSE

	(Amounts in Thousands)
	Years Ended December 31,
	2011	2010
Interest arising from amortization of debt discount	$–	$266
Interest on various notes	63	78
Interest on financing arrangements	1,897	2,283
Total interest expense	$1,960	$2,627

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2011 and 2010 is as follows:

	(Amounts in Thousands)
	Years Ended December 31,
	2011	2010
Cash paid for interest	$2,090	$2,121
Cash paid for taxes	$19	$152

Non-cash investing and financing activities:
Transfer of option liability to equity	$–	$403
Par Value of Series A preferred stock converted to common stock	$–	$1
Par Value of Series B preferred stock converted to common stock	$–	$1
Cashless exchange of 572,990 warrants for 570,867 shares of common stock	$1	$–
Exchange of inventory to satisfy outstanding obligation	$1,680	$–
Issuance of notes payable to satisfy current liabilities	$2,583	$–
Issuance of common stock in partial satisfaction of current liabilities	$713	$-

NOTE 16. DEFINED BENEFIT PENSION PLAN

The Company maintains a defined benefit pension plan for employees from Zoo Publishing, Inc.’s predecessor, Destination Software, Inc.  Effective December 31, 2007, the plan was frozen and benefits ceased to accrue; therefore, only participants’ service and earnings prior to that date were used by the actuary to determine the expected employee benefits. The Company’s funding policy is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). The assets of the Company-sponsored plan are invested in mutual funds, cash, money market accounts and certificates of deposits. In accordance with the recognition and disclosure provisions of ASC 715-30 “Defined Benefit Plans – Pension,” the Company recognizes the funded status of the Company’s retirement plan on the consolidated balance sheets.

The following table sets forth the retirement trust’s approximate benefit obligations, fair value of the plans assets, and funded status for the defined benefit pension plan for the year ended December 31, 2011.

Change in benefit obligation
Benefit obligation at January 1, 2011	$1,101,000
Service cost	–
Interest cost	55,000
Actuarial gain	(8,000)
Disbursements	–
Benefit obligation at December 31, 2011	$1,148,000
Change in plan assets
Fair value of plan assets at January 1, 2011	$940,000
Employer contributions	–
Benefit payments	–
Actual return on assets	(41,000)
Fair value of plan of assets at December 31, 2011	$899,000
Funded status	$(249,000)

The amount unfunded as of December 31, 2010 was approximately $161,000.

Net periodic pension cost for the period January 1, 2011 through December 31, 2011 consists of the following:

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service costs	$–
Interest costs	55,000
Expected return on assets	(56,000)
Amortization costs	2,000
Net periodic pension cost	$1,000

Actuarial assumptions are described below:
Discount rate	5.00%
Expected long-term rate of return on plan assets	6.00%
Rate of compensation increase	0.00%

Amounts recognized in the consolidated balance sheet as of December 31, 2011:
Non-current liabilities	$248,000

Amounts recognized in accumulated other comprehensive loss for the year ended December 31, 2011:
Minimum pension liability	$247,000

Accrued pension expense as of December 31, 2011	$1,000

The following table sets forth, by level, within the fair value hierarchy, the plan’s assets measured at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Cash/Money Market/CDs	$26,000	$–	$–	$26,000
Mutual Funds	873,000	–	–	873,000
Total Investments at Fair Value	$899,000	$–	$–	$899,000

The following table sets forth, by level, within the fair value hierarchy, the plan’s assets measured at fair value as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash/Money Market/CDs	$415,000	$–	$–	$415,000
Mutual Funds	525,000	–	–	525,000
Total Investments at Fair Value	$940,000	$–	$–	$940,000

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $11,000.

NOTE 17. LITIGATION

On July 22, 2011, Bruce E. Ricker, individually and on behalf of all purchasers of the common stock of the Company from July 7, 2010 through April 15, 2011, filed a putative class action complaint in the United States District Court for the Southern District of Ohio. Mr. Ricker was appointed lead plaintiff on October 19, 2011, and he filed an amended complaint on December 12, 2011. The amended complaint alleges that the Company, Mark Seremet, the Company's Chief Executive Officer, and David Fremed, the Company's Chief Financial Officer, knowingly or recklessly violated the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making false material statements in connection with certain financial statements of the Company or by failing to disclose material information in order to make the financial statements not misleading. Specifically, the amended complaint relies upon the Company's April 15, 2011 restatement of its unaudited consolidated financial statements for the three months ended March 31, 2010, the three and six months ended June 30, 2010, and the three and nine months ended September 30, 2010, as the basis for its allegations that the Company's financial statements filed for those periods contained materially false statements. Defendants have filed a motion to dismiss the amended complaint, and the motion is currently being briefed for the court's consideration. The Company cannot reasonably estimate any potential loss or exposure at this time.

As previously reported, the Company received a subpoena from the Securities and Exchange Commission requesting certain information in connection with the restatement of its financial statements referred to above. The Securities and Exchange Commission advised the Company in a letter dated February 3, 2012, that its investigation has been completed and that it does not intend to recommend any enforcement action.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 1, 2010, the Company entered into an Amended and Restated Letter Agreement with each of Mark Seremet and David Rosenbaum, which among other things, the Company agreed to compensate each of Messrs. Seremet and Rosenbaum in consideration for each of their guaranties of the increased indebtedness incurred by the Company under the WCS Second Amendment, for so long as such guaranties and loan remained in full force and effect, an additional $25,000 on each of October 1, 2010, January 1, 2011, April 1, 2011 and July 1, 2011. Mr. Seremet’s guaranty remained in effect with the Limited Recourse Agreement.

On May 16, 2011, the Company entered into the Amendment. Pursuant to the Amendment, the Company agreed to continue to pay Mr. Rosenbaum a monthly fee of $7,000 for so long as the Loan and guaranty from Wells Fargo continued to remain in full force and effect. In addition, the Company agreed to pay Mr. Rosenbaum $25,000 on each of May 31, 2011 and July 1, 2011 for so long as such guaranties and loan remained in full force and effect. With the termination of the WCS financing in June 2011, Mr. Rosenbaum’s monthly and quarterly fees were discontinued.

The Company incurred an aggregate of approximately $168,000 and $254,000 for fees related to guaranties for the 2011 and 2010 years, respectively.

In May 2011, in conjunction with Mr. Rosenbaum’s Separation Agreement, the Company’s Board of Directors agreed to extend the term of Mr. Rosenbaum’s February 2010 Stock Option grant through April 30, 2018. Without such modification, the options would have expired 90 days after Mr. Rosenbaum’s separation of service from the Company. The modification to the stock option award resulted in incremental expense of approximately $334,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss at that date, as the options were fully vested and no further service was required from Mr. Rosenbaum.

In June 2011, the Board of Directors agreed to modify the term of Mr. Seremet’s February 2010 Stock Option grant, thereby allowing Mr. Seremet to exercise the option through April 30, 2018, regardless of continued employment with the Company. The Company calculated the incremental expense between the original option grant and the modified option grant by applying an estimated forfeiture percentage to the original grant. The modification of Mr. Seremet’s stock option resulted in the Company recording incremental expense of approximately $190,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss at that date, as the options were fully vested and no further service was required from Mr. Seremet.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, Mr. Seremet agreed to take no further payments related to his personal guaranties relating to the New Factoring Agreement. In August 2011, Mr. Seremet forgave $35,000 of amounts unpaid and due to him as of June 30, 2011 for his personal guaranties of the Company’s financing facilities.

In October 2011, Zoo Publishing entered into the Second New Factoring Agreement with Panta and MMB, pursuant to which the parties agreed to amend the New Factoring Agreement to reflect the assignment by Panta to MMB of documents and accounts, including related collateral security, under the New Factoring Agreement and to amend certain other terms and conditions of the New Factoring Agreement. In connection with the Second New Factoring Agreement, Panta agreed to assign all of its rights, title and interest in and to the New Factoring Agreement to MMB, as agent for itself and Panta, pursuant to the Limited Recourse Assignment, dated as of October 28, 2011, for a purchase price of $850,000.  Additionally, Panta retained an interest in the principal amount of approximately $186,000 (together with interest and fees accruing thereon) owed by Zoo Publishing under the New Factoring Agreement.  Under the Second New Factoring Agreement, MMB, as agent for itself and Panta, agreed to temporarily forbear from exercising certain of its rights under default provisions therein until the earlier of November 11, 2011 or the occurrence of an additional default or breach by Zoo Publishing, unless otherwise waived by MMB. All default interest accrued to date became payable to MMB and Panta and the Company continued to accrue interest at the default rate on amounts outstanding to MMB and Panta. Pursuant to the Second New Factoring Agreement, Zoo Publishing agreed to make scheduled repayments to MMB, as agent for itself and Panta, with respect to obligations owed by Zoo Publishing, beginning November 4, 2011 through December 4, 2011 in the cumulative principal amount of approximately $1,036,000.  The Second New Factoring Agreement terminates upon the later of: (i) the collection by MMB of all of the Purchased Accounts (as defined in the Second New Factoring Agreement); and (ii) the collection by Panta of approximately $1,036,000 net of all Incurred Expenses (as defined in the Second New Factoring Agreement). Zoo Publishing granted MMB a first priority security interest in certain of its assets as set forth in the Second New Factoring Agreement. As of December 31, 2011, the approximate $1,141,000 owed to MMB and Panta, which included approximately $1,036,000 of principal and approximately $105,000 of accrued interest, was recorded in the current liability section of the Company’s consolidated balance sheets. MMB is controlled by David E. Smith, a former director of the Company, and Jay A. Wolf, Executive Chairman of the Board of Directors of the Company (See Note 8 – Credit and Financing Arrangements).

NOTE 19.  SUBSEQUENT EVENTS

Financing

On January 5, 2012, the Company entered into the First Amendment to Second Amended and Restated Factoring and Security Agreement (the “Factoring Agreement Amendment”) with Panta and MMB, pursuant to which the parties agreed to amend that certain Second Amended and Restated Factoring and Security Agreement dated as of October 28, 2011, by and between Zoo Publishing, Panta and MMB (the “Factoring Agreement”). Pursuant to the Factoring Agreement Amendment, MMB agreed to provide $250,000 in additional funding to Zoo Publishing under the Factoring Agreement.  The additional funding bears interest at the lesser of 15% per annum, or the maximum rate permitted by law.  Of the $250,000 in additional funding, MMB was entitled to retain $75,000 for legal fees and expenses incurred by it that are reimbursable by Zoo Publishing under the Factoring Agreement.  As a condition to the consummation of the Factoring Agreement Amendment, Zoo Publishing granted to MMB a first priority interest in 100% of the issued and outstanding stock of indiePub, Inc., a wholly-owned subsidiary of Zoo Publishing, which interest is in addition to any and all interests which MMB has under the Factoring Agreement.

On January 30, 2012, February 14, 2012, and February 29, 2012, the Company entered into the Second, Third and Fourth, respectively, Amendments to the Second Amended and Restated Factoring and Security Agreement with Panta and MMB, pursuant to which the parties agreed to amend that certain Second Amended and Restated Factoring and Security Agreement dated as of October 28, 2011, by and between Zoo Publishing, Panta and MMB. Pursuant to the amendments, MMB agreed to provide $175,000, $232,000, and $200,000, respectively, in additional funding to Zoo Publishing under the Factoring Agreement.  The additional funding bears interest at the lesser of 15% per annum, or the maximum rate permitted by law.

ZOO ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 9, 2012, the Company and MMB entered into the Loan Agreement pursuant to which MMB agreed to provide the Company with loans totaling approximately $4,381,000. These loans were granted: (i) to repay and satisfy all of Zoo’s obligations to MMB under the Second Amended and Restated Factoring and Security Agreement, dated as of October 28, 2011, as amended through February 29, 2012, and totaling approximately $1,831,000; (ii) for purposes of settling, at a discount, certain obligations to unsecured creditors of the Company (the “Existing Unsecured Claims”); and (iii) for working capital and other purposes permitted under the Loan Agreement. Under the Loan Agreement, the Company borrowed approximately $3,052,000 as of March 31, 2012, and may borrow additional amounts of up to approximately $1,329,000 through September 30, 2012, for purposes approved by MMB. The interest rate under the Loan Agreement is ten percent (10%) per annum, or eighteen percent (18%) per annum upon the occurrence of an event of default. The maturity date of the loans is March 31, 2014. The amounts under the Loan Agreement are secured by a first priority security interest (except to the extent subordinated by the Factoring Agreement) on all of the assets of the Company. At any time during the term of the Loan Agreement, MMB may convert all of the loan balance into the Company’s common stock at a conversion price of $0.40 per share. In connection with the Loan Agreement, the Company issued MMB immediately exercisable warrants to purchase up to 10,952,775 shares of its common stock at $0.40 per share, which warrants are exercisable through March 31, 2017. The Company has agreed to provide MMB with certain registration rights with respect to its common stock issued in connection with the Loan Agreement and the warrants. The Loan Agreement contains representations and warranties and affirmative and negative covenants, as negotiated by the parties to the agreement. The beneficial conversion feature of the borrowings under the Loan Agreement and the fair value of the warrants will result in the Company recording a deferred debt discount which will reduce the face amount of indebtedness down to $0 at the date of issuance. The discount will be amortized using the effective interest rate over the term that the borrowings are outstanding.

Debt Settlement

Subsequent to December 31, 2011 and through March 31, 2012, the Company entered into agreements providing for the settlement of approximately $10.0 million of Existing Unsecured Claims for approximately $854,000 in cash, approximately 2.5 million shares of the Company’s common stock, approximately $131,000 of inventory, and warrants to purchase 365,000 shares of common stock at an exercise price of $0.50 per share. Of the approximate 2.5 million shares agreed upon in these settlement arrangements, approximately 1.4 million were issued as of March 31, 2012, with a fair value of approximately $1.3 million based upon the closing price of the Company’s common stock on the date the shares were issued. The remaining 1.1 million shares are in the process of being issued. Of the approximate $10.0 million of Existing Unsecured Claims that were settled, approximately $7.9 million were classified as current liabilities and approximately $2.1 million were classified as long-term liabilities on the December 31, 2011 consolidated balance sheets.

