Form 10-Q
period 2012-03-31
Zoo Entertainment, Inc
filed 2012-05-21
CIK 1326652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission file number 001-34796

ZOO ENTERTAINMENT, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization )	71-1033391 (I.R.S. Employer Identification No.)

11258 Cornell Park Drive, Suite 608 Blue Ash, OH (Address of Principal Executive Offices)	45242 (Zip Code)

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

Yes ☐ No ☒

As of May 11, 2012, there were 9,892,757 shares of the Registrant’s common stock, par value $0.001 per share, issued and 9,879,754 shares outstanding.

ZOO ENTERTAINMENT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	MARCH 31,	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$49	$27
Accounts receivable and due from factor, net of allowances of $59 and $20 at March 31, 2012 and December 31, 2011, respectively	50	106
Inventory, net	–	131
Prepaid expenses and other current assets	209	183
Product development costs, net	1,502	1,410
Total current assets	1,810	1,857

Fixed assets, net	156	202
Other non-current assets	2	–
Total assets	$1,968	$2,059

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,742	$4,352
Financing arrangements	212	1,141
Accrued expenses and other current liabilities	3,741	6,289
Notes payable, current portion	945	1,137
Total current liabilities	7,640	12,919

Notes payable, non-current portion	410	1,540
Loan agreement, net of debt discount	1,443	–
Other long-term liabilities	213	781
Total liabilities	9,706	15,240

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, $0.001 par value, 3,500,000,000 shares authorized: 9,448,883 shares issued and 9,435,880 shares outstanding at March 31, 2012 and 8,024,438 shares issued and 8,011,435 shares outstanding at December 31, 2011	9	8
Additional paid-in capital	79,597	76,570
Accumulated deficit	(82,667)	(85,043)
Accumulated other comprehensive loss	(208)	(247)
Treasury stock, at cost, 13,003 shares at March 31, 2012 and December 31, 2011	(4,469)	(4,469)
Total stockholders’ deficit	(7,738)	(13,181)

Total liabilities and stockholders' deficit	$1,968	$2,059

See accompanying notes to condensed consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2012	2011

Revenue	$405	$3,781

Cost of goods sold	171	4,691
Gross profit (loss)	234	(910)

Operating expenses:

General and administrative	1,779	2,199
Selling and marketing	69	1,045
Research and development	–	461
Depreciation and amortization	31	453

Total operating expenses	1,879	4,158

Loss from operations	(1,645)	(5,068)

Gain on extinguishment of liabilities	4,169	–
Other expense	(18)	–
Interest expense, net	(130)	(498)

Income (loss) from operations before income taxes	2,376	(5,566)

Income taxes	–	–

Net income (loss)	2,376	(5,566)

Other comprehensive income, net of tax:
Net unrealized gain on pension benefit obligation	39	–

Net comprehensive income (loss)	$2,415	$(5,566)

Income (loss) per common share – basic and diluted:

Basic:
Income (loss) per share	$0.29	$(0.92)
Weighted average common shares outstanding – basic	8,094,900	6,067,488

Diluted:
Income (loss) per share	$0.20	$(0.92)
Weighted average common shares outstanding – diluted	11,958,197	6,067,488

See accompanying notes to condensed consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011

Operating activities:

Net income (loss)	$2,376	$(5,566)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Write-off of product development costs to research and development	–	461
Provision for returns and allowances	39	1,197
Depreciation and amortization	31	453
Amortization of product development costs and other write-offs	60	1,296
Stock-based compensation	79	106
Gain on extinguishment of liabilities	(4,169)	–
Loss on disposal of assets	18	–
Accretion of interest on financing facilities	39	–
Other changes in assets and liabilities:
Accounts receivable and due from factor, net	17	10,370
Inventory, net	–	139
Product development costs, net	(152)	(1,563)
Prepaid expenses and other current assets	(28)	211
Accounts payable	(430)	374
Accrued expenses and other liabilities	116	588
Net cash (used in) provided by operating activities	(2,004)	8,066

Investing activities:

Purchase of fixed assets	(3)	(13)
Net cash used in investing activities	(3)	(13)

Financing activities:

Net repayments in connection with purchase order and receivable financing facilities	–	(7,991)
Borrowings in connection with MMB Loan Agreement	3,052	–
Borrowings in connection with Panta and MMB financing facilities	857	–
Repayments in connection with Panta and MMB financing facilities	(1,831)	–
Repayments of notes payable	(49)	–
Net cash provided by (used in) financing activities	2,029	(7,991)

Net increase in cash	22	62

Cash at beginning of period	27	379

Cash at end of period	$49	$441

See accompanying notes to condensed consolidated financial statements.

ZOO ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(In thousands)

					Accumulated
	Common Stock				Other	Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	Cost	Total
Balance at December 31, 2011	8,024	$8	$76,570	$(85,043)	$(247)	13	$(4,469)	$(13,181)
Stock-based compensation	–	–	79	–	–	–	–	79
Common stock issued to satisfy liabilities	1,425	1	1,300	–	–	–	–	1,301

Issuance of warrants	–	–	1,648	–	–	–	–	1,648
Other comprehensive income	–	–	–	–	39	–	–	39
Net income	–	–	–	2,376	–	–	–	2,376
Balance at March 31, 2012	9,449	$9	$79,597	$(82,667)	$(208)	13	$(4,469)	$(7,738)

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

Zoo is a developer, publisher and distributor of interactive entertainment software for digital distribution channels. The Company began phasing out its retail business during 2011. Zoo’s digital business focuses on bringing fresh, innovative content to digital distribution channels and mobile devices. The Company operates indiePub (www.indiePub.com), an innovative content creation site that is designed to unearth content for future development and eventual publication. indiePub intends to release a unique distribution platform that will allow anyone to sell and monetize apps.

The Company is currently developing and/or publishing downloadable games for “connected services” including, Microsoft’s Xbox Live Arcade (XBLA), Sony’s PlayStation Network (PSN), Facebook, PC/Mac, iOS and Android devices.

As of March 31, 2012, the Company operated in one segment in the United States with a focus on developing, publishing and distributing interactive entertainment software in North American and international markets.

Unless the context otherwise indicates, the use of the terms “we,” “our” or “us” refer to the Company and its operating subsidiaries, Zoo Games, Inc., Zoo Publishing, Inc., and indiePub, Inc.

NOTE 2.  GOING CONCERN

These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $82.7 million as of March 31, 2012. In addition, the Company has a history of negative cash flows from operating activities. As of March 31, 2012, the Company’s working capital deficit was approximately $5.8 million. Given the Company’s history of net losses and generating negative cash flows from operating activities, combined with its shift to a new digital sales strategy, there can be no assurance that it will be able to generate positive cash flows from operations, nor can the Company predict whether it will have sufficient cash from operations to meet its financial obligations for the 12-month period beginning April 1, 2012, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on, among other factors, the following significant short-term actions: (i) its ability to generate cash flow from operations sufficient to maintain its daily business activities; (ii) its ability to reduce expenses and overhead; (iii) its ongoing ability to renegotiate certain obligations; and (iv) its ability to raise additional capital. Management’s active efforts in this regard include negotiations with certain vendors to satisfy cash obligations with non-cash assets or equity, reductions of headcount and overhead obligations, and the development of strategies to convert other non-cash assets into cash. There can be no assurance that all or any of these actions will be met with success.

On March 9, 2012, the Company and MMB Holdings LLC (“MMB”) entered into a Loan and Security Agreement (the “Loan Agreement”) pursuant to which MMB agreed to provide the Company with loans totaling $4,381,110. These loans were granted: (i) to repay and satisfy all of Zoo’s obligations to MMB under the Second Amended and Restated Factoring and Security Agreement, dated as of October 28, 2011, as amended through February 29, 2012, and totaling $1,831,110; (ii) for purposes of settling, at a discount, certain obligations to unsecured creditors of the Company (the “Existing Unsecured Claims”); and (iii) for working capital and other purposes permitted under the Loan Agreement. Through March 31, 2012, the Company had drawn down an additional approximate $1.2 million primarily for payment of the settlement agreements. At March 31, 2012, the Company had borrowed approximately $3,052,000 of the available loans and may borrow additional amounts of up to approximately $1,329,000 through September 30, 2012, for purposes approved by MMB. The interest rate under the Loan Agreement is ten percent (10%) per annum, or eighteen percent (18%) per annum upon the occurrence of an event of default. The maturity date of the loans is March 31, 2014. The amounts under the Loan Agreement are collateralized by a first priority security interest (except to the extent subordinated by the Factoring Agreement) on all of the assets of the Company. MMB is controlled by David E. Smith, a former director of the Company, and Jay A. Wolf, Executive Chairman of the Board of Directors of the Company.

Utilizing proceeds from the Loan Agreement, the Company entered into agreements providing for the settlement of approximately $9.7 million of liabilities owed to certain of its unsecured creditors for approximately $854,000 in cash, approximately 2.5 million shares of the Company’s common stock, approximately $131,000 of inventory, and warrants to purchase 365,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Company concluded that these settlements constituted a troubled debt restructuring. As of March 31, 2012, approximately $6.1 million of the settlements were finalized for approximately $587,000 cash and the issuance of approximately 1.4 million shares of the Company’s common stock valued at approximately $1.3 million on the date of grant, resulting in a gain of approximately $4.2 million, or $0.51 per basic common share, and $0.35 per diluted common share. The Company anticipates it will finalize the remaining agreements during the second quarter of 2012.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s management discussion and analysis contained elsewhere herein and the consolidated financial statements for the year ended December 31, 2011 filed with the SEC on April 16, 2012. The Company’s results for the three months ended March 31, 2012 might not be indicative of the results for the full year or any future period.

The condensed consolidated financial statements of the Company include the accounts of Zoo Games, Inc. and its wholly-owned subsidiaries, Zoo Publishing, Inc. (and its wholly-owned subsidiary, indiePub, Inc.) and Zoo Entertainment Europe Ltd. All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates affecting the condensed consolidated financial statements that are particularly significant include: the recoverability of product development costs; the adequacy of allowances for returns, price concessions and doubtful accounts; valuation allowances related to tax assets, and; the valuation of equity instruments. Estimates are based on historical experience, where applicable, or other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

Concentration of Credit Risk

The Company maintains cash balances at what it believes are several high quality financial institutions. While the Company attempts to limit credit exposure with any single institution, balances at times exceed Federal Deposit Insurance Corporation insurable amounts.

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

During the first three months of 2012, the Company derived the majority of its revenue through the recognition of royalties under its sales and distribution agreement with AEG. For the three months ended March 31, 2011, the Company’s five largest ultimate customers accounted for approximately 71% (of which the following customers constituted balances greater than 10%: customer A – 24%; customer B – 14%; customer C – 14%; and customer D – 13%) of net revenue. During the three months ended March 31, 2012 and 2011, the Company sold $0 and approximately $9.7 million, respectively, of receivables to its factors with recourse. The factored receivables were $0 of the Company’s accounts receivable and due from factor, net, as of March 31, 2012 and December 31, 2011, respectively. The Company regularly reviews its outstanding receivables for potential bad debts and has had no history of significant write-offs due to bad debts.

Reclassifications

The accompany condensed consolidated financial statements for the three months ended March 31, 2011 contain certain reclassifications to conform to the current year presentation.

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

At each balance sheet date, or earlier if an indicator of impairment exists, the Company evaluates the recoverability of capitalized prepaid product development costs, development payments and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis, and charges any amounts that are deemed unrecoverable to cost of goods sold if the product has already been released. If the product development process is discontinued prior to completion, any prepaid unrecoverable amounts are charged to research and development expense. During the three months ended March 31, 2012 and 2011, the Company wrote off approximately $0 and $461,000, respectively, of expense relating to costs incurred for the development of games that were abandoned during that period, which amount was recorded in research and development expense in the condensed consolidated statements of operations and comprehensive income (loss). The Company uses various measures to estimate future revenues for its product titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

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

Certain licensing fees are capitalized on the condensed consolidated balance sheets in prepaid expenses and are amortized as royalties in cost of goods sold, on a title-by-title basis, at a ratio of current period revenues to the total revenues expected to be recorded over the remaining life of the title. Similar to product development costs, the Company reviews its sales projections quarterly to determine the likely recoverability of its capitalized licenses as well as any unpaid minimum obligations. When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based. In addition, the Company reviews licenses that contain guaranteed minimum payments and records expense to cost of goods sold for any unearned guaranteed minimum amounts that become payable to licensors.

Fixed Assets

Fixed assets, consisting primarily of office equipment and furniture and fixtures, are stated at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Property and equipment are depreciated on a straight-line basis over the estimated useful life of the assets. Office equipment and furniture and fixtures are depreciated over five years, computer equipment and software are generally depreciated over three years, and leasehold improvements are depreciated over the shorter of the related lease term or seven years. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and any gain or loss is recognized as a component of operating income or loss in the condensed consolidated statements of operations and comprehensive income (loss).

Revenue Recognition

The Company earns its revenue from the sale of interactive software titles developed by and/or licensed from third party developers. The Company recognizes such revenue upon the transfer of title and risk of loss to its customers. Accordingly, the Company recognizes revenue for software titles when there is: (i) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order; (ii) the product is delivered; (iii) the selling price is fixed or determinable; (iv) collection of the customer receivable is deemed probable; and (v) the Company does not have any continuing obligations. Historically, the Company’s payment arrangements with customers typically provided net 30- and 60-day terms. Advances received from customers were deferred and reported on the Company’s condensed consolidated balance sheets under the caption accrued expenses and other current liabilities. Under the Company’s current distribution agreement, payments for cost of goods sold, plus a per-unit tech fee which represents an unearned advance against future royalties, are due to the Company within three to five business days of shipment of the goods. The cost of goods sold portion is recognized as revenue at the time of sale, while the per-unit unearned advance on royalties is deferred until such time that the Company receives information from its distributor that allows it to conclude that all components of the earnings process have been completed. Under the Company’s current sub-publishing and distribution agreement, the Company receives payments for per-unit advances based upon the manufacture, sale and sell-through of the Company’s product. These per-unit advances are deferred until such time that the Company receives information from its distributor that allows it to conclude that all components of the earnings process have been completed. Unearned advances are included in the caption accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. The Company utilizes digital platform operators, such as Apple and Microsoft, for the sale of certain of its digital games. The Company records revenue as downloads of the Company’s games are reported.

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

Significant management judgments and estimates were made and used in connection with establishing the allowance for returns and price concessions in any accounting period. The Company believed it could make reliable estimates of returns and price concessions. However, actual results could differ from initial estimates as a result of changes in circumstances, market conditions and assumptions. Adjustments to estimates were recorded in the period in which they became known.

The Company does not anticipate returns or price concessions under its new digital strategy.

Equity-Based Compensation

The Company issued options to purchase shares of common stock of the Company to a director during the three months ended March 31, 2011. Stock option grants vest over periods ranging from immediately to four years and expire within ten years of issuance. Stock options that vest in accordance with service conditions amortize over the applicable vesting period using the straight-line method.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of the Company’s stock price and estimated exercise behavior. The Company used the current market price to determine the fair value of the stock price for the March 8, 2011 grant.

In February 2012, David Fremed, Zoo’s former Chief Financial Officer, separated service with the Company. In recognition of his service to the Company, the Board of Directors approved a modification to Mr. Fremed’s vested stock options which allowed the options to remain exercisable through April 15, 2013. Without such modification, the options would have expired 90 days after Mr. Fremed’s separation of service with the Company. For the stock option modification, the Company used the current market price to determine the fair value of the stock price as of the modification date. The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants and modifications:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.19%	2.22%
Expected stock price volatility	135.3%	60.0%
Expected term until exercise (years)	1	5
Expected dividend yield	None	None

For the three months ended March 31, 2011, the Company estimated the implied volatility for publicly traded options on its common shares as the expected volatility assumption required in the Black-Scholes option-pricing model. The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility. Commencing with the second quarter of 2011, the Company began using a volatility calculation based upon its own daily stock price, as a more representative sample was available after its July 2010 stock offering and transfer to the NASDAQ stock market.

Income (Loss) Per Share

Basic income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. A 2010 restricted stock grant, of which 60,927 and 132,930 shares were unvested as of March 31, 2012 and 2011, respectively, was excluded from the basic EPS calculation. Diluted EPS is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants and options outstanding during the same period, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The Company accounts for convertible loans using the “if converted” method. Under this method, the convertible loans are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion of price of $0.40 per share, and interest expense, net of taxes, related to the convertible loans is added back to net income. For the three months ended March 31, 2012, this resulted in the inclusion of an additional 1,858,451 shares outstanding for the period and the add back of approximately $57,000 of interest expense to net income. The Company incurred a net loss for the three-month period ended March 31, 2011, therefore the diluted net loss per share is the same as basic loss per share.

	(Amounts in Thousands except per share data)
	Three months	Three months
	ended	ended
Basic income (loss) per share computation	March 31, 2012	March 31, 2011
Numerator:
Net income (loss)	$2,376	$(5,566)

Denominator:
Weighted average common shares outstanding	8,095	6,067

Basic income (loss) per common share	$0.29	$(0.92)

Diluted income (loss) per share computation
Numerator:
Net income (loss)	$2,376	$(5,566)
Interest expense on convertible securities, net of taxes of $0	57	–
Net income (loss) applicable to common shares	$2,433	$(5,566)

Denominator:
Weighted average common shares outstanding	8,095	6,067
Convertible Loan Agreement	1,858	–
Warrants	2,005	–
Adjusted weighted shares and assumed conversions	11,958	6,067

Diluted income (loss) per common share	$0.20	$(0.92)

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

The Company follows the provisions of FASB Accounting Standards Codification Topic 740 regarding the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. As of March 31, 2012, the Company believes it does not have any material unrecognized tax liability from tax positions taken during the current or any prior period. In addition, as of March 31, 2012, tax years 2008 through 2011 remain within the statute of limitations and are subject to examination by tax jurisdictions. The Company’s policy is to recognize any interest and penalties accrued on unrecognized tax benefits as part of income tax expense.

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

As of March 31, 2012 and December 31, 2011, the carrying value of cash, accounts receivable and due from factor, inventory, prepaid expenses, accounts payable, accrued expenses, due to factor, and advances from customers were reasonable estimates of the fair values because of their short-term maturity. The carrying value of financing arrangements and notes payable are reasonable estimates of fair value because interest rates closely approximate market rates.

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

NOTE 4. INVENTORY, NET

Inventory consisted of:

	(Amounts in Thousands)
	March 31,	December 31,
	2012	2011
Finished products	$–	$12
Parts & supplies	–	119
Totals	$–	$131

The Company utilized its remaining catalogue inventory of approximately $131,000 as partial settlement of a vendor obligation in March 2012.

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	March 31,	December 31,
	2012	2011
Prepaid royalties	$76	$76
Other	133	107
Totals	$209	$183

NOTE 6. PRODUCT DEVELOPMENT COSTS, NET

The Company’s capitalized product development costs for the three months ended March 31, 2012 were as follows (amounts in thousands):

Product development costs, net - December 31, 2011	$1,410
New product development costs incurred	152
Amortization of product development costs	(60)
Product development costs, net – March 31, 2012	$1,502

Amortization of product development costs for the three months ended March 31, 2012 and 2011 was approximately $60,000 and $1.2 million, respectively. In addition, for the three months ended March 31, 2011, approximately $461,000 of product development costs were written off to research and development expense. There were no such write-offs during the comparable 2012 period.

NOTE 7. CREDIT AND FINANCING ARRANGEMENTS AND LOAN AGREEMENT

The Company used Purchase Order Financing and Receivable Financing through June 2011. In June 2011, the Company terminated those financing arrangements and entered into a Limited Recourse Agreement which remained in effect through the balance of 2011 and into 2012. In March 2012, the Company and MMB Holdings LLC (“MMB”) entered into a Loan Agreement which replaced a portion of the Limited Recourse Agreement. The Company’s various credit and financing arrangements are described below.

Purchase Order Financing

Zoo Publishing previously utilized purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacture of video game products. Under the terms of the Company’s agreement (the “Assignment Agreement”), the Company assigned purchase orders received from customers to Wells Fargo, and requested that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which could accept or decline the assignment of specific purchase orders, retained the Company to manufacture, process and ship ordered goods, and paid the Company for its services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigned the applicable purchase order to the Company.  Wells Fargo was not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeded $5,000,000.  The Assignment Agreement was for an initial term of 12 months, and continued thereafter for successive 12 month renewal terms unless either party terminated the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement was renewed for one or more 12 month terms, for each such 12 month term, the Company would pay to Wells Fargo a commitment fee, paid on the earlier of the anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees were subject to waiver if certain product volume requirements were met. On June 24, 2011, Zoo Publishing, the Company and Wells Fargo entered into a Termination Agreement.  Pursuant to the Termination Agreement, the Company paid off the balance due of approximately $148,000 and paid $50,000 in full satisfaction of the commitment fee.  The commitment fee was included in general and administrative expenses at that date in the condensed consolidated statements of operations and comprehensive income (loss).  Wells Fargo released all security interests that they and their predecessors held in the Company.

There were no amounts outstanding as of March 31, 2012 and December 31, 2011. The effective interest rate on advances was 5.25% as of the termination date. The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and were approximately $0 and $49,000 for the three months ended March 31, 2012 and 2011, respectively.

Receivable Financing

Zoo Publishing previously utilized a factoring agreement, as amended (the “Original Factoring Agreement”) with Working Capital Solutions, Inc. (“WCS”) for the approval of credit and the collection of proceeds from a portion of its sales. Under the terms of the Original Factoring Agreement, the Company sold its receivables to WCS, with recourse.  WCS, in its sole discretion, determined whether or not it would accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable was accepted by WCS, WCS provided funding subject to the terms and conditions of the Original Factoring Agreement.  The amount remitted to the Company by WCS equaled the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less a reserve percentage (which amount was 30% at the termination of the agreement) which was deposited into a reserve account established pursuant to the Original Factoring Agreement, less allowances and fees.  In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, WCS could require the receivable to be repurchased by the Company in accordance with the Original Factoring Agreement.  The amounts to be paid by the Company to WCS for any accepted receivable included a factoring fee for each ten (10) day period the account was open (which fee was 0.56% at the termination of the agreement).  Since WCS acquired the receivables with recourse, the Company recorded the gross receivables including amounts due from its customers to WCS and it recorded a liability to WCS for funds advanced to the Company from WCS. On June 24, 2011, the Company terminated its agreement with WCS (the “WCS Termination Agreement”).

During the three months ended March 31, 2012 and 2011, the Company sold $0 and approximately $9.7 million, respectively, of receivables to WCS with recourse.  At March 31, 2012 and December 31, 2011, accounts receivable and due from factor were $0 and there were no advances outstanding to the Company as of March 31, 2012 or December 31, 2011.  The interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and were $0 and approximately $449,000 three months ended March 31, 2012 and 2011, respectively.

Limited Recourse Agreement

On June 24, 2011, in connection with the WCS Termination Agreement, WCS agreed to assign all of its rights, title and interest in and to the Original Factoring Agreement and all Collateral to Panta Distribution, LLC (“Panta”) pursuant to a Limited Recourse Agreement, dated as of June 24, 2011 (the “Limited Recourse Agreement”). On June 24, 2011, the Company and Panta also entered into an Amended and Restated Factoring and Security Agreement (the “New Factoring Agreement”), pursuant to which the Company agreed to pay Panta all outstanding indebtedness under the Limited Recourse Agreement and to sell to Panta its accounts receivable with recourse. Simultaneously with the assignment and sale of the accounts receivable, Panta agreed to provide funding to Zoo Publishing of up to $2.0 million and the Company was required to repay Panta $2,797,000 by December 31, 2011, which included amounts borrowed plus interest earned. On July 14, 2011, Zoo Publishing entered into the First Amendment to Amended and Restated Factoring and Security Agreement (the “Amendment”) with Panta, pursuant to which the parties agreed to amend the New Factoring Agreement to increase the amount of credit available under the New Factoring Agreement by $850,000, to increase the amount due to Panta by approximately $1.2 million and to amend certain other terms and conditions of the New Factoring Agreement, including the timing of the minimum installment payment schedule. All amounts borrowed under the Amendment were required to be repaid by December 4, 2011, which amounts included total actual borrowings of approximately $2.6 million and accrued interest of approximately $1.2 million. On October 7, 2011, the Company was notified by Panta that it was in default of the New Factoring Agreement and Amendment by failing to meet the minimum repayments required under the agreements, by the unauthorized forgiveness of certain accounts receivable owed by a customer in violation of the terms of the agreements, and by the existence of a material adverse affect due to the Company’s inability to meet its debts as such debts became due. Accordingly, as required by the terms of the agreements, the Company accelerated all amounts owed to Panta at that date to currently due and payable, which included default interest at a rate of fifteen percent (15%) per annum.

On October 28, 2011, Zoo Publishing entered into the Second Amended and Restated Factoring and Security Agreement (the “Second New Factoring Agreement”) with Panta and MMB, pursuant to which the parties agreed to amend the New Factoring Agreement, to reflect the assignment by Panta to MMB of documents and accounts, including related collateral security, under the New Factoring Agreement, and to amend certain other terms and conditions of the New Factoring Agreement. In connection with the Second New Factoring Agreement, Panta agreed to assign all of its rights, title and interest in and to the New Factoring Agreement to MMB, as agent for itself and Panta, pursuant to a Limited Recourse Assignment, dated as of October 28, 2011 (the “Limited Recourse Assignment”), for a purchase price of $850,000. Panta retained an interest in the principal amount of approximately $186,000 (together with interest and fees accruing thereon), owed by Zoo Publishing under the New Factoring Agreement.  Under the Second New Factoring Agreement, MMB, as agent for itself and Panta, agreed to temporarily forbear from exercising certain of its rights under default provisions therein until the earlier of November 11, 2011, or the occurrence of an additional default or breach by Zoo Publishing, unless otherwise waived by MMB. All default interest accrued to date became payable to MMB and the Company accrued interest at the default interest rate of 15% per annum on amounts outstanding to MMB and Panta. Pursuant to the Second New Factoring Agreement, Zoo Publishing agreed to make scheduled repayments to MMB, as agent for itself and Panta, with respect to obligations owed by Zoo Publishing beginning November 4, 2011 and through December 4, 2011 in the cumulative principal amount owed of approximately $1,036,000.  The Second New Factoring Agreement terminates upon the later of: (i) the collection by MMB of all of the Purchased Accounts (as defined in the Second New Factoring Agreement); and (ii) the collection by Panta of approximately $1,036,000 net of all Incurred Expenses (as defined in the Second New Factoring Agreement). Zoo Publishing granted MMB a first priority security interest in certain of its assets as set forth in the Second New Factoring Agreement. MMB is controlled by David E. Smith, a former director of the Company, and Jay A. Wolf, Executive Chairman of the Board of Directors of the Company.

On January 5, 2012, January 30, 2012, February 14, 2012, and February 29, 2012, the Company entered into the First, Second, Third and Fourth, respectively, Amendments to the Second Amended and Restated Factoring and Security Agreement with Panta and MMB, pursuant to which the parties agreed to amend that certain Second Amended and Restated Factoring and Security Agreement dated as of October 28, 2011, by and between Zoo Publishing, Panta and MMB. Pursuant to the amendments, MMB agreed to provide $250,000 (less legal fees of $75,000), $175,000, $232,000, and $200,000, respectively, in additional funding to Zoo Publishing under the Factoring Agreement.  The additional funding bore interest at the lesser of fifteen percent (15%) per annum, or the maximum rate permitted by law.

On March 9, 2012, the amounts due to MMB were repaid utilizing borrowings under the Loan Agreement (as described below). Borrowings and accrued interest owed to Panta in the amount of approximately $212,000 remained outstanding as of March 31, 2012.

Loan Agreement

On March 9, 2012, the Company and MMB entered into the Loan Agreement, pursuant to which MMB agreed to provide the Company with loans totaling approximately $4,381,110. These loans were granted: (i) to repay and satisfy all of Zoo’s obligations to MMB under the Second Amended and Restated Factoring and Security Agreement, dated as of October 28, 2011, as amended through February 29, 2012, and totaling approximately $1,831,110; (ii) for purposes of settling, at a discount, certain obligations to unsecured creditors of the Company (the “Existing Unsecured Claims”); and (iii) for working capital and other purposes permitted under the Loan Agreement. On March 9, 2012, the Company borrowed approximately $583,000 under the Loan Agreement to finalize certain of the Existing Unsecured Claims. On March 13, 2012, the Company borrowed an additional $638,000 to make payments on Existing Unsecured Claims that were not fully completed at March 31, 2012. As of March 31, 2012, borrowings under the Loan Agreement were approximately $3,052,000. The Company may borrow additional amounts of up to approximately $1,329,000 through September 30, 2012, for purposes approved by MMB. The interest rate under the Loan Agreement is ten percent (10%) per annum, or eighteen percent (18%) per annum upon the occurrence of an event of default. At March 31, 2012, approximately $18,000 of interest expense was recorded and included in the caption accrued expenses and other liabilities in the condensed consolidated balance sheets. The maturity date of the loans is March 31, 2014. The amounts under the Loan Agreement are collateralized by a first priority security interest (except to the extent subordinated by the Factoring Agreement) on all of the assets of the Company. At any time during the term of the Loan Agreement, MMB may convert all of the loan balance into the Company’s common stock at a conversion price of $0.40 per share. In connection with the Loan Agreement, the Company issued MMB immediately exercisable warrants to purchase up to 10,952,775 shares of its common stock at $0.40 per share, which warrants are exercisable through March 31, 2017. The Company has agreed to provide MMB with certain registration rights with respect to its common stock issued in connection with the Loan Agreement and the warrants. The Loan Agreement contains representations and warranties and affirmative and negative covenants, as negotiated by the parties to the agreement. The Company utilized the Black-Scholes model to value the warrant, which amount was approximately $1.6 million. For purposes of determining the fair value, the Company applied a marketability discount to the fair value of the Company’s stock. The fair value of the warrants issued in connection with the Loan Agreement resulted in the Company recording a deferred debt discount, which reduced the face amount of the indebtedness to $1.4 million at the date of issuance. The deferred debt discount is amortized into interest expense over the term that the borrowings are outstanding utilizing the effective interest method. At March 31, 2012, approximately $39,000 of interest expense was recorded, which amount was applied against the deferred debt discount. The Company evaluated the accounting guidance provided by ASC 470-25 to determine if a value should be applied to the conversion feature contained within the Loan Agreement. For purposes of determining the fair value, the Company considered the potentially dilutive effect of the warrants and applied a marketability discount to the fair value of the Company’s stock. Based upon this analysis, the fair value of the stock was less than the conversion price, therefore the Company assigned no value to the conversion feature.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(Amounts in Thousands)
	March 31,	December 31,
	2012	2011

Operating expenses	$1,265	$1,078
Product development costs	300	600
Due to customers	807	413
Unearned advances	410	791
Royalties	941	3,344
Interest	18	63
Totals	$3,741	$6,289

NOTE 9. NOTES PAYABLE

Outstanding notes payable are as follows:

	(Amounts in Thousands)
	March 31,	December 31,
	2012	2011
2.95% note due June 2012, assumed from Zoo Publishing acquisition	$–	$184
Obligation arising from Zoo Publishing acquisition	600	600
New World IP, LLC Note	–	1,100
Zen Factory Group, LLC Promissory Notes	755	793
Total	1,355	2,677
Less current portion	945	1,137
Non-current portion	$410	$1,540

In March 2012, the Company completed a settlement agreement for the extinguishment of a note that was originally entered into for the purchase of treasury stock from a former employee. During the quarter, the Company made payments against the note of approximately $11,000. The Company recorded a gain on the settlement of approximately $173,000.

In conjunction with a May 2011 separation agreement with Zoo Publishing’s former President, $620,000 due to Mr. Rosenbaum from the acquisition of Zoo Publishing, Inc. was converted from a current obligation recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets at the date of agreement, to a non-interest-bearing note payable. At March 31, 2012, $190,000 of the amount due was classified as current and $410,000 was classified as non-current. Payments of $10,000 per month were due beginning July 2011, with a final payment of all remaining unpaid amounts due October 2013. The Company has entered into a settlement agreement to provide Mr. Rosenbaum with a cash payment and 220,745 shares of the Company’s common stock for the extinguishment of the note. It is anticipated that this transaction will be completed in the second quarter of 2012.

In March 2012, the Company consummated a settlement agreement with New World IP, LLC, whereby a note payable to New World IP, LLC in the amount of $1.1 million and a long-term liability of approximately $532,000 were satisfied by the payment of approximately $176,000 cash and the issuance of 500,000 shares of the Company’s common stock, valued at $550,000 at the date of issuance.

In August 2011, the Company converted its outstanding obligation to Zen Factory Group, LLC into two promissory notes. The first note in the amount of $435,000 required principal payments of $35,000 every two weeks, commencing September 1, 2011, with a final payment of $15,000 due March 1, 2012. Total interest of $35,000 on the note was also due March 1, 2012. At January 1, 2012, the amount outstanding under this note was $365,000. The second note payable in the amount of $428,000 bore interest at a 10% per annum rate commencing January 1, 2012. The principal and interest were due in a lump sum payment on December 31, 2012. During the first quarter of 2012, the Company entered into an agreement to settle the unpaid obligation for approximately $82,000 cash and 268,551 shares of the Company’s common stock. The Company allocated approximately $38,000 of the payment towards principal repayments and the remainder towards repayment of interest. At the date when the Company completes the issuance of the shares of common stock, it will extinguish the remaining note payable and record a gain on the transaction.

NOTE 10. INCOME TAXES

The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. For the three months ended March 31, 2012, a federal income tax expense recorded at a 34% rate against the Company’s income for the period was offset fully by a decrease in the Company’s valuation allowance against its deferred tax assets. Realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income, the timing and amounts of which, if any, are uncertain. Based on the Company’s history of operating losses and the uncertainty surrounding the Company’s ability to generate future income, the Company was unable to conclude that it is more likely than not that the deferred tax assets will be realized. Accordingly, the Company has recorded a valuation allowance against substantially all of its deferred tax assets at March 31, 2012 and December 31, 2011.

The Company paid approximately $0 and $8,000 to various state jurisdictions for income taxes during the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company had approximately $1.2 million of available capital loss carryforwards which expire in 2013. A valuation allowance of approximately $416,000 has been recognized to offset the deferred tax assets related to these carryforwards. If the Company is able to utilize the carryforwards in the future, the tax benefit of the carryforwards will be applied to reduce future capital gains of the Company.

As of March 31, 2012, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $26.3 million. This amount included approximately $1.6 million of acquired NOLs which cannot be immediately utilized as a result of statutory limitations. As a result of such statutory limitations, the Company will only be able to utilize approximately $160,000 of NOL and capital loss carryforwards per year. The federal NOL carryforwards will begin to expire in 2028. The Company has state NOL carryforwards of approximately $24.0 million which will be available to offset taxable state income during the carryforward period. The state NOL carryforwards will begin to expire in 2031.

NOTE 11. STOCKHOLDERS’ DEFICIT AND STOCK-BASED COMPENSATION ARRANGEMENTS

The Company has authorized 3,500,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001 as of March 31, 2012.

Common Stock

As of March 31, 2012, there were 9,448,883 shares of common stock issued and 9,435,880 shares of common stock outstanding.

In March 2012, in conjunction with the settlement of certain obligations, the Company issued 1,424,445 shares of common stock valued at approximately $1.3 million.

On February 11, 2010, the Board of Directors approved the issuance of 281,104 shares of restricted common stock to various members of the Board of Directors. The fair value of the restricted common stock grants was determined to be $397,000, based on the price of the Company’s equity raise in the fourth quarter of 2009 and a marketability discount. The Company expensed approximately $25,000 during each of the three-month periods ending March 31, 2012 and 2011. The remaining balance as of March 31, 2012 of approximately $87,000 will be expensed throughout the remaining vesting period of the restricted common stock grants until February 2013.

The following table summarizes the activity of non-vested restricted stock:

Non-vested shares at December 31, 2011	77,543
Shares granted	–
Shares forfeited	–
Shares vested	(16,616)
Non-vested shares at March 31, 2012	60,927

Preferred Stock

As of March 31, 2012 and December 31, 2011, there were no shares of preferred stock issued or outstanding.

Stock-based Compensation Arrangements

The Zoo Entertainment, Inc. 2007 Employee, Director and Consultant Stock Plan, as amended, (the “2007 Plan”) provides for the issuance of shares of common stock in connection with the issuance of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), grants of common stock, or stock-based awards. Under the terms of the 2007 Plan, the options expire no later than ten years from the date of grant in the case of ISOs (five years in the case of ISOs granted to a 10% owner), as set forth in each option agreement in the case of NQSOs, or earlier in either case in the event a participant ceases to be an employee, director or consultant of the Company. The grants vest over periods ranging from immediately to four years. A total of 1,208,409 shares of common stock may be issued under the 2007 Plan.

In March 2012, in conjunction with a separation agreement with the Company’s former Chief Financial Office, the Company’s Board of Directors agreed to extend the term of all vested stock options of the Chief Financial Officer until April 15, 2013. Without such modification, the options would have expired 90 days after the date of separation from the Company. The modification to the stock option awards resulted in incremental expense of approximately $13,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive income (loss) at that date, as the options were fully vested and no further service was required from the former employee.

On March 8, 2011, the Company granted options to purchase 42,138 shares of common stock to a newly-appointed director at an exercise price of $3.86 per share, pursuant to the 2007 Plan.

A summary of the status of the Company’s outstanding stock options as of March 31, 2012 and changes during the period is presented below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2011	1,155,883	$3.64
Granted	–	$–
Forfeited and expired	(29,441)	$2.68
Outstanding at March 31, 2012	1,126,442	$3.67
Options exercisable at March 31, 2012	1,012,681	$3.80

The following table summarizes information about outstanding stock options at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1,548.00	219	3.6	$1,548.00	219	$1,548.00
$1,350.00	235	6.5	$1,350.00	235	$1,350.00
$912.00	1,171	6.5	$912.00	1,171	$912.00
$180.00	1,250	6.8	$180.00	1,250	$180.00
$5.50	25,000	6.4	$5.50	10,750	$5.50
$3.86	42,138	8.9	$3.86	33,035	$3.86
$2.46	304,657	5.3	$2.46	273,249	$2.46
$1.56	76,500	7.6	$1.56	17,500	$1.56
$1.50	675,272	6.0	$1.50	675,272	$1.50
$1.50 to $1,548.00	1,126,442	6.0	$3.67	1,012,681	$3.80

The following table summarizes the activity of non-vested outstanding stock options:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Non-vested shares at December 31, 2011	229,646	$3.01	8.9
Options granted	–	$–
Options vested	(104,316)	$3.57
Options forfeited or expired	(11,569)	$3.05
Non-vested shares at March 31, 2012	113,761	$2.49	8.8

As of March 31, 2012, there was approximately $218,000 of unrecognized compensation costs related to non-vested stock option and restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.1 years.

At March 31, 2012, there were 1,060,270 shares available for issuance under the 2007 Plan.

The intrinsic value of options outstanding at March 31, 2012 was $0.

Warrants

As of March 31, 2012, there were 12,222,843 warrants outstanding with terms expiring through 2017, of which all are currently exercisable.

On March 9, 2012, in conjunction with the MMB Loan Agreement, the Company issued to MMB a warrant to purchase 10,952,775 shares of the Company’s common stock at a price of $0.40 per share. The warrants were immediately exercisable and expire on March 31, 2017. The Company valued the warrants at approximately $1.6 million at the date of grant.

A summary of the status of the Company’s outstanding warrants as of March 31, 2012 and changes during the period then ended are presented below:

	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2011	1,270,068	$6.82
Granted	10,952,775	$0.40
Exercised	–	$–
Outstanding at March 31, 2012	12,222,843	$1.07
Warrants exercisable at March 31, 2012	12,222,843	$1.07

The following table summarizes information about outstanding warrants at March 31, 2012:

	Warrants Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$1,704.00	2,383	1.3	$1,704.00
$1,278.00	531	1.3	$1,278.00
$180.00	12,777	2.4	$180.00
$6.00	6,818	1.3	$6.00
$1.96	803,355	1.8	$1.96
$0.40	10,952,775	5.0	$0.40
$0.01	444,204	2.7	$0.01
$0.01 to $1,704.00	12,222,843	4.7	$1.07

NOTE 12. INTEREST EXPENSE

	(Amounts in Thousands)
	Three Months Ended March 31,
	2012	2011
Interest on various notes	$27	$–
Interest arising from amortization of deferred debt discount	39	–
Interest on financing arrangements	64	498
Total interest expense	$130	$498

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2012 and 2011 is as follows:

	(Amounts in Thousands)
	Three Months Ended March 31,
	2012	2011
Supplemental Data:
Cash paid for interest	$215	$721
Cash paid for income taxes	$–	$8

Supplemental schedule of non-cash investing and financing activities:
Exchange of inventory in partial satisfaction of outstanding obligation	$131	$–
Issuance of common stock in partial satisfaction of liabilities	$1,301	$–

NOTE 14. DEFINED BENEFIT PENSION PLAN

The Company maintains a defined benefit pension plan for employees from Zoo Publishing, Inc.’s predecessor, Destination Software, Inc.  Effective December 31, 2007, the plan was frozen and benefits ceased to accrue; therefore, only participants’ service and earnings prior to that date were used by the actuary to determine the expected employee benefits. The Company’s funding policy is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). The assets of the Company-sponsored plan are invested in mutual funds, cash, money market accounts and certificates of deposits. In accordance with the recognition and disclosure provisions of ASC 715-30 “Defined Benefit Plans – Pension,” the Company recognizes the funded status of the Company’s retirement plan on the condensed consolidated balance sheets.

The following table sets forth the retirement trust’s approximate benefit obligations, fair value of the plans assets, and funded status for the defined benefit pension plan for the three months ended March 31, 2012.

Change in benefit obligation
Benefit obligation at January 1, 2012	$1,148,107
Service cost	–
Interest cost	14,351
Actuarial gain	–
Disbursements	–
Benefit obligation at March 31, 2012	$1,162,458
Change in plan assets
Fair value of plan assets at January 1, 2012	$899,328
Employer contributions	–
Benefit payments	–
Actual return on assets	49,835
Fair value of plan of assets at March 31, 2012	$949,163
Funded status	$(213,295)

The amount unfunded as of December 31, 2011 was approximately $249,000.

Net periodic pension cost for the period January 1, 2012 through March 31, 2012 consists of the following:

Service costs	$–
Interest costs	14,351
Expected return on assets	(13,495)
Amortization costs	2,763
Net periodic pension cost	$3,619

Actuarial assumptions are described below:

Discount rate	5.00%
Expected long-term rate of return on plan assets	6.00%
Rate of compensation increase	0.00%

Amounts recognized in the condensed consolidated balance sheet as of March 31, 2012:

Non-current liabilities	$213,295

Amounts recognized in the condensed consolidated balance sheet as of December 31, 2011:

Non-current liabilities	$248,779

Amounts recognized in accumulated other comprehensive income for the three months ended March 31, 2012:

Minimum pension liability	$39,000

Accrued pension expense as of March 31, 2012	$3,619

The following table sets forth, by level, within the fair value hierarchy, the plan’s assets measured at fair value as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
Cash/Money Market/CDs	$17,068	$–	$–	$17,068
Mutual Funds	932,095	–	–	932,095
Total Investments at Fair Value	$949,163	$–	$–	$949,163

The following table sets forth, by level, within the fair value hierarchy, the plan’s assets measured at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Cash/Money Market/CDs	$25,924	$–	$–	$25,924
Mutual Funds	873,404	–	–	873,404
Total Investments at Fair Value	$899,328	$–	$–	$899,328

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the remaining 2012 year is approximately $11,000.

NOTE 15. LITIGATION

On July 22, 2011, Bruce E. Ricker, individually and on behalf of all purchasers of the common stock of the Company from July 7, 2010 through April 15, 2011, filed a putative class action complaint in the United States District Court for the Southern District of Ohio. Mr. Ricker was appointed lead plaintiff on October 19, 2011, and he filed an amended complaint on December 12, 2011. The amended complaint alleges that the Company, Mark Seremet, the Company's Chief Executive Officer, and David Fremed, the Company's Chief Financial Officer, knowingly or recklessly violated the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making false material statements in connection with certain financial statements of the Company or by failing to disclose material information in order to make the financial statements not misleading. Specifically, the amended complaint relies upon the Company's April 15, 2011 restatement of its unaudited consolidated financial statements for the three months ended March 31, 2010, the three and six months ended June 30, 2010, and the three and nine months ended September 30, 2010, as the basis for its allegations that the Company's financial statements filed for those periods contained materially false statements. Defendants have filed a motion to dismiss the amended complaint, and the motion has been briefed for the court's consideration, with oral arguments held on May 10, 2012. The Company cannot reasonably estimate any potential loss or exposure at this time.

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

NOTE 16. COMMITMENTS AND CONTINGENCIES

In February 2012, the Company entered into a lease agreement for approximately 3,800 square feet of office space for its corporate headquarters. The lease is for a term of twenty-five (25) months and includes certain escalation and rent holiday provisions. The total minimum commitments under this lease are approximately $18,000 for the remainder of 2012, approximately $25,000 for 2013 and approximately $4,000 for 2014.

In the first quarter of 2012, we abandoned our previous office space and recorded a liability for lease payments, common area maintenance and tax assessments and previously offered rent holidays through the remainder of the lease term in the amount of approximately $466,000. Subsequent to March 31, 2012, we entered into a settlement agreement, whereby we paid $40,000 to extinguish this liability, plus all unpaid rent amounts. We will record a gain on this transaction during the second quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included in this report. In this discussion, the words “Company”, “we”, “our” and “us” refer to the Company and its operating subsidiaries, Zoo Games, Zoo Publishing, and indiePub, Inc. This discussion contains certain forward-looking statements that involve substantial risks, assumptions and uncertainties. When used in this report, the words “anticipates,” “believes,” “estimates,” “projects,” “plans,” “seeks,”“expects,” “may,” “should,” “will” and similar expressions, or the negative versions thereof, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, other reports we file with the Securities and Exchange Commissions and elsewhere herein. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

We are a developer and publisher of downloadable games for “connected services” including mobile devices, Microsoft’s Xbox Live Arcade (“XBLA”), Sony’s PlayStation Network (“PSN”), Nintendo’s DsiWare, Facebook, and Steam, a platform for hosting and selling downloadable PC/Mac software.

Our current overall business strategy has shifted with the changes we are seeing within the industry. In 2011, we began phasing out our retail business. Our digital business focuses on bringing fresh, innovative content to digital distribution channels and mobile devices. We operate indiePub (www.indiepub.com), an innovative content creation site that is designed to unearth content for future development and eventual publication. indiePub intends to release a unique distribution platform that will allow anyone to sell and monetize apps.

Currently, we have determined that we operate in one segment in the United States.

Results of Operations

For the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our condensed consolidated statements of operations and comprehensive income (loss):

	(Amounts in Thousands Except Per Share Data) For the Three Months Ended March 31,
	2012		2011

Revenue	$405	100%	$3,781	100%
Cost of goods sold	171	42	4,691	124
Gross profit (loss)	234	58	(910)	(24)
Operating expenses:
General and administrative	1,779	439	2,199	58
Selling and marketing	69	17	1,045	28
Research and development	–	–	461	12
Depreciation and amortization	31	8	453	12
Total operating expenses	1,879	464	4,158	110
Loss from operations	(1,645)	(406)	(5,068)	(134)
Gain on extinguishment of liabilities	4,169	1,029	–	–
Other expense	(18)	(4)	–	–
Interest expense, net	(130)	(32)	(498)	(13)
Income (loss) from operations before income taxes	2,376	587	(5,566)	(147)
Income taxes	–	–	–	–
Net income (loss)	$2,376	587%	$(5,566)	(147)%
Income (loss) per common share – basic	$0.29		$(0.92)
Income (loss) per common share – diluted	$0.20		$(0.92)

Net Revenues. Net revenues for the three months ended March 31, 2012 were approximately $405,000, compared to approximately $3.8 million for the comparable 2011 period. Consistent with our shift to a digital strategy, in July 2011, we entered into a distribution agreement for the sale of our legacy console product. Under the distribution agreement, we sold our legacy games at prices at or slightly above the value of the inventory, plus a per-unit tech fee, which represented an unearned advance against future profit sharing with our distributor on such sales. All unearned advances invoiced were deferred until such time when we received information from our distributor that allowed us to conclude that all components of the earnings process had been completed. During the first quarter of 2012 we were able to conclude that the earnings process was complete for sales made under the distribution agreement and we recognized into revenue approximately $415,000 of royalties related to the distribution agreement. Also during the first quarter of 2012, we recorded digital revenue of approximately $23,000, royalty revenue from international licensing agreements of approximately $18,000, and other sales of approximately $58,000. We released one new digital game at the end of the first quarter of 2012. We anticipate the release of several more digital games in the second quarter of 2012 as our digital strategy picks up steam. These sales were offset by approximately $109,000 of sales allowances recorded during the period for markdowns and price protection taken by customers for previous periods.

During the first quarter of 2011, our sales consisted primarily of casual game sales in North America on the Nintendo Wii, Nintendo DS, Sony PS and Microsoft Xbox 360 platforms.

Gross Profit (Loss). Gross profit for the three months ended March 31, 2012 was approximately $234,000, or 58% of net revenue, while gross loss for the three months ended March 31, 2011 was approximately $(910,000), or (24)% of net revenue. The costs included in cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. During the first quarter of 2012, net revenues were derived primarily from royalties earned under our sales and distribution agreement, for which sales we had previously recorded royalty and product development expense. Cost of goods sold for the first quarter of 2012 consisted primarily of royalty expense for our Minute to Win It game on the Microsoft platform, which was sold under a distribution agreement, for which we recorded no revenue during the first three months of 2012 as we could not conclude that all components of the earnings process had been completed. In addition to royalty expense, product development expense was recorded for our Minute to Win It game, as well as for several of our digital games that were being sold during the period. The 2011 sales were primarily catalogue product sold at a price slighty above the value of the inventory at that date, therefore generating minimal gross profit. The gross margin was futher adversely affected by the accelearated amortization of approximately $1.1 million of product development costs and approximately $100,000 of royalty expense as a result of changes in estimated unit sales for certain of our catalogue products, as well as an additional $200,000 inventory reserve recorded in the 2011 period.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 were approximately $1.8 million as compared to approximately $2.2 million for the comparable period in 2011. Non-cash stock-based compensation included in general and administrative expenses for the three months ended March 31, 2012 was approximately $79,000, and included approximately $13,000 of expense related to the modification of stock option awards granted to our former Chief Financial Officer. For the three months ended March 31, 2011, non-cash stock-based compensation was approximately $106,000. The departmental costs included in general and administrative expenses include executive, finance, legal, information technology, product development, administration, warehouse operations and digital/indiePub initiatives. The decrease in general and administrative expenses was due primarily to savings in salaries and associated benefits and payroll taxes of approximately $472,000. The decrease was due to a reduction in headcount, from approximately 25 full-time equivalents in the first quarter of 2011 to approximately 12 full-time equivalents during the comparable 2012 period. The expiration of fee agreements with certain of our current and former executives for their guarantees of our previous accounts receivable factoring facility accounted for an additional savings of approximately $103,000 during the quarter. In addition, we had cost savings in office expenses of approximately $124,000 due to cost saving measures that were implemented in mid-2011 and continued on through the first quarter of 2012. These savings were partially offset by a net increase in rent expense of approximately $382,000 during the same quarter. During the first quarter of 2012, we relocated our corporate office to a location more compatible with our expected future space requirements, which will also provide significant future cost savings. In conjunction with our relocation, we recorded approximately $466,000 of rent expense for the remaining lease term of the office location we are no longer utilizing. The indiePub and digital initiative costs included in general and administrative expenses for the 2012 period were approximately $138,000, compared to approximately $162,000 for the comparable 2011 period. The savings was due primarily to reduced head count in the 2012 period.

Selling and Marketing Expenses. Selling and marketing expenses decreased from approximately $1.0 million for the three months ended March 31, 2011 to approximately $69,000 for the three months ended March 31, 2012. Beginning in April 2011, we began eliminating the majority of our sales force. In July 2011, this elimination was completed when we entered into a distribution agreement for the sale of our legacy console products. The remaining costs in 2012 relate to salaries and marketing expense related to our indiePub initiative.

Research and Development Expenses. We incurred research and development expenses of approximately $461,000 during the first three months of 2011 to expense costs relating to the development of games that were abandoned during the period. There were no write-offs in the comparable 2012 period.

Depreciation and Amortization Expenses. Depreciation costs for the three months ended March 31, 2012 were approximately $31,000 compared to depreciation expense of approximately $33,000 for the comparable 2011 period. The amortization of intangible assets was approximately $420,000 for the three months ended March 31, 2011. The Company’s intangible assets were reduced to zero as of December 31, 2011, resulting in no further amortization expense.

Gain on Extinguishment of Liabilities. During the first quarter of 2012, we entered into agreements with multiple unsecured creditors for the settlement of amounts due to them. As of March 31, 2012, we recorded a gain on completed settlements of approximately $4.2 million. We settled these liabilities with a combination of cash and shares of our common stock.

Interest Expense, Net. Interest expense for the three months ended March 31, 2012 was approximately $130,000, compared to $498,000 for the three months ended March 31, 2011. The 2012 period interest expense includes approximately $27,000 related to our various notes payable, approximately $46,000 of default interest related to our Panta and MMB agreements (as described below under Limited Recourse Agreement), approximately $18,000 related to our new MMB Loan (as described below under Loan Agreement), and approximately $39,000 of interest related to the amortization of the deferred debt discount associated with a warrant issued during the period. The 2011 period includes approximately $449,000 of interest for the receivable factoring facility and approximately $49,000 of interest for the purchase order financing facility.

Income Taxes. For the three months ended March 31, 2012, we recorded pre-tax income of approximately $ 2.4 million due to the gain recognized on the settlement of certain liabilities with our unsecured creditors. Income tax expense was recorded at a rate of 0% for the period. This rate includes a federal tax expense at a 34.0% rate, a state tax expense, net of federal benefit, of 2.0%, and miscellaneous adjustments of 0.9%. This income tax expense was offset entirely by a decrease in the valuation allowance of 36.9%. For the three months ended March 31, 2011, we recorded a pre-tax loss of approximately $5.6 million. All income tax benefits related to these losses were fully offset by an increase in the valuation allowance against our deferred tax assets, as we could not conclude that it was more likely than not that the benefit would be realized.

Income (Loss) Per Common Share. Basic income per share for the three months ended March 31, 2012 was approximately $0.29 based on weighted average shares outstanding for the period of approximately 8.1 million shares. Diluted income per share for the three months ended March 31, 2012 was approximately $0.20 based on weighted average shares outstanding for the period of approximately 12.0 million shares. The basic and diluted loss per share for the three months ended March 31, 2011 was $(0.92) based on weighted average shares outstanding for the period of approximately 6.1 million shares.

Liquidity and Capital Resources

We had net income of approximately $2.4 million for the three months ended March 31, 2012. Our principal sources of cash during 2012 were borrowings under our current and previous financing arrangements. During 2011, our principal sources of cash were the use of our purchase order and receivable financing arrangements and cash generated from operations throughout the periods.

Net cash used in operating activities for the three months ended March 31, 2012 was approximately $2.0 million, due primarily to cash utilized for operations during the quarter, including approximately $152,000 for the development of new products and the use of approximately $587,000 of cash to settle approximately $6.1 million in liabilities (see Liability Settlements below). During the comparable 2011 period, net cash provided by operating activities was approximately $8.1 million, due primarily to a decrease in receivables and due from factor resulting from the collection of the December 31, 2010 receivables, offset by cash utilized for operating expenses during the quarter.

Net cash used in investing activities was approximately $3,000 and $13,000 for the three months ended March 31, 2012 and 2011, respectively. In each period, the amount used was for the purchase of fixed assets.

Net cash provided by financing activities for the three months ended March 31, 2012 was approximately $2.0 million, and consisted primarily of borrowings under our Limited Recourse Agreement and Loan Agreement (as described more fully below). These borrowings were offset by the repayment of a portion of the Limited Recourse Agreement with proceeds from our new Loan Agreement. Net cash used in financing activities for the three months ended March 31, 2011 was approximately $8.0 million, consisting of net repayments of approximately $6.5 million on our receivable factoring facility and approximately $1.5 million on our purchase order financing facility.

Factoring Facility

We previously utilized a factoring agreement, as amended (the “Original Factoring Agreement”) with Working Capital Solutions, Inc. (“WCS”) for the approval of credit and the collection of proceeds from a portion of our sales. Under the terms of the Original Factoring Agreement, we sold our receivables to WCS, with recourse.  WCS, in its sole discretion, determined whether or not it would accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable was accepted by WCS, WCS provided funding subject to the terms and conditions of the Original Factoring Agreement.  The amount remitted to us by WCS equaled the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less a reserve percentage (which amount was 30% at the termination of the agreement) which was deposited into a reserve account established pursuant to the Original Factoring Agreement, less allowances and fees.  In the event of default, valid payment dispute, breach of warranty, insolvency or bankruptcy on the part of the receivable account, WCS could require the receivable to be repurchased by us in accordance with the Original Factoring Agreement.  The amounts to be paid by us to WCS for any accepted receivable included a factoring fee for each ten (10) day period the account was open (which fee was 0.56% at the termination of the agreement).  Since WCS acquired the receivables with recourse, we recorded the gross receivables including amounts due from our customers to WCS and recorded a liability to WCS for funds advanced to us from WCS. On June 24, 2011, we terminated our agreement with WCS (the “WCS Termination Agreement”).

During the three months ended March 31, 2012 and 2011, we sold $0 and approximately $9.7 million, respectively, of receivables to WCS with recourse.  At March 31, 2012 and December 31, 2011, accounts receivable and due from factor were $0 and there were no advances outstanding to us as of March 31, 2012 or December 31, 2011. The interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and were $0 and approximately $449,000 three months ended March 31, 2012 and 2011, respectively.

Purchase Order Facility

We previously utilized purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacture of video game products. Under the terms of our agreement with Wells Fargo (the “Assignment Agreement”), we assigned purchase orders received from customers to Wells Fargo, and requested that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which could accept or decline the assignment of specific purchase orders, retained us to manufacture, process and ship ordered goods, and paid us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigned the applicable purchase order to us.  Wells Fargo was not obligated to provide purchase order financing under the Assignment Agreement if the aggregate outstanding funding exceeded $5,000,000.  The Assignment Agreement was for an initial term of 12 months, and continued thereafter for successive 12 month renewal terms unless either party terminated the Assignment Agreement by written notice to the other no later than 30 days prior to the end of the initial term or any renewal term.  If the term of the Assignment Agreement was renewed for one or more 12 month terms, for each such 12 month term, we would pay to Wells Fargo a commitment fee, paid on the earlier of the anniversary of such renewal date or the date of termination of the Assignment Agreement.  The initial and renewal commitment fees were subject to waiver if certain product volume requirements were met. On June 24, 2011, Zoo Publishing, the Company and Wells Fargo entered into a Termination Agreement.  Pursuant to the Termination Agreement, we paid off the balance due of approximately $148,000 and paid $50,000 in full satisfaction of the commitment fee.  The commitment fee was included in general and administrative expenses at that date in the condensed consolidated statements of operations and comprehensive income (loss).  Wells Fargo released all security interests that they and their predecessors held in the Company.

There were no amounts outstanding as of March 31, 2012 and December 31, 2011. The effective interest rate on advances was 5.25% as of date of termination. The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and were approximately $0 and $49,000 for the three months ended March 31, 2012 and 2011, respectively.

Limited Recourse Agreement

On June 24, 2011, in connection with the WCS Termination Agreement, WCS agreed to assign all of its rights, title and interest in and to the Original Factoring Agreement and all Collateral to Panta Distribution, LLC (“Panta”) pursuant to a Limited Recourse Agreement, dated as of June 24, 2011 (the “Limited Recourse Agreement”). On June 24, 2011, we and Panta also entered into an Amended and Restated Factoring and Security Agreement (the “New Factoring Agreement”), pursuant to which we agreed to pay Panta all outstanding indebtedness under the Limited Recourse Agreement and to sell to Panta our accounts receivable with recourse. Simultaneously with the assignment and sale of the accounts receivable, Panta agreed to provide funding to us of up to $2.0 million and we were required to repay Panta $2,797,000 by December 31, 2011, which included amounts borrowed plus interest earned. On July 14, 2011, Zoo Publishing entered into the First Amendment to Amended and Restated Factoring and Security Agreement (the “Amendment”) with Panta, pursuant to which the parties agreed to amend the New Factoring Agreement to increase the amount of credit available under the New Factoring Agreement by $850,000, to increase the amount due to Panta by approximately $1.2 million and to amend certain other terms and conditions of the New Factoring Agreement, including the timing of the minimum installment payment schedule. All amounts borrowed under the Amendment were required to be repaid by December 4, 2011, which amounts included total actual borrowings of approximately $2.6 million and accrued interest of approximately $1.2 million. On October 7, 2011, we were notified by Panta that we were in default of the New Factoring Agreement and Amendment by failing to meet the minimum repayments required under the agreements, by the unauthorized forgiveness of certain accounts receivable owed by a customer in violation of the terms of the agreements, and by the existence of a material adverse affect due to our inability to meet our debts as such debts became due. Accordingly, as required by the terms of the agreements, we accelerated all amounts owed to Panta at that date to currently due and payable, which included default interest at a rate of 15% per annum.

On October 28, 2011, Zoo Publishing entered into the Second Amended and Restated Factoring and Security Agreement (the “Second New Factoring Agreement”) with Panta and MMB, pursuant to which the parties agreed to amend the New Factoring Agreement, to reflect the assignment by Panta to MMB of documents and accounts, including related collateral security, under the New Factoring Agreement, and to amend certain other terms and conditions of the New Factoring Agreement. In connection with the Second New Factoring Agreement, Panta agreed to assign all of its rights, title and interest in and to the New Factoring Agreement to MMB, as agent for itself and Panta, pursuant to a Limited Recourse Assignment, dated as of October 28, 2011 (the “Limited Recourse Assignment”), for a purchase price of $850,000. Panta retained an interest in the principal amount of approximately $186,000 (together with interest and fees accruing thereon), owed by Zoo Publishing under the New Factoring Agreement.  Under the Second New Factoring Agreement, MMB, as agent for itself and Panta, agreed to temporarily forbear from exercising certain of its rights under default provisions therein until the earlier of November 11, 2011, or the occurrence of an additional default or breach by us, unless otherwise waived by MMB. All default interest accrued to date became payable to MMB and we accrued interest at the default interest rate of 15% per annum on amounts outstanding to MMB and Panta. Pursuant to the Second New Factoring Agreement, we agreed to make scheduled repayments to MMB, as agent for itself and Panta, with respect to obligations owed by us beginning November 4, 2011 and through December 4, 2011 in the cumulative principal amount owed of approximately $1,036,000.  The Second New Factoring Agreement terminates upon the later of: (i) the collection by MMB of all of the Purchased Accounts (as defined in the Second New Factoring Agreement); and (ii) the collection by Panta of approximately $1,036,000 net of all Incurred Expenses (as defined in the Second New Factoring Agreement). Zoo Publishing granted MMB a first priority security interest in certain of its assets as set forth in the Second New Factoring Agreement. MMB is controlled by David E. Smith, a former director of the Company, and Jay A. Wolf, Executive Chairman of the Board of Directors of the Company.

On January 5, 2012, January 30, 2012, February 14, 2012, and February 29, 2012, we entered into the First, Second, Third and Fourth, respectively, Amendments to the Second Amended and Restated Factoring and Security Agreement with Panta and MMB, pursuant to which the parties agreed to amend that certain Second Amended and Restated Factoring and Security Agreement dated as of October 28, 2011, by and between Zoo Publishing, Panta and MMB. Pursuant to the amendments, MMB agreed to provide $250,000 (less legal fees of $75,000), $175,000, $232,000, and $200,000, respectively, in additional funding to us under the Factoring Agreement.  The additional funding bore interest at the lesser of 15% per annum, or the maximum rate permitted by law.

On March 9, 2012, the amounts due to MMB were repaid utilizing borrowings under the Loan Agreement. Borrowings and accrued interest owed to Panta in the amount of approximately $212,000 remained outstanding as of March 31, 2012.

Loan Agreement

On March 9, 2012, Zoo and MMB entered into a loan agreement (the “Loan Agreement”) pursuant to which MMB agreed to provide us with loans totaling approximately $4,381,110. These loans were granted: (i) to repay and satisfy all of our obligations to MMB under the Second Amended and Restated Factoring and Security Agreement, dated as of October 28, 2011, as amended through February 29, 2012, and totaling approximately $1,831,110; (ii) for purposes of settling, at a discount, certain obligations to our unsecured creditors (the “Existing Unsecured Claims”); and (iii) for working capital and other purposes permitted under the Loan Agreement. On March 9, 2012, we borrowed approximately $583,000 under the Loan Agreement to finalize certain of the Existing Unsecured Claims. On March 13, 2012, we borrowed an additional $638,000 to make payments on Existing Unsecured Claims that were not fully completed at March 31, 2012. As of March 31, 2012, borrowings under the Loan Agreement were approximately $3,052,000 and we had additional borrowings available to us of up to approximately $1,329,000 through September 30, 2012, for purposes approved by MMB. The interest rate under the Loan Agreement is ten percent (10%) per annum, or eighteen percent (18%) per annum upon the occurrence of an event of default. At March 31, 2012, approximately $18,000 of interest expense was recorded and included in the caption accrued expenses and other liabilities in the condensed consolidated balance sheets. The maturity date of the loans is March 31, 2014. The amounts under the Loan Agreement are secured by a first priority security interest (except to the extent subordinated by the Factoring Agreement) on all of the assets of the Company. At any time during the term of the Loan Agreement, MMB may convert all of the loan balance into shares of our common stock at a conversion price of $0.40 per share. In connection with the Loan Agreement, we also issued MMB immediately exercisable warrants to purchase up to 10,952,775 shares of our common stock at $0.40 per share, which warrants are exercisable through March 31, 2017. We have agreed to provide MMB with certain registration rights with respect to our common stock issued in connection with the Loan Agreement and the warrants. The Loan Agreement contains representations and warranties and affirmative and negative covenants, as negotiated by the parties to the agreement. We utilized the Black-Scholes model to value the warrant, which amount was approximately $1.6 million. For purposes of determining the fair value we applied a marketability discount to the value of our common stock. The fair value of the warrants resulted in us recording a deferred debt discount, which reduced the face amount of indebtedness down to $1.4 million at the date of issuance. The deferred debt discount is amortized into interest expense over the term the borrowings are outstanding using the effective interest method. At March 31, 2012, approximately $39,000 of interest expense was recorded, which amount was applied against the deferred debt discount. We evaluated the accounting guidance provided by ASC 470-25 to determine if a value should be applied to the conversion feature contained within the Loan Agreement. For purposes of determining the fair value, we considered the potentially dilutive effect of the warrants and applied a marketability discount to the fair value of the Company’s stock. Based upon this analysis, the fair value of the stock was less than the conversion price, therefore no value was assigned to the conversion feature.

Liability Settlements

As of March 31, 2012, we entered into agreements providing for the settlement of approximately $9.7 million of liabilities owed to unsecured creditors for approximately $854,000 in cash, approximately 2.5 million shares of our common stock, approximately $131,000 of inventory, and warrants to purchase 365,000 shares of our common stock at an exercise price of $0.50 per share. Of the approximate $9.7 million in settlement agreements entered into, approximately $6.1 million were completed through March 31, 2012, resulting in the payment of cash of approximately $587,000, the issuance of approximately 1.4 million shares of common stock valued at approximately $1.3 million based upon the closing price on the issue date, and a gain recorded during the period of approximately $4.2 million. Of the settlements not yet completed, we have paid cash to the unsecured creditors of approximately $267,000 and will issue approximately 1.1 million shares of our common stock and 365,000 warrants. We anticipate these settlements will be finalized during the second quarter of 2012.

Distribution Agreements

On July 12, 2011, we entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute our legacy console assets. The agreement grants the distributor the exclusive right to purchase video games from us and sell and distribute such video games to wholesalers and retailers in the United States, South America and Europe for a term of three years. Under the terms of the agreement, the distributor must pay us the cost for each unit sold, plus an unearned advance against future royalties on the distributor’s net receipts from sales, which unearned advance was paid to us in the form of a per-unit fee for each unit manufactured. As of December 31, 2011, we had deferred recognition of approximately $383,000 of unearned advances from the per-unit tech fee, as we were unable to conclude at that date that all components of the earnings process had been completed. The unearned advances were recorded in the caption accrued expenses and other current liabilities on our condensed consolidated balance sheets at December 31, 2011. In March 2012, based upon royalty reports we received from our distributor, we were able to conclude that the advances from the per-unit tech fee and royalties in the amount of approximately $415,000 were earned, which amount we recorded as revenue.

On July 12, 2011, we entered into a sub-publishing and distribution agreement with a developer and distributor of interactive entertainment software to sub-publish, manufacture and distribute our Minute to Win It game on the Microsoft gaming platforms. The agreement grants the sub-publisher the exclusive right to sub-publish, manufacture and distribute the product in the United States and Latin America for a term of five years, or until the date that Zoo’s rights to the product terminate, whichever is earlier. Under the terms of the agreement, we earn royalties based upon the distributor’s net receipts from the sale of the game. Prior to earning such royalties, we are entitled to receive certain advance payments from the distributor, including: (i) an advance payment of $50,000 at the date of the signing of the agreement; (ii) a per-unit recoupable advance due within five days of Microsoft certification; (iii) a per-unit recoupable advance due within five business days of shipments to customers of the product; and (iv) a per-unit recoupable advance due upon the sell-through of the product by the end retailer. In October 2011, we received certification for Minute to Win It on the Microsoft gaming platforms and sales of the product commenced. All advance payments related to the agreement have been deferred until such time when we receive information from our distributor that allows us to conclude that all components of the earnings process have been completed. Accordingly, we recorded no revenue for sales related to this distribution deal in 2012 or 2011. Unearned advances of approximately $408,000 have been deferred and are recorded in the caption accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Conclusion

Due to the losses we incurred since inception, we are unable to predict whether we will have sufficient cash from operations to meet our financial obligations for the twelve month period beginning April 1, 2012. Accordingly, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal years ended December 31, 2011 and 2010 includes an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on, among other factors, the following significant short-term actions: (i) management’s ability to generate cash flow from operations sufficient to maintain our daily business activities; (ii) our ability to reduce expenses and overhead; (iii) our ongoing ability to renegotiate certain obligations; and (iv) our ability to raise additional capital. Management’s active efforts in this regard include negotiations with certain vendors to satisfy cash obligations with non-cash assets or equity, reductions of headcount and overhead obligations, and the development of strategies to convert other non-cash assets into cash. There can be no assurance that all or any of these actions will meet with success. We may be required to seek alternative or additional financing to maintain or expand our existing operations through the sale of our securities, an increase in our credit facilities, or otherwise, and there can be no assurance that we will secure financing, and if we are able to, that such financing will be on favorable terms to us or our stockholders. Our failure to obtain financing, if needed, could have a material adverse effect upon our business, financial condition and results of operations.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates since the year ended December 31, 2011. A complete description of our critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 and also in Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended March 31, 2012.

Accounting Standards Updates Not Yet Effective

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases.

Fluctuations in Operating Results and Seasonality

We experience fluctuations in quarterly and annual operating results as a result of: the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the size and timing of acquisitions; the timing of orders from major customers; order cancellations, and; delays in product shipment. Sales of our products are also seasonal. Historically, peak shipments for our retail products typically occurred in the fourth calendar quarter as a result of increased demand for titles during the holiday season. While the digital market is relatively new, anecdotal information indicates the peak selling months have been January and August. Quarterly and annual comparisons of operating results are not necessarily indicative of future operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and interim acting principal financial officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective at a reasonable assurance level.

Our management has determined that we have material weaknesses in our internal control over financial reporting related to: (i) not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process; (ii) an insufficient level of monitoring and oversight; (iii) ineffective controls over accounting for revenue recognition; and (iv) ineffective controls over the timely recognition of changes within the Company’s business plan and the related impact on the financial statements.

Until these material weaknesses in our internal control over financial reporting are remediated, there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

Due to resource constraints in 2011 and 2012, both monetary and time, we were not able to appropriately address these matters and we were unable to get to a level to fully remediate these material weaknesses. We will continue to assess our accounting and finance staffing levels to determine and seek the appropriate accounting resources to be added to our staff to handle the existing workload, provide for a sufficient level of monitoring and oversight, implement effective controls over accounting for revenue recognition, and allow for the timely evaluation and recognition of impacts on the financial statements associated with changes to the Company’s business plan.

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 22, 2011, Bruce E. Ricker, individually and on behalf of all purchasers of the common stock of the Company from July 7, 2010 through April 15, 2011, filed a putative class action complaint in the United States District Court for the Southern District of Ohio. Mr. Ricker was appointed lead plaintiff on October 19, 2011, and he filed an amended complaint on December 12, 2011. The amended complaint alleges that the Company, Mark Seremet, the Company's Chief Executive Officer, and David Fremed, the Company's Chief Financial Officer, knowingly or recklessly violated the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making false material statements in connection with certain financial statements of the Company or by failing to disclose material information in order to make the financial statements not misleading. Specifically, the amended complaint relies upon the Company's April 15, 2011 restatement of its unaudited consolidated financial statements for the three months ended March 31, 2010, the three and six months ended June 30, 2010, and the three and nine months ended September 30, 2010, as the basis for its allegations that the Company's financial statements filed for those periods contained materially false statements. Defendants have filed a motion to dismiss the amended complaint, and the motion has been briefed for the court's consideration, with oral arguments held on May 10, 2012. The Company cannot reasonably estimate any potential loss or exposure at this time.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 16, 2012, the Company issued 539,134 shares of restricted common stock with a fair value equaling $593,047. The shares were issued to partially satisfy an outstanding liability owed by the Company.

On March 22, 2012, the Company issued 773,714 shares of restricted common stock with a fair value equaling $618,971. The shares were issued to partially satisfy an outstanding liability owed by the Company.

On March 28, 2012, the Company issued 111,597 shares of restricted common stock with a fair value equaling $89,277. The shares were issued to partially satisfy an outstanding liability owed by the Company.

The offer and sale of these shares was made in reliance upon exemptions from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) and Rule 506 of Regulation D thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of Chief Executive Officer and Interim Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Interim Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

34

101*

The following materials from Zoo Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) Notes to Condensed Consolidated Financial Statements.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 21, 2012

ZOO ENTERTAINMENT, INC

/s/ Mark Seremet
Mark Seremet
President and Chief Executive Officer
(Principal Executive Officer)

36

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer and Interim Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Interim Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Zoo Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Stockholders’ Deficit and (v) Notes to Condensed Consolidated Financial Statements.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

