Form 10-Q
period 2012-06-30
IndiePub Entertainment, Inc.
filed 2012-08-14
CIK 1326652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________
Commission file number 001-34796

INDIEPUB ENTERTAINMENT, INC.

FORMERLY ZOO ENTERTAINMENT, INC.

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

Large Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 8, 2012, there were 10,149,238 shares of the Registrant’s common stock, par value $0.001 per share, issued and 10,136,235 shares outstanding.

INDIEPUB ENTERTAINMENT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDIEPUB ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	JUNE 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$137	$27
Accounts receivable and due from factor, net of allowances of $59 and $20 at June 30, 2012 and December 31, 2011, respectively	58	106
Inventory, net	–	131
Prepaid expenses and other current assets	183	183
Product development costs, net	1,262	1,410
Deferred tax assets	–	–
Total current assets	1,640	1,857

Fixed assets, net	84	202
Other non-current assets	55	–
Total assets	$1,779	$2,059

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,939	$4,352
Financing arrangements	210	1,141
Accrued expenses and other current liabilities	2,166	6,289
Notes payable, current portion	220	1,137
Total current liabilities	4,535	12,919

Notes payable, non-current portion	380	1,540
Loan agreement, net of discount	2,888	–
Other long-term liabilities	241	781
Deferred tax liabilities	–	–
Total liabilities	8,044	15,240

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, $0.001 par value: 295,000,000 shares authorized, 10,140,204 shares issued and 10,127,201 shares outstanding at June 30, 2012 and 3,500,000,000 shares authorized, 8,024,438 shares issued and 8,011,435 shares outstanding at December 31, 2011	10	8
Additional paid-in capital	80,442	76,570
Accumulated deficit	(82,016)	(85,043)
Accumulated other comprehensive loss	(232)	(247)
Treasury stock, at cost, 13,003 shares at June 30, 2012 and December 31, 2011	(4,469)	(4,469)
Total stockholders’ deficit	(6,265)	(13,181)

Total liabilities and stockholders' deficit	$1,779	$2,059

See accompanying notes to condensed consolidated financial statements.

INDIEPUB ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$69	$3,651	$474	$7,432

Cost of goods sold	579	6,100	750	10,791
Gross loss	(510)	(2,449)	(276)	(3,359)

Operating expense:

General and administrative	836	2,739	2,615	4,938
Selling and marketing	104	715	173	1,760
Research and development	–	1,802	–	2,263
Impairment of intangible assets	–	1,749	–	1,749
Depreciation and amortization	24	453	55	906

Total operating expenses	964	7,458	2,843	11,616

Loss from operations	(1,474)	(9,907)	(3,119)	(14,975)

Gain on extinguishment of liabilities	2,392	–	6,561	–
Other expense	(47)	–	(65)	–
Interest expense	(220)	(181)	(350)	(679)

Income (loss) from operations before income taxes	651	(10,088)	3,027	(15,654)

Income taxes	–	–	–	–

Net income (loss)	651	(10,088)	3,027	(15,654)

Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on pension benefit obligation	(24)	–	15	–

Net comprehensive income (loss)	$627	$(10,088)	$3,042	$(15,654)

Income (loss) per common share – basic and diluted:

Basic:
Income (loss) per share	$0.07	$(1.54)	$0.34	$(2.47)
Weighted average common shares outstanding – basic	9,892,395	6,571,783	8,993,648	6,334,523

Diluted:
Income (loss) per share	$0.04	$(1.54)	$0.17	$(2.47)
Weighted average common shares outstanding – diluted	24,612,321	6,571,783	18,852,578	6,334,523

See accompanying notes to condensed consolidated financial statements.

INDIEPUB ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2012	2011

Operating activities:

Net income (loss)	$3,027	$(15,654)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Write-off of product development costs to research and development	–	2,263
Provision for returns and allowances	40	1,483
Depreciation and amortization	55	906
Impairment of intangible assets	–	1,749
Amortization of product development costs and other write-offs	592	2,914
Stock-based compensation	134	752
Gain on extinguishment of liabilities	(6,561)	–
Loss on disposal of assets	64	–
Accretion of interest on financing facilities	208	40
Other changes in assets and liabilities:
Accounts receivable and due from factor, net	9	10,670
Inventory, net	–	4,724
Product development costs, net	(497)	(2,432)
Prepaid expenses and other current assets	(2)	436
Accounts payable	(448)	598
Accrued expenses and other liabilities	143	(880)
Net cash (used in) provided by operating activities	(3,236)	7,569

Investing activities:

Purchase of fixed assets	(3)	(65)
Proceeds from sale of fixed assets	1	–
Net cash used in investing activities	(2)	(65)

Financing activities:

Net repayments in connection with purchase order and receivable financing facilities	–	(9,606)
Borrowings in connection with MMB Loan Agreement	4,381	–
Borrowings in connection with Panta and MMB financing facilities	857	1,575
Repayments in connection with Panta and MMB financing facilities	(1,841)	–
Issuance of notes payable	–	183
Repayments of notes payable	(49)	–
Net cash provided by (used in) financing activities	3,348	(7,848)

Net increase (decrease) in cash	110	(344)

Cash at beginning of period	27	379

Cash at end of period	$137	$35

See accompanying notes to condensed consolidated financial statements.

INDIEPUB ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

					Accumulated
	Common Stock				Other	Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	Cost	Total
Balance at December 31, 2011	8,024	$8	$76,570	$(85,043)	$(247)	13	$(4,469)	$(13,181)
Stock-based compensation	–	–	134	–	–	–	–	134
Common stock issued to satisfy liabilities	2,116	2	1,888	–	–	–	–	1,890

Issuance of warrants	–	–	1,850	–	–	–	–	1,850
Other comprehensive income	–	–	–	–	15	–	–	15
Net income	–	–	–	3,027	–	–	–	3,027
Balance at June 30, 2012	10,140	$10	$80,442	$(82,016)	$(232)	13	$(4,469)	$(6,265)

See accompanying notes to condensed consolidated financial statements.

indiePub Entertainment, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF ORGANIZATION

indiePub Entertainment, Inc., (formerly Zoo Entertainment, Inc.) (“indiePub” or the “Company”) was incorporated under the laws of the State of Nevada on February 13, 2003, under the name Driftwood Ventures, Inc. On December 3, 2008, Driftwood Ventures, Inc. changed its name to Zoo Entertainment, Inc. On May 17, 2012, Zoo Entertainment, Inc. changed its name to indiePub Entertainment, Inc.

indiePub is a developer, publisher and distributor of interactive entertainment software for digital distribution channels. indiePub’s digital business strategy centers on bringing fresh, innovative content to digital distribution channels and mobile devices. The Company utilizes its indiePub website (www.indiePub.com) as an innovative content creation site that is designed to unearth content for future development and eventual publication. The Company intends to release a unique distribution platform that will allow anyone to sell and monetize apps.

The Company is currently developing and/or publishing downloadable games for “connected services,” including Microsoft’s Xbox Live Arcade (XBLA), Sony’s PlayStation Network (PSN), Facebook, PC/Mac, iOS and Android devices.

As of June 30, 2012, the Company operated in one segment in the United States with a focus on developing, publishing and distributing interactive entertainment software in North American and international markets. The Company began phasing out its retail business during 2011.

Unless the context otherwise indicates, the use of the terms “we,” “our” or “us” refer to the Company and its operating subsidiaries, Zoo Games, Inc., Zoo Publishing, Inc., and indiePub, Inc.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of approximately $82.0 million as of June 30, 2012. In addition, the Company has a history of negative cash flows from operating activities. As of June 30, 2012, the Company’s working capital deficit was approximately $2.9 million. Given the Company’s history of net losses and generating negative cash flows from operating activities, combined with its shift to a new digital sales strategy, there can be no assurance that it will be able to generate positive cash flows from operations, nor can the Company predict whether it will have sufficient cash from operations to meet its financial obligations for the 12-month period beginning July 1, 2012, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on, among other factors, the following significant short-term actions: (i) its ability to generate cash flow from operations sufficient to maintain its daily business activities; (ii) its ability to reduce expenses and overhead; (iii) its ongoing ability to renegotiate certain obligations; and (iv) its ability to raise additional capital or financing. Management’s active efforts in this regard include negotiations with certain vendors to satisfy cash obligations with non-cash assets or equity, reductions of headcount and overhead obligations, and the development of strategies to convert other non-cash assets into cash. There can be no assurance that all or any of these actions will meet with success.

On March 9, 2012, the Company and MMB Holdings LLC (“MMB”) entered into a Loan and Security Agreement (the “Loan Agreement”) pursuant to which MMB agreed to provide the Company with loans totaling $4,381,110. These loans were granted: (i) to repay and satisfy all of indiePub’s obligations to MMB under the Second Amended and Restated Factoring and Security Agreement, dated as of October 28, 2011, as amended through February 29, 2012, and totaling $1,831,110; (ii) for purposes of settling, at a discount, certain obligations to unsecured creditors of the Company (the “Existing Unsecured Claims”); and (iii) for working capital and other purposes permitted under the Loan Agreement. Through June 30, 2012, the Company had borrowed the entire loan facility of $4,381,110. The interest rate under the Loan Agreement is ten percent (10%) per annum, or eighteen percent (18%) per annum upon the occurrence of an event of default. The maturity date of the loans is March 31, 2014. The amounts under the Loan Agreement are secured by a first priority security interest (except to the extent subordinated by the Factoring Agreement) on all of the assets of the Company. Refer to Note 16 – Subsequent Events, for further information.

Utilizing proceeds from the Loan Agreement, the Company entered into agreements providing for the settlement of approximately $10.8 million of liabilities owed to certain of its unsecured creditors for approximately $986,000 in cash, approximately 2.6 million shares of the Company’s common stock, approximately $131,000 of inventory, and warrants to purchase 365,000 shares of the Company’s common stock at an exercise price of $0.50 per share. As of June 30, 2012, approximately $9.7 million of the settlements were finalized for approximately $914,000 cash, the issuance of approximately 2.1 million shares of the Company’s common stock, and the issuance of a warrant to purchase 365,000 shares of the Company’s common stock at an exercise price of $0.50 per share, resulting in a gain of approximately $6.6 million, which amount is included in the category gain on extinguishment of liabilities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) . The Company anticipates it will finalize the remaining agreements during the third quarter of 2012, although no assurances can be given in this regard.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s management discussion and analysis contained elsewhere herein and the consolidated financial statements for the year ended December 31, 2011 filed with the SEC on April 16, 2012. The Company’s results for the three and six months ended June 30, 2012 might not be indicative of the results for the full year or any future period.

The condensed consolidated financial statements of the Company include the accounts of Zoo Games, Inc. and its wholly-owned subsidiaries, Zoo Publishing, Inc. (and its wholly-owned subsidiary, indiePub, Inc.) and Zoo Entertainment Europe Ltd. All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates affecting the condensed consolidated financial statements that are particularly significant include: the recoverability of product development costs; the adequacy of allowances for doubtful accounts, and; the valuation of equity instruments. Estimates are based on historical experience, where applicable, or other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions.

Concentration of Credit Risk

The Company maintains cash balances at what it believes are several high-quality financial institutions. While the Company attempts to limit credit exposure with any single institution, balances at times exceed Federal Deposit Insurance Corporation insurable amounts.

If the financial condition and operations of the Company’s customers deteriorate, its risk of collection could increase substantially. On July 12, 2011, the Company entered into a sales and distribution agreement with Alter Ego Games, LLC (“AEG”), which allowed AEG to be an exclusive master distributor of the Company’s catalogue product in the United States, South America and Europe. Also on July 12, 2011, the Company entered into a sub-publishing and distribution agreement with Southpeak Interactive, LLC (“Southpeak”), an affiliate of AEG, which allowed Southpeak to sub-publish, manufacture and distribute the Company’s “Minute to Win It” game on the Microsoft platform in the United States and Latin America. Consequently, a significant portion of the Company’s revenues and accounts receivable after July 12, 2011 were concentrated in two entities related to each other. Prior to July 12, 2011, a majority of the Company’s trade receivables were derived from sales to major retailers and distributors. As the Company continues to migrate to digital sales, credit risk for collection of accounts receivable will be concentrated amongst a few digital platform operators.

During the three months ended June 30, 2012, the Company derived the majority of its revenue through sales of its digital games. For the three months ended June 30, 2011, the Company derived the majority of its revenue from the sale of its catalogue products. During that period the Company’s five largest ultimate customers accounted for approximately 71% (of which the following customers constituted balances greater than 10%: customer A – 25%; customer B – 15%; customer C – 13%; and customer D – 11%) of net revenue. For the six months ended June 30, 2012, the Company derived the majority of its revenue through the recognition of royalties under its sales and distribution agreement with AEG. For the six months ended June 30, 2011, the Company derived the majority of its revenue from the sale of its catalogue products. During that period the Company’s five largest ultimate customers accounted for approximately 62% (of which the following customers constituted balances greater than 10%: customer A – 14%; customer B – 14%; customer C – 13%; and customer D – 11%) of net revenue. During the six months ended June 30, 2012 and 2011, the Company sold $0 and approximately $11.8 million, respectively, of receivables to its factors with recourse. The factored receivables were $0 of the Company’s accounts receivable and due from factor, net, as of June 30, 2012 and December 31, 2011, respectively. The Company regularly reviews its outstanding receivables for potential bad debts and has had no history of significant write-offs due to bad debts.

Reclassifications

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2011 contain certain reclassifications to conform to the current year presentation.

Inventory

Inventory is stated at the lower of cost or market. Estimated product returns are included in the inventory balances and also recorded at the lower of actual cost or market.

Product Development Costs

The Company utilizes third-party product developers and frequently enters into agreements with these developers that require it to make payments based on agreed-upon milestone deliverable schedules for game design and enhancements. The Company receives the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights for that game. The Company typically enters into these development agreements after it has completed the design concept for its products. The Company contracts with third-party developers that have proven technology and the experience and ability to build the designed video game as conceived by the Company. As a result, technological feasibility is determined to have been achieved at the time in which the Company enters the agreement and it therefore capitalizes such payments as prepaid product development costs. On a product-by-product basis, the Company reduces prepaid product development costs and records amortization using the proportion of current year unit sales and revenues to the total unit sales and revenues expected to be recorded over the life of the title. For its digital products, the Company amortizes prepaid product development costs into expense based upon the estimated downloads over the expected life of the product.

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

During the three and six months ended June 30, 2011, the Company wrote off approximately $1.8 and $2.3 million, respectively, of expense relating to costs incurred for the development of games that were abandoned during those periods, which amounts were recorded in research and development expense in the condensed consolidated statements of operations and comprehensive income (loss). There were no write-offs to research and development in the comparable 2012 periods. During the three and six months ended June 30, 2012 and 2011, the Company wrote off approximately $403,000 and $272,000, respectively, of product development costs relating to games that were still in development but not yet released, or games that were released but whose development costs were not expected to be recoverable. The Company determined that amounts incurred to develop the games were not recoverable from future sales of those games and included these amounts in cost of goods sold in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company uses various measures to estimate future revenues for its product titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

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

Certain licensing fees are capitalized on the condensed consolidated balance sheets in prepaid expenses and are amortized as royalties into cost of goods sold, on a title-by-title basis, at a ratio of current period revenues to the total revenues expected to be recorded over the remaining life of the title. Similar to product development costs, the Company reviews its sales projections quarterly to determine the likely recoverability of its capitalized licenses as well as any unpaid minimum obligations. When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based. In addition, the Company reviews licenses that contain guaranteed minimum payments and records expense to cost of goods sold for any unearned guaranteed minimum amounts that become payable to licensors.

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

Revenue Recognition

The Company earns its revenue from the sale of interactive software titles developed by and/or licensed from third party developers. The Company recognizes such revenue upon the transfer of title and risk of loss to its customers. Accordingly, the Company recognizes revenue for software titles when there is: (i) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order or an online order; (ii) the product is delivered; (iii) the selling price is fixed or determinable; (iv) collection of the customer receivable is deemed probable; and (v) the Company does not have any continuing obligations. Historically, the Company’s payment arrangements with customers typically provided net 30- and 60-day terms. Advances received from customers were deferred and reported on the Company’s condensed consolidated balance sheets under the caption accrued expenses and other current liabilities. Under the Company’s current distribution agreement, payments for cost of goods sold, plus a per-unit tech fee which represents an unearned advance against future royalties, are due to the Company within three to five business days of shipment of the goods. The cost of goods sold portion is recognized as revenue at the time of sale, while the per-unit unearned advance on royalties is deferred until such time that the Company receives information from its distributor that allows it to conclude that all components of the earnings process have been completed. Under the Company’s current sub-publishing and distribution agreement, the Company receives payments for per-unit advances based upon the manufacture, sale and sell-through of the Company’s product. These per-unit advances are deferred until such time that the Company receives information from its distributor that allows it to conclude that all components of the earnings process have been completed. Unearned advances are included in the caption accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. The Company utilizes digital platform operators, such as Apple and Microsoft, for the sale of certain of its digital games. The Company records revenue as downloads of the Company’s games are reported.

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

Equity-Based Compensation

The Company issued options to purchase shares of the Company’s common stock to a director during the six months ended June 30, 2011. Stock option grants vest over periods ranging from immediately to four years and expire within ten years of issuance. Stock options that vest in accordance with service conditions amortize over the applicable vesting period using the straight-line method.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of the Company’s stock price and estimated exercise behavior. The Company used the current market price to determine the fair value of the stock price for the March 8, 2011 grant. For the stock option modifications that occurred during the first quarter of 2012 and the second quarter of 2011, the Company used the current market price to determine the fair value of the stock price as of the modification date. The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants and modifications:

	Six Months Ended June 30,
	2012	2011
Risk-free interest rate	0.19%	0.06% – 2.47%
Expected stock price volatility	135.3%	60.0% – 82.77%
Expected term until exercise (years)	1	2 – 7
Expected dividend yield	None	None

For the three months ended March 31, 2011, the Company estimated the implied volatility for publicly traded options on its common shares as the expected volatility assumption required in the Black-Scholes option-pricing model. The selection of the implied volatility approach was based upon the historical volatility of companies with similar businesses and capitalization and the Company’s assessment that implied volatility was more representative of future stock price trends than historical volatility. Commencing with the second quarter of 2011, the Company began using a volatility calculation based upon its own daily stock price, as a more representative sample was available after its July 2010 stock offering and transfer to the NASDAQ stock market, and subsequently to the OTC market.

Income (Loss) Per Share

Basic income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. A 2010 restricted stock grant, of which 44,310 and 110,775 shares were unvested as of June 30, 2012 and 2011, respectively, was excluded from the basic EPS calculation. Diluted EPS is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants, options and convertible securities outstanding during the same period, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. For the three months ended June 30, 2012, no stock options and 11,761,979 warrants were included in the weighted average shares outstanding for the period. For the six months ended June 30, 2012, no stock options and 11,761,979 warrants were included in the weighted average shares outstanding for the period. The Company accounts for convertible loans using the “if converted” method. Under this method, the convertible loans are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion of price of $0.40 per share, and interest expense, net of taxes, related to the convertible loans is added back to net income. For the three months ended June 30, 2012, this resulted in the inclusion of an additional 9,431,312 shares outstanding for the period and the add back of approximately $212,000 of interest expense to net income. For the six months ended June 30, 2012, this resulted in the inclusion of an additional 6,134,791 shares outstanding for the period and the add back of approximately $269,000 of interest expense to net income.The Company incurred a net loss for the three and six-month periods ended June 30, 2011, therefore the diluted loss per share is the same as basic loss per share.

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

The Company follows the provisions of FASB Accounting Standards Codification Topic 740 regarding the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. As of June 30, 2012, the Company believes it does not have any material unrecognized tax liability from tax positions taken during the current or any prior period. In addition, as of June 30, 2012, tax years 2008 through 2011 remain within the statute of limitations and are subject to examination by tax jurisdictions. The Company’s policy is to recognize any interest and penalties accrued on unrecognized tax benefits as part of income tax expense.

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

As of June 30, 2012 and December 31, 2011, the carrying value of cash, accounts receivable and due from factor, inventory, prepaid expenses, accounts payable, and accrued expenses were reasonable estimates of the fair values because of their short-term maturity. The carrying value of financing arrangements, loan agreements and notes payable are reasonable estimates of fair value because interest rates closely approximate market rates.

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

NOTE 4. INVENTORY, NET

Inventory consisted of:

	(Amounts in Thousands)
	June 30,	December 31,
	2012	2011
Finished products	$–	$12
Parts & supplies	–	119
Total	$–	$131

The Company utilized its remaining catalogue inventory of approximately $131,000 as partial settlement of a vendor obligation in March 2012.

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	June 30,	December 31,
	2012	2011
Prepaid royalties	$76	$76
Other	107	107
Totals	$183	$183

NOTE 6. PRODUCT DEVELOPMENT COSTS, NET

The Company’s capitalized product development costs for the six months ended June 30, 2012 were as follows (amounts in thousands):

Product development costs, net – December 31, 2011	$1,410
New product development costs incurred	497
Write-off of product development costs	(403)
Amortization of product development costs	(189)
Product development costs, net – June 30, 2012	$1,315

Amortization of product development costs for the three months ended June 30, 2012 and 2011 was approximately $128,000 and $1,300,000, respectively. Amortization of product development costs for the six months ended June 30, 2012 and 2011 was approximately $189,000 and $2,500,000, respectively. For the six months ended June 30, 2012, write-off of product development costs consisted of approximately $403,000 written off to cost of goods sold. For the six months ended June 30, 2011, write-off of product development costs consisted of approximately $2,300,000 written off to research and development expense, approximately $272,000 written off to cost of goods sold, and approximately $100,000 written off to selling and marketing expense. The Company has classified approximately $1,300,000 of product development costs as current assets and approximately $53,000 as long-term assets as of June 30, 2012.

NOTE 7. CREDIT AND FINANCING ARRANGEMENTS AND LONG-TERM DEBT

The Company used Purchase Order Financing and Receivable Financing through June 2011. In June 2011, the Company terminated those financing arrangements and entered into a Limited Recourse Agreement which remained in effect through the balance of 2011 and into 2012. In March 2012, the Company and MMB entered into a Loan Agreement which replaced a portion of the Limited Recourse Agreement. The Company’s various credit and financing arrangements are described below.

Purchase Order Financing

Zoo Publishing previously utilized purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacture of video game products. Under the terms of the agreement (the “Assignment Agreement”), Zoo Publishing assigned purchase orders received from customers to Wells Fargo, and requested that Wells Fargo purchase the required materials to fulfill such purchase orders. Wells Fargo, which could accept or decline the assignment of specific purchase orders, retained Zoo Publishing to manufacture, process and ship ordered goods, and paid Zoo Publishing for its services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigned the applicable purchase order to the Company. On June 24, 2011, Zoo Publishing, the Company and Wells Fargo entered into a Termination Agreement.  Pursuant to the Termination Agreement, the Company paid off the balance due of approximately $148,000 and paid $50,000 in full satisfaction of the commitment fee required under the agreement. The commitment fee was included in general and administrative expenses at that date in the consolidated statements of operations and comprehensive income (loss).  Wells Fargo released all security interests that they and their predecessors held in the Company’s assets.

There were no amounts outstanding as of June 30, 2012 and December 31, 2011. The effective interest rate on advances was 5.25% as of the termination date. The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and were approximately $0 and $17,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $0 and $65,000 for the six months ended June 30, 2012 and 2011, respectively.

Receivable Financing

Zoo Publishing previously utilized a factoring agreement, as amended (the “Original Factoring Agreement”) with Working Capital Solutions, Inc. (“WCS”) for the approval of credit and the collection of proceeds from a portion of its sales. Under the terms of the Original Factoring Agreement, Zoo Publishing sold its receivables to WCS, with recourse.  WCS, in its sole discretion, determined whether or not it would accept each receivable based upon the credit risk factor of each individual receivable or account.  Once a receivable was accepted by WCS, WCS provided funding subject to the terms and conditions of the Original Factoring Agreement.  The amount remitted to Zoo Publishing by WCS equaled the invoice amount of the receivable adjusted for any discounts or allowances provided to the account, less a reserve percentage (which amount was 30% at the termination of the agreement) which was deposited into a reserve account established pursuant to the Original Factoring Agreement, less allowances and fees.  The amounts to be paid by Zoo Publishing to WCS for any accepted receivable included a factoring fee for each ten (10) day period the account was open (which fee was 0.56% at the termination of the agreement).  Since WCS acquired the receivables with recourse, the Company recorded the gross receivables including amounts due from its customers to WCS and it recorded a liability to WCS for funds advanced to the Company from WCS. On June 24, 2011, the Company terminated its agreement with WCS (the “WCS Termination Agreement”).

During the six months ended June 30, 2012 and 2011, the Company sold $0 and approximately $11,600,000, respectively, of receivables to WCS with recourse.  At June 30, 2012 and December 31, 2011, accounts receivable and due from factor were $0 and there were no advances outstanding to the Company as of June 30, 2012 or December 31, 2011.  The interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and were $0 and approximately $124,000 for three months ended June 30, 2012 and 2011, respectively, and were $0 and approximately $574,000 for the six-month periods ended June 30, 2012 and 2011, respectively.

Limited Recourse Agreement

On June 24, 2011, in connection with the WCS Termination Agreement, WCS agreed to assign all of its rights, title and interest in and to the Original Factoring Agreement and all Collateral to Panta Distribution, LLC (“Panta”) pursuant to a Limited Recourse Agreement, dated as of June 24, 2011 (the “Limited Recourse Agreement”). On June 24, 2011, the Company and Panta also entered into an Amended and Restated Factoring and Security Agreement (the “New Factoring Agreement”), pursuant to which the Company agreed to pay Panta all outstanding indebtedness under the Limited Recourse Agreement and to sell to Panta its accounts receivable with recourse. Under the terms of the agreement and subsequent amendment, total actual borrowings of approximately $2,600,000 and accrued interest due of approximately $1,200,000 were required to be repaid by December 4, 2011. On October 7, 2011, the Company was notified by Panta that it was in default under the terms of the agreements; accordingly, the Company accelerated all amounts owed to Panta at that date to currently due and payable and began accruing interest at the default rate of fifteen percent (15%) per annum.

On October 28, 2011, Zoo Publishing entered into the Second Amended and Restated Factoring and Security Agreement (the “Second New Factoring Agreement”) with Panta and MMB, pursuant to which the parties agreed to amend the New Factoring Agreement, to reflect the assignment by Panta to MMB of documents and accounts, including related collateral security, under the New Factoring Agreement, and to amend certain other terms and conditions of the New Factoring Agreement. In connection with the Second New Factoring Agreement, Panta agreed to assign all of its rights, title and interest in and to the New Factoring Agreement to MMB, as agent for itself and Panta, pursuant to a Limited Recourse Assignment, dated as of October 28, 2011 (the “Limited Recourse Assignment”), for a purchase price of $850,000. Panta retained an interest in the principal amount of approximately $186,000 (together with interest and fees accruing thereon), owed by Zoo Publishing under the New Factoring Agreement.  Under the Second New Factoring Agreement, MMB, as agent for itself and Panta, agreed to temporarily forbear from exercising certain of its rights under default provisions therein until the earlier of November 11, 2011, or the occurrence of an additional default or breach by the Company, unless otherwise waived by MMB. All default interest accrued at the default interest rate of 15% per annum on amounts outstanding to MMB and Panta. Pursuant to the Second New Factoring Agreement, the Company agreed to make scheduled repayments to MMB, as agent for itself and Panta, with respect to obligations owed by it beginning November 4, 2011 and through December 4, 2011 in the cumulative principal amount owed of approximately $1,036,000.  The Second New Factoring Agreement terminates upon the later of: (i) the collection by MMB of all of the Purchased Accounts (as defined in the Second New Factoring Agreement); and (ii) the collection by Panta of approximately $1,036,000 net of all Incurred Expenses (as defined in the Second New Factoring Agreement). Zoo Publishing granted MMB a first priority security interest in certain of its assets as set forth in the Second New Factoring Agreement. MMB is controlled by David E. Smith, a former director of the Company, Jay A. Wolf, Executive Chairman of the Board of Directors of the Company and certain other parties.

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

On March 9, 2012, the amounts due to MMB were repaid utilizing borrowings under the Loan Agreement. Borrowings and accrued interest owed to Panta in the amount of approximately $210,000 remained outstanding as of June 30, 2012.

Loan Agreement

On March 9, 2012, the Company and MMB entered into the Loan Agreement, pursuant to which MMB agreed to provide the Company with loans totaling approximately $4,381,110. These loans were granted: (i) to repay and satisfy all of Zoo’s obligations to MMB under the Second Amended and Restated Factoring and Security Agreement, dated as of October 28, 2011, as amended through February 29, 2012, and totaling approximately $1,831,000; (ii) for purposes of settling, at a discount, certain obligations to unsecured creditors of the Company (the “Existing Unsecured Claims”); and (iii) for working capital and other purposes permitted under the Loan Agreement. Under the Loan Agreement, the Company borrowed the entire $4,381,110 as of June 30, 2012. The interest rate under the Loan Agreement is ten percent (10%) per annum, or eighteen percent (18%) per annum upon the occurrence of an event of default. The maturity date of the loans is March 31, 2014. The amounts under the Loan Agreement are secured by a first priority security interest (except to the extent subordinated by the Factoring Agreement) on all of the assets of the Company. At any time during the term of the Loan Agreement, MMB may convert all of the loan balance into the Company’s common stock at a conversion price of $0.40 per share. In connection with the Loan Agreement, the Company issued MMB immediately exercisable warrants to purchase up to 10,952,775 shares of the Company’s common stock at $0.40 per share, which warrants are exercisable through March 31, 2017. The Company has agreed to provide MMB with certain registration rights with respect to its common stock issued in connection with the Loan Agreement and the warrants. The Loan Agreement contains representations and warranties and affirmative and negative covenants, as negotiated by the parties to the agreement. The fair value of the warrants issued in connection with the Loan Agreement resulted in the Company recording a deferred debt discount, which reduced the face amount of the indebtedness to approximately $1,400,000 at the date of issuance. The deferred debt discount is amortized into interest expense over the term that the borrowings are outstanding utilizing the effective interest method. Refer to Note 16 – Subsequent Events, for further information.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(Amounts in Thousands)
	June 30,	December 31,
	2012	2011

Operating expenses	$307	$1,078
Product development costs	–	600
Due to customers	807	413
Unearned advances	410	791
Royalties	528	3,344
Interest	114	63
Total	$2,166	$6,289

NOTE 9. NOTES PAYABLE

Outstanding notes payable are as follows:

	(Amounts in Thousands)
	June 30,	December 31,
	2012	2011
2.95% note due June 2012, assumed from Zoo Publishing acquisition	$–	$184
Obligation arising from Zoo Publishing acquisition	600	600
New World IP, LLC Note	–	1,100
Zen Factory Group, LLC Promissory Notes	–	793
Total	600	2,677
Less current portion	220	1,137
Non-current portion	$380	$1,540

In conjunction with a May 2011 separation agreement with David Rosenbaum, Zoo Publishing’s former President, $620,000 due to Mr. Rosenbaum from the acquisition of Zoo Publishing, Inc. was converted from a current obligation recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets at the date of agreement, to a non-interest-bearing note payable. At June 30, 2012, $220,000 of the remaining amount due was classified as current and $380,000 was classified as non-current. Payments of $10,000 per month were due beginning July 2011, with a final payment of all remaining unpaid amounts due October 2013. In March 2012, the Company entered into an agreement to settle the unpaid obligation for $31,950 cash and 220,745 shares of the Company’s common stock. The Company will extinguish the liability at the date the common stock is issued.

In conjunction with its March 2012 settlements of obligations, the Company entered into agreements to settle approximately $2,100,000 of notes payable that were recorded on the Company’s consolidated balance sheets at December 31, 2011, as well as all accrued interest due as of the date of the settlements, for approximately $268,000 cash and 768,551 shares of the Company’s common stock valued at approximately $827,000, based on the closing price of the Company’s common stock on the date the shares were issued to each creditor.

NOTE 10. INCOME TAXES

The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. For the three and six months ended June 30, 2012, a federal income tax expense recorded at a 34% rate against the Company’s income for the periods was offset fully by a decrease in the Company’s valuation allowance against its deferred tax assets. Realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income, the timing and amounts of which, if any, are uncertain. Based on the Company’s history of operating losses and the uncertainty surrounding the Company’s ability to generate future income, the Company was unable to conclude that it is more likely than not that the deferred tax assets will be realized. Accordingly, the Company has recorded a valuation allowance against substantially all of its deferred tax assets at June 30, 2012 and December 31, 2011.

The Company paid approximately $2,000 and $8,000 to various state jurisdictions for income taxes during the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the Company had approximately $1,200,000 of available capital loss carryforwards which expire in 2013. A valuation allowance of approximately $416,000 has been recognized to offset the deferred tax assets related to these carryforwards. If the Company is able to utilize the carryforwards in the future, the tax benefit of the carryforwards will be applied to reduce future capital gains of the Company.

As of June 30, 2012, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $25,500,000. This amount included approximately $1,600,000 of acquired NOLs which cannot be immediately utilized as a result of statutory limitations. As a result of such statutory limitations, the Company will only be able to utilize approximately $160,000 of NOL and capital loss carryforwards per year. The federal NOL carryforwards will begin to expire in 2028. The Company has state NOL carryforwards of approximately $24,000,000 which will be available to offset taxable state income during the carryforward period. The state NOL carryforwards will begin to expire in 2031.

NOTE 11. STOCKHOLDERS’ DEFICIT AND STOCK-BASED COMPENSATION ARRANGEMENTS

On May 17, 2012, the Company’s stockholders voted to decrease the number of authorized shares of common stock of the Company from 3,500,000,000 shares of common par value $0.001 per shares to 295,000,000 shares of common stock par value $0.001 per share. As of June 30, 2012, there were authorized 5,000,000 shares of preferred stock, par value $0.001.

Common Stock

As of June 30, 2012, there were 10,140,204 shares of common stock issued and 10,127,201 shares of common stock outstanding.

In conjunction with the settlement of certain obligations, during the first six months of 2012, the Company issued 2,115,765 shares of common stock valued at approximately $1,900,000.

On February 11, 2010, the Board of Directors approved the issuance of 281,104 shares of restricted common stock to various members of the Board of Directors. The fair value of the restricted common stock grants was determined to be $397,000, based on the price of the Company’s equity raise in the fourth quarter of 2009 and a marketability discount. The Company expensed approximately $50,000 during each of the six-month periods ending June 30, 2012 and 2011. The remaining balance as of June 30, 2012 of approximately $62,000 will be expensed throughout the remaining vesting period of the restricted common stock grants until February 2013.

The following table summarizes the activity of non-vested restricted stock:

Non-vested shares at December 31, 2011	77,543
Shares granted	–
Shares forfeited	–
Shares vested	(33,233)
Non-vested shares at June 30, 2012	44,310

Preferred Stock

As of June 30, 2012 and December 31, 2011, there were no shares of preferred stock issued or outstanding.

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

In March 2012, in conjunction with a separation agreement with the Company’s former Chief Financial Officer, the Company’s Board of Directors agreed to extend the term of all vested stock options of the former Chief Financial Officer until April 15, 2013. Without such modification, the options would have expired 90 days after the date of separation from the Company. The modification to the stock option awards resulted in incremental expense of approximately $13,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive income (loss) at that date, as the options were fully vested and no further service was required from the former employee.

On March 8, 2011, the Company granted options to purchase 42,138 shares of common stock to a newly-appointed director at an exercise price of $3.86 per share, pursuant to the 2007 Plan.

A summary of the status of the Company’s outstanding stock options as of June 30, 2012 and changes during the period is presented below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2011	1,155,883	$3.64
Granted	–	$–
Forfeited and expired	(126,803)	$2.54
Outstanding at June 30, 2012	1,029,080	$3.78
Options exercisable at June 30, 2012	969,466	$3.86

The following table summarizes information about outstanding stock options at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1,548.00	219	3.3	$1,548.00	219	$1,548.00
$1,350.00	235	6.2	$1,350.00	235	$1,350.00
$912.00	1,171	6.2	$912.00	1,171	$912.00
$180.00	1,250	6.6	$180.00	1,250	$180.00
$5.50	14,000	2.4	$5.50	11,000	$5.50
$3.86	42,138	8.7	$3.86	33,035	$3.86
$2.46	250,795	4.5	$2.46	232,284	$2.46
$1.56	44,000	6.1	$1.56	15,000	$1.56
$1.50	675,272	5.8	$1.50	675,272	$1.50
$1.50 to $1,548.00	1,029,080	5.6	$3.78	969,466	$3.86

The following table summarizes the activity of non-vested outstanding stock options:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Non-vested shares at December 31, 2011	229,646	$3.01	8.9
Options granted	–	$–
Options vested	(153,152)	$3.26
Options forfeited or expired	(16,880)	$2.87
Non-vested shares at June 30, 2012	59,614	$2.39	8.6

As of June 30, 2012, there was approximately $92,000 of unrecognized compensation costs related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.8 years.

At June 30, 2012, there were 1,103,770 shares available for issuance under the 2007 Plan.

The intrinsic value of options outstanding at June 30, 2012 was $0.

Warrants

As of June 30, 2012, there were 12,587,843 warrants outstanding with terms expiring through 2017, all of which are currently exercisable.

On June 15, 2012, in conjunction with the settlement of an outstanding obligation, the Company issued to a former creditor a warrant to purchase 365,000 shares of the Company’s common stock at a price of $0.50 per share. The warrant was immediately exercisable and expires on June 15, 2017. The Company valued the warrant at approximately $202,000 at the date of grant.

On March 9, 2012, in conjunction with the MMB Loan Agreement, the Company issued to MMB a warrant to purchase 10,952,775 shares of the Company’s common stock at a price of $0.40 per share. The warrant was immediately exercisable and expires on March 31, 2017. The Company valued the warrant at approximately $1.6 million at the date of grant.

A summary of the status of the Company’s outstanding warrants as of June 30, 2012 and changes during the period then ended are presented below:

	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2011	1,270,068	$6.82
Granted	11,317,775	$0.40
Exercised	–	$–
Outstanding at June 30, 2012	12,587,843	$1.05
Warrants exercisable at June 30, 2012	12,587,843	$1.05

The following table summarizes information about outstanding warrants at June 30, 2012:

	Warrants Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$1,704.00	2,383	1.0	$1,704.00
$1,278.00	531	1.0	$1,278.00
$180.00	12,777	2.2	$180.00
$6.00	6,818	1.0	$6.00
$1.96	803,355	1.6	$1.96
$0.50	365,000	5.0	$0.50
$0.40	10,952,775	4.8	$0.40
$0.01	444,204	2.5	$0.01
$0.01 to $1,704.00	12,587,843	4.5	$1.05

NOTE 12. INTEREST EXPENSE

	(Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest on various notes	$–	$–	$27	$–
Interest arising from amortization of debt discount	116	–	155	–
Interest on financing arrangements	104	181	168	679
Interest expense	$220	$181	$350	$679

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2012 and 2011 is as follows:

	(Amounts in Thousands)
	Six Months Ended June 30,
	2012	2011
Supplemental Data:
Cash paid for interest	$215	$936
Cash paid for income taxes	$2	$8

Supplemental schedule of non-cash investing and financing activities:
Exchange of inventory in partial satisfaction of outstanding obligation	$131	$1,680
Issuance of common stock in partial satisfaction of current liabilities	$1,890	$–
Issuance of warrant in partial satisfaction of current liability	$202	$–
Cashless exchange of 572,990 warrants for 570,867 shares of common stock	$–	$1
Reclassification of acquisition obligation to note payable	$–	$620

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

The following table sets forth the retirement trust’s approximate benefit obligations, fair value of the plans assets, and funded status for the defined benefit pension plan for the six months ended June 30, 2012.

Change in benefit obligation
Benefit obligation at January 1, 2012	$1,148,107
Service cost	–
Interest cost	28,703
Actuarial gain	(1,142)
Disbursements	(6,652)
Benefit obligation at June 30, 2012	$1,169,016
Change in plan assets
Fair value of plan assets at January 1, 2012	$899,328
Employer contributions	–
Benefit payments	(6,652)
Actual return on assets	35,805
Fair value of plan of assets at June 30, 2012	$928,481
Funded status	$(240,535)

The amount unfunded as of December 31, 2011 was approximately $249,000.

Net periodic pension cost for the period January 1, 2012 through June 30, 2012 consists of the following:

Service costs	$–
Interest costs	28,703
Expected return on assets	(26,990)
Amortization costs	5,526
Net periodic pension cost	$7,239

Actuarial assumptions are described below:
Discount rate	5.00%
Expected long-term rate of return on plan assets	6.00%
Rate of compensation increase	0.00%

Amounts recognized in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Non-current liabilities	$240,535	$248,779

Amounts recognized in accumulated other comprehensive income for the six months ended June 30, 2012:

Minimum pension liability	$23,621

Accrued pension expense as of June 30, 2012	$7,239

The following table sets forth, by level, within the fair value hierarchy, the plan’s assets measured at fair value as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Cash/Money Market/CDs	$15,615	$–	$–	$15,615
Mutual Funds	912,866	–	–	912,866
Total Investments at Fair Value	$928,481	$–	$–	$928,481

The following table sets forth, by level, within the fair value hierarchy, the plan’s assets measured at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Cash/Money Market/CDs	$25,924	$–	$–	$25,924
Mutual Funds	873,404	–	–	873,404
Total Investments at Fair Value	$899,328	$–	$–	$899,328

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the remaining 2012 year is approximately $7,000.

NOTE 15. LITIGATION

On July 22, 2011, Bruce E. Ricker, individually and on behalf of all purchasers of the common stock of the Company from July 7, 2010 through April 15, 2011, filed a putative class action complaint in the United States District Court for the Southern District of Ohio. Mr. Ricker was appointed lead plaintiff on October 19, 2011, and he filed an amended complaint on December 12, 2011. The amended complaint alleges that the Company, Mark Seremet, the Company's Chief Executive Officer, and David Fremed, the Company's former Chief Financial Officer, knowingly or recklessly violated the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making false material statements in connection with certain financial statements of the Company or by failing to disclose material information in order to make the financial statements not misleading. Specifically, the amended complaint relies upon the Company's April 15, 2011 restatement of its unaudited consolidated financial statements for the three months ended March 31, 2010, the three and six months ended June 30, 2010, and the three and nine months ended September 30, 2010, as the basis for its allegations that the Company's financial statements filed for those periods contained materially false statements. Defendants filed a motion to dismiss the amended complaint, which was then fully briefed and argued to the court on May 10, 2012. On July 30, 2012, the court issued an opinion and order granting the motion to dismiss in its entirety, dismissing all claims and closing the case. On August 2, 2012, the plaintiffs filed a notice of appeal as to the dismissal.

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

NOTE 16. SUBSEQUENT EVENT

On July 30, 2012, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with MMB, pursuant to which the parties agreed to amend that certain Loan and Security Agreement dated as of March 9, 2012, by and between the Company and MMB. Pursuant to the First Amendment, MMB agreed to provide up to $1,600,000 in additional funding to the Company under the Loan and Security Agreement under the same terms and conditions. In connection with the First Amendment, the Company issued MMB an immediately exercisable warrant to purchase up to 4,000,000 shares of its common stock at $0.40 per share, which warrant is exercisable through July 30, 2017. In addition, MMB notified the Company that it was exercising its right to convert all accrued and unpaid interest outstanding under the Loan and Security Agreement through June 30, 2012, which amount was approximately $114,480, into the outstanding loan balance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included in this report. In this discussion, the words “Company,” “we,” “our,” and “us” refer to the Company and its operating subsidiaries, Zoo Games, Zoo Publishing, and indiePub, Inc. This discussion contains certain forward-looking statements that involve substantial risks, assumptions and uncertainties. When used in this report, the words “anticipates,” “believes,” “estimates,” “projects,” “plans,” “seeks,”“expects,” “may,” “should,” “will” and similar expressions, or the negative versions thereof, are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, other reports we file with the Securities and Exchange Commission and elsewhere herein. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

We are a developer and publisher of downloadable games for “connected services” including mobile devices, Microsoft’s Xbox Live Arcade (“XBLA”), Sony’s PlayStation Network (“PSN”), Nintendo’s DsiWare, Facebook, and Steam, a platform for hosting and selling downloadable PC/Mac software.

Our current overall business strategy has shifted with the changes we are seeing within the industry. In 2011, we began phasing out our retail business and focusing on the digital market. Our digital business strategy centers on bringing fresh, innovative content to digital distribution channels and mobile devices. We utilize our indiePub website (www.indiePub.com), as an innovative content creation site that is designed to unearth content for future development and eventual publication. indiePub intends to release a unique distribution platform that will allow anyone to sell and monetize apps. In May 2012, we changed our name from Zoo Entertainment, Inc. to indiePub Entertainment, Inc. to reflect our change in focus to a digital business.

Currently, we have determined that we operate in one segment in the United States.

Results of Operations

For the Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our consolidated condensed statements of operations and comprehensive income (loss):

	(Amounts in Thousands Except Per Share Data) For the Three Months Ended June 30,
	2012		2011

Revenue	$69	100%	$3,651	100%
Cost of goods sold	579	839	6,100	167
Gross loss	(510)	(739)	(2,449)	(67)
Operating expenses:
General and administrative	836	1,212	2,739	75
Selling and marketing	104	150	715	20
Research and development	–	–	1,802	49
Impairment of intangible assets	–	–	1,749	48
Depreciation and amortization	24	35	453	12
Total operating expenses	964	1,397	7,458	204
Loss from operations	(1,474)	(2,136)	(9,907)	(271)
Gain on extinguishment of liabilities	2,392	3,466	–	–
Other expense	(47)	(68)	–	–
Interest expense	(220)	(319)	(181)	(5)
Income (loss) from operations before income taxes	651	943	(10,088)	(276)
Income taxes	–	–	–	–
Net income (loss)	$651	943%	$(10,088)	(276)%
Income (loss) per common share – basic	$0.07		$(1.54)
Income (loss) per common share – diluted	$0.04		$(1.54)

Net Revenues. Net revenues for the three months ended June 30, 2012 were approximately $69,000, compared to approximately $3.7 million for the comparable 2011 period. Our revenue for the quarter was provided primarily from our digital sales. Consistent with our shift to a digital strategy, in July 2011, we entered into a distribution agreement for the sale of our legacy console product. Under the distribution agreement, we sold our legacy games at prices at or slightly above the value of the inventory, plus a per-unit tech fee, which represented an unearned advance against future profit sharing with our distributor on such sales. All unearned advances invoiced are deferred until such time when we receive information from our distributor that allows us to conclude that all components of the earnings process have been completed. During the second quarter of 2012, we did not recognize any revenue related to the distribution agreement.

During the second quarter of 2011, our sales consisted primarily of casual game sales in North America. The breakdown of gross sales by platform for the second quarter of 2011 was approximately 74% for the Nintendo Wii platform and approximately 26% for the Nintendo DS platform. The 2011 period consisted of approximately 377,000 units sold in North America at an average gross price of $10.15 per unit.

Gross Loss. Gross loss for the three months ended June 30, 2012 was approximately $(510,000), or (739)% of net revenue, while gross loss for the three months ended June 30, 2011 was approximately $(2.4) million, or (67)% of net revenue. The costs included in cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. During the second quarter of 2012, net revenues were derived primarily from sales of our digital games. Certain digital games released during 2011 and 2012 experienced sales below expectations during the 2012 period. In addition, during the second quarter of 2012, we downwardly revised sales expectations for several products currently in production, as well as two games currently being sold, which resulted in an additional $403,000 of product development cost during the period. The 2011 sales were primarily catalogue product sold at a price slightly above the value of the inventory at that date, therefore generating minimal gross profit. The gross margin was further adversely affected by the accelerated amortization of approximately $1.2 million of product development costs on our catalogue products due to reforecasting of projected future sales of each game in conjunction with the Company’s move towards its digital strategy. In addition, during the second quarter of 2011, we downwardly revised sales expectations for two products that we intended to release late in 2011, which resulted in an additional $272,000 of product development costs. Increased inventory reserves for product sold below cost or that we could be unable to sell accounted for approximately $683,000 of additional expense during the quarter, and approximately $200,000 of additional royalty expense was recorded as a result of changes in estimated unit sales for certain products.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2012 were approximately $836,000 as compared to approximately $2.7 million for the comparable period in 2011. Non-cash stock-based compensation included in general and administrative expenses for the three months ended June 30, 2012 was approximately $55,000. For the three months ended June 30, 2011, non-cash stock-based compensation was approximately $647,000, and included approximately $534,000 of expense related to the modification of stock option awards granted primarily to our Chief Executive Officer and our former Zoo Publishing President. The departmental costs included in general and administrative expenses include executive, finance, legal, information technology, product development, administration, warehouse operations and digital/indiePub initiatives. The decrease in general and administrative expenses was due primarily to savings in salaries and associated benefits and payroll taxes of approximately $505,000. The decrease was due to a reduction in headcount in the 2012 period compared to the 2011 period, combined with cost savings from benefit plan changes that took effect in the third quarter of 2011. The expiration of fee agreements with certain of our current and former executives for their guarantees of our previous accounts receivable factoring facility accounted for an additional savings of approximately $101,000 during the quarter. In addition, rent expense was reduced by approximately $122,000 due to the relocation of our corporate office to a location more compatible with our anticipated space requirements. These savings were partially offset by increased consulting fees during the period. The 2011 period also included approximately $465,000 of expenses related to the early retirement and commitment fees paid to terminate the WCS and Wells Fargo financing facilities and related professional fees. The indiePub and digital initiative costs included in general and administrative expenses for the 2012 period were approximately $74,000, compared to approximately $192,000 for the comparable 2011 period. The savings was due to reduced head count in the 2012 period, the capitalization of certain costs in 2012 related to the development of the indiePub website, and the elimination of office space leased in the 2011 period for indiePub employees.

Selling and Marketing Expenses. Selling and marketing expenses decreased from approximately $715,000 for the three months ended June 30, 2011 to approximately $104,000 for the three months ended June 30, 2012. Beginning in April 2011, we began eliminating the majority of our sales force associated with our retail boxed games. In July 2011, this elimination was completed when we entered into a distribution agreement for the sale of our legacy console products.

Research and Development Expenses. We incurred research and development expenses of approximately $1.8 million during the second quarter of 2011 to expense costs relating to the development of games that were abandoned during the period. There were no write-offs in the comparable 2012 period.

Impairment of Intangible Assets. During the first six months of 2011, we continued to incur significant losses due primarily to a decline in the retail market for our products. In July 2011, our wholly-owned subsidiary, Zoo Publishing, entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute Zoo’s legacy console assets. The losses, coupled with a substantially revised reduction in projected unit sales, and an acceleration of our shift from the retail boxed product, triggered us to test our definite-lived intangible assets for potential impairment. As a result, we recorded an impairment loss of approximately $1.7 million related to our acquisition of Zoo Publishing in 2007, in accordance with the provisions of ASC 360-10-35-47. Of the $1.7 million of impairment, approximately $0.7 million was related to trademarks and the remaining $1.0 million was related to content.

Depreciation and Amortization Expenses. Depreciation expense for the three months ended June 30, 2012 was approximately $24,000 compared to depreciation expense of approximately $453,000 for the comparable 2011 period. The amortization of intangible assets was approximately $420,000 for the three months ended June 30, 2011. The Company’s intangible assets were fully amortized as of December 31, 2011, resulting in no further amortization expense.

Interest Expense. Interest expense for the three months ended June 30, 2012 was approximately $220,000, compared to approximately $181,000 for the three months ended June 30, 2011. The 2012 period interest expense includes approximately $8,000 of default interest related to our Panta agreement (as described below under Limited Recourse Agreement), approximately $96,000 related to our new MMB Loan (as described below under Loan Agreement), and approximately $116,000 of interest related to the amortization of the deferred debt discount associated with a warrant issued during the period. The 2011 period includes approximately $124,000 of interest for the receivable factoring facility, approximately $17,000 of interest for the purchase order financing facility, and approximately $40,000 for the Panta note.

Gain on Extinguishment of Liabilities. During the first half of 2012, we entered into agreements with multiple unsecured creditors for the settlement of amounts due to them. During the second quarter of 2012, we recorded a gain on completed settlements of approximately $2.4 million. We settled these liabilities with a combination of cash, inventory, shares of our common stock, and warrants to purchase our common stock.

Income Taxes. For the three months ended June 30, 2012, we recorded pre-tax income of approximately $651,000 due to the gain recognized on the settlement of certain liabilities with our unsecured creditors. Income tax expense was recorded at a rate of 0% for the period. This rate includes federal tax expense at a 34.0% rate, state tax expense, net of federal benefit, of 2.3%, and miscellaneous adjustments of 5.3%. This income tax expense was offset entirely by a decrease in our valuation allowance of 41.6%. For the three months ended June 30, 2011, we recorded a pre-tax loss of approximately $(10.0) million. All income tax benefits related to this loss were fully offset by an increase in the valuation allowance against our deferred tax assets, as we could not conclude that it was more likely than not that the benefit would be realized.

Income (Loss) Per Common Share. Basic income per share for the three months ended June 30, 2012 was approximately $0.07 based on weighted average shares outstanding for the period of approximately 9.9 million shares. Diluted income per share for the three months ended June 30, 2012 was approximately $0.04 based on weighted average shares outstanding for the period of approximately 24.6 million shares. The basic and diluted loss per share for the three months ended June 30, 2011 was $(1.54) based on weighted average shares outstanding for the period of approximately 6.6 million shares.

For the Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our condensed consolidated statements of operations and comprehensive income (loss):

	(Amounts in Thousands Except Per Share Data) For the Six Months Ended June 30,
	2012		2011

Revenue	$474	100%	$7,432	100%
Cost of goods sold	750	158	10,791	145
Gross loss	(276)	(58)	(3,359)	(45)
Operating expenses:
General and administrative	2,615	552	4,938	67
Selling and marketing	173	36	1,760	24
Research and development	–	–	2,263	30
Impairment of intangible assets	–	–	1,749	24
Depreciation and amortization	55	12	906	12
Total operating expenses	2,843	600	11,616	157
Loss from operations	(3,119)	(658)	(14,975)	(202)
Gain on extinguishment of liabilities	6,561	1,384	–	–
Other expense	(65)	(13)	–	–
Interest expense	(350)	(74)	(679)	(9)
Income (loss) from operations before income taxes	3,027	639	(15,654)	(211)
Income taxes	–	–	–	–
Net income (loss)	$3,027	639%	$(15,654)	(211)%
Income (loss) per common share – basic	$0.34		$(2.47)
Income (loss) per common share – diluted	$0.17		$(2.47)

Net Revenues. Net revenues for the six months ended June 30, 2012 were approximately $474,000, compared to approximately $7.4 million for the comparable 2011 period. Consistent with our shift to a digital strategy, in July 2011, we entered into a distribution agreement for the sale of our legacy console product. Under the distribution agreement, we sold our legacy games at prices at or slightly above the value of the inventory, plus a per-unit tech fee, which represented an unearned advance against future profit sharing with our distributor on such sales. All unearned advances invoiced are deferred until such time when we receive information from our distributor that allows us to conclude that all components of the earnings process have been completed. During the first six months of 2012, we recognized into revenue approximately $415,000 of royalties under the distribution agreement. The remainder of our revenue was derived from sales of our digital games.

During the first six months of 2011, our sales consisted primarily of casual game sales in North America. The breakdown of gross sales by platform for the first half of 2011 was approximately 70% for the Nintendo Wii platform, approximately 24% for the Nintendo DS platform, approximately 3% for the Sony PS3 platform, and approximately 3% for the Xbox 360 platform. The 2011 period consisted of approximately 654,000 units sold in North America at an average gross price of $13.10 per unit.

Gross Loss. Gross loss for the six months ended June 30, 2012 was approximately $(276,000), or (58)% of net revenue, while gross loss for the six months ended June 30, 2011 was approximately $(3.4) million, or (45)% of net revenue. The costs included in cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. During the first six months of 2012, net revenues were derived primarily from royalties earned under our sales and distribution agreement, for which sales we had previously recorded royalty and product development expense, which positively impacted our gross margin.This positive impact was partially offset by approximately $70,000 of royalty expense for one of our products sold under a distribution agreement, for which we recorded no revenue during the first six months of 2012. Certain digital games released during 2011 and 2012 experienced lagging sales during the second quarter of 2012. In addition, during the second quarter of 2012, we downwardly revised sales expectations for several products currently in production, as well as for two games currently being sold, which resulted in an additional $403,000 of product development costs during the period. The 2011 sales were primarily catalogue product sold at a price slightly above the current value of the inventory, therefore generating minimal gross profit. The gross margin was adversely affected by the acceleration of approximately $2.3 million of product development amortization on our catalogue products due to their shortened expected lives, as the Company moved towards its digital strategy. In addition, during 2011, we downwardly revised sales expectations for two products that we intended to release in late 2011, which resulted in an additional $272,000 of product development costs. Increased inventory reserves for product being sold below cost or that we might be unable to sell accounted for approximately $1.4 million of additional expense during 2011, and approximately $458,000 of additional royalty expense as a result of changes in estimated unit sales for certain of our products.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2012 were approximately $2.6 million as compared to approximately $4.9 million for the comparable period in 2011. Non-cash stock-based compensation included in general and administrative expenses was approximately $134,000 and $752,000 for the six months ended June 30, 2012 and 2011, respectively. Non-cash stock-based compensation included in general and administrative expenses for the six months ended June 30, 2012 included approximately $13,000 of expense related to the modification of stock option awards previously granted to our former Chief Financial Officer. Non-cash stock-based compensation included in general and administrative expenses for the six months ended June 30, 2011 included approximately $534,000 of expense related to the modification of stock option awards granted primarily to our Chief Executive Officer and our former Zoo Publishing President. The 2011 period includes $465,000 of expenses related to early retirement and commitment fees paid to terminate the WCS and Wells Fargo financing facilities and related professional fees. The department costs included in general and administrative expenses include executive, finance, legal, information technology, product development, administration, warehouse operations and digital/indiePub initiatives. The decrease in general and administrative expenses was due primarily to savings in salaries and associated benefits and payroll taxes of approximately $977,000 as a result of a reduction in headcount in the 2012 period compared to the 2011 period, combined with cost savings from benefit plan changes that took effect in the third quarter of 2011. The expiration of fee agreements with certain of our current and former executives for their guarantees of our previous accounts receivable factoring facility accounted for an additional savings of approximately $203,000 during the six-month period. In addition, cost-saving measures implemented in late 2011 accounted for a reduction in office expense of approximately $136,000. These savings were partially offset by increased net rent expense of approximately $260,000. During the first quarter of 2012, we relocated our corporate office to a location more compatible with our expected future space requirements, which also provides significant cost savings. In conjunction with our relocation, we recorded approximately $466,000 of rent expense for the remaining lease term of the office location we were no longer using. During the second quarter of 2012, we negotiated a settlement with our former landlord and eliminated the majority of the liability for the unsatisfied lease term, which settlement was included in Gain on Extinguishment of Debt in our condensed consolidated statements of operations and comprehensive income (loss). The indiePub and digital initiative costs included in general and administrative expenses for the 2012 period were approximately $211,000, compared to approximately $354,000 for the comparable 2011 period. The savings was due to reduced head count in the 2012 period, the capitalization of certain costs in 2012 related to the development of the indiePub website, and the elimination of office space leased in the 2011 period for indiePub employees.

Selling and Marketing Expenses. Selling and marketing expenses decreased from approximately $1.8 million for the six months ended June 30, 2011 to approximately $173,000 for the six months ended June 30, 2012. Beginning in April 2011, we began eliminating the majority of our sales force associated with our retail boxed games. In July 2011, this elimination was completed when we entered into a distribution agreement for the sale of our legacy console products.

Research and Development. We incurred research and development expenses of approximately $2.3 million during the first six months of 2011 to expense costs relating to the development of games that were abandoned during the period. There were no write-offs during the comparable 2012 period.

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

Depreciation and Amortization Expenses. Depreciation and amortization costs for the six months ended June 30, 2012 were approximately $55,000 compared to approximately $906,000 in the 2011 period. The amortization of intangible assets was approximately $839,000 for the six months ended June 30, 2011. The Company’s intangible assets were fully amortized as of December 31, 2011, resulting in no further amortization expense.

Interest Expense. Interest expense for the six months ended June 30, 2012 was approximately $350,000 as compared to approximately $679,000 for the six months ended June 30, 2011. The 2012 period includes approximately $27,000 of interest related to various notes that were outstanding during the period, approximately $54,000 of default interest related to our MMB and Panta agreements (as described below under Limited Recourse Agreement), approximately $114,000 related to our new MMB Loan (as described below under Loan Agreement), and approximately $155,000 of interest related to the amortization of the deferred debt discount associated with a warrant issued during the period. The 2011 period includes approximately $574,000 of interest for the receivable factoring facility, approximately $65,000 of interest for the purchase order financing facility, and approximately $40,000 for the Panta note payable.

Gain on Extinguishment of Liabilities. During the first half of 2012, we entered into agreements with multiple unsecured creditors for the settlement of amounts due to them. During the first six months of 2012, we recorded a gain on completed settlements of approximately $6.6 million. We settled these liabilities with a combination of cash, inventory, shares of our common stock, and warrants to purchase our common stock.

Income Taxes. For the six months ended June 30, 2012, we recorded pre-tax income of approximately $3.0 million due to the gain recognized on the settlement of certain liabilities with our unsecured creditors. Income tax expense was recorded at a rate of 0% for the period. This rate includes federal tax expense at a 34.0% rate, state tax expense, net of federal benefit, of 2.1%, and miscellaneous adjustments of 1.8%. This income tax expense was offset entirely by a decrease in our valuation allowance of 37.9%. We recorded no income tax benefit for the six months ended June 30, 2011 against our pre-tax loss of approximately $15.7 million. A federal income tax benefit calculated at a 34% rate was fully offset by an increase in our valuation allowance against our deferred tax assets, as we could not conclude that it was more likely than not that the deferred tax assets would be realized.

Income (Loss) Per Common Share. Basic income per share for the six months ended June 30, 2012 was approximately $0.34 based on weighted average shares outstanding for the period of approximately 9.0 million shares. Diluted income per share for the six months ended June 30, 2012 was approximately $0.17 based on weighted average shares outstanding for the period of approximately 18.9 million shares. The basic and diluted loss per share for the six months ended June 30, 2011 was $(2.47) based on weighted average shares outstanding for the period of approximately 6.3 million shares.

Liquidity and Capital Resources

We had net income of approximately $3.0 million for the six months ended June 30, 2012. Our principal sources of cash during 2012 were borrowings under our current and previous financing arrangements. During 2011, our principal sources of cash were the use of our purchase order and receivable financing arrangements and cash generated from operations throughout the period.

Net cash used in operating activities for the six months ended June 30, 2012 was approximately $3.2 million due primarily to cash utilized for operations during the quarter, including approximately $497,000 for the development of new products and cash used to settle certain liabilities with our unsecured creditors during the period. During the comparable 2011 period, net cash provided by operating activities was approximately $7.6 million, due primarily to a decrease in receivables and due from factor resulting from the collection of the December 31, 2010 receivables, as well as a decrease in inventory as we sold a significant amount of the December 31, 2010 inventory during the first six months of 2011.

Net cash used in investing activities was approximately $2,000 and $65,000 for the six months ended June 30, 2012 and 2011, respectively. In each period, the amount used was for the purchase of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2012 was approximately $3.3 million, and consisted primarily of borrowings under our Limited Recourse Agreement and Loan Agreement (as described more fully below). These borrowings were offset by the repayment of a portion of the Limited Recourse Agreement with proceeds from our new Loan Agreement. Net cash used in financing activities for the six months ended June 30, 2011 was approximately $7.8 million, consisting primarily of net repayments of approximately $9.6 million on our receivable factoring facility and our purchase order financing facilities, and net borrowings of approximately $1.6 million on our Limited Recourse Agreement (see below).

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

During the six months ended June 30, 2012 and 2011, we sold $0 and approximately $11.6 million, respectively, of receivables to WCS with recourse.  At June 30, 2012 and December 31, 2011, accounts receivable and due from factor were $0 and there were no advances outstanding to us as of June 30, 2012 or December 31, 2011.  The interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and were $0 and approximately $124,000 for three months ended June 30, 2012 and 2011, respectively, and were $0 and approximately $574,000 for the six-month periods ended June 30, 2012 and 2011, respectively.

Purchase Order Facility

We previously utilized purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacture of video game products. Under the terms of our agreement (the “Assignment Agreement”), we assigned purchase orders received from customers to Wells Fargo, and requested that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which could accept or decline the assignment of specific purchase orders, retained us to manufacture, process and ship ordered goods, and paid us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigned the applicable purchase order to us.  On June 24, 2011, Zoo Publishing, the Company and Wells Fargo entered into a Termination Agreement.  Pursuant to the Termination Agreement, we paid off the balance due of approximately $148,000 and paid $50,000 in full satisfaction of the commitment fee required under the agreement. The commitment fee was included in general and administrative expenses at that date in the condensed consolidated statements of operations and comprehensive income (loss).  Wells Fargo released all security interests that they and their predecessors held in the Company’s assets.

There were no amounts outstanding as of June 30, 2012 and December 31, 2011. The effective interest rate on advances was 5.25% as of the termination date. The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and were $0 and approximately $17,000 for the three months ended June 30, 2012 and 2011, respectively, and $0 and approximately $65,000 for the six months ended June 30, 2012 and 2011, respectively.

Limited Recourse Agreement

On June 24, 2011, in connection with the WCS Termination Agreement, WCS agreed to assign all of its rights, title and interest in and to the Original Factoring Agreement and all Collateral to Panta Distribution, LLC (“Panta”) pursuant to a Limited Recourse Agreement, dated as of June 24, 2011 (the “Limited Recourse Agreement”). On June 24, 2011, we and Panta also entered into an Amended and Restated Factoring and Security Agreement (the “New Factoring Agreement”), pursuant to which we agreed to pay Panta all outstanding indebtedness under the Limited Recourse Agreement and to sell to Panta our accounts receivable with recourse. Under the terms of the agreement and subsequent amendment, total actual borrowings of approximately $2.6 million and accrued interest due of approximately $1.2 million were required to be repaid by December 4, 2011. On October 7, 2011, we were notified by Panta that we were in default under the terms of the agreements; accordingly, we accelerated all amounts owed to Panta at that date to currently due and payable and began accruing interest at the default rate of fifteen percent (15%) per annum.

On October 28, 2011, Zoo Publishing entered into the Second Amended and Restated Factoring and Security Agreement (the “Second New Factoring Agreement”) with Panta and MMB, pursuant to which the parties agreed to amend the New Factoring Agreement, to reflect the assignment by Panta to MMB of documents and accounts, including related collateral security, under the New Factoring Agreement, and to amend certain other terms and conditions of the New Factoring Agreement. In connection with the Second New Factoring Agreement, Panta agreed to assign all of its rights, title and interest in and to the New Factoring Agreement to MMB, as agent for itself and Panta, pursuant to a Limited Recourse Assignment, dated as of October 28, 2011 (the “Limited Recourse Assignment”), for a purchase price of $850,000. Panta retained an interest in the principal amount of approximately $186,000 (together with interest and fees accruing thereon), owed by Zoo Publishing under the New Factoring Agreement.  Under the Second New Factoring Agreement, MMB, as agent for itself and Panta, agreed to temporarily forbear from exercising certain of its rights under default provisions therein until the earlier of November 11, 2011, or the occurrence of an additional default or breach by us, unless otherwise waived by MMB. All default interest accrued at the default interest rate of 15% per annum on amounts outstanding to MMB and Panta. Pursuant to the Second New Factoring Agreement, we agreed to make scheduled repayments to MMB, as agent for itself and Panta, with respect to obligations owed by us beginning November 4, 2011 and through December 4, 2011 in the cumulative principal amount owed of approximately $1,036,000.  The Second New Factoring Agreement terminates upon the later of: (i) the collection by MMB of all of the Purchased Accounts (as defined in the Second New Factoring Agreement); and (ii) the collection by Panta of approximately $1,036,000 net of all Incurred Expenses (as defined in the Second New Factoring Agreement). Zoo Publishing granted MMB a first priority security interest in certain of its assets as set forth in the Second New Factoring Agreement. MMB is controlled by David E. Smith, a former director of the Company, Jay A. Wolf, Executive Chairman of the Board of Directors of the Company, and certain other parties.

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

On March 9, 2012, the amounts due to MMB were repaid utilizing borrowings under the Loan Agreement. Borrowings and accrued interest owed to Panta in the amount of approximately $210,000 remained outstanding as of June 30, 2012.

Loan Agreement

On March 9, 2012, Zoo and MMB entered into a loan agreement (the “Loan Agreement”) pursuant to which MMB agreed to provide us with loans totaling approximately $4,381,110. These loans were granted: (i) to repay and satisfy all of our obligations to MMB under the Second Amended and Restated Factoring and Security Agreement, dated as of October 28, 2011, as amended through February 29, 2012, and totaling approximately $1,831,000; (ii) for purposes of settling, at a discount, certain obligations to our unsecured creditors (the “Existing Unsecured Claims”); and (iii) for working capital and other purposes permitted under the Loan Agreement. As of June 30, 2012, we had borrowed the entire $4,381,110 available under the Loan Agreement. The interest rate under the Loan Agreement is ten percent (10%) per annum, or eighteen percent (18%) per annum upon the occurrence of an event of default. The maturity date of the loans is March 31, 2014. The amounts under the Loan Agreement are secured by a first priority security interest (except to the extent subordinated by the Factoring Agreement) on all of the assets of the Company. At any time during the term of the Loan Agreement, MMB may convert all of the loan balance into shares of our common stock at a conversion price of $0.40 per share. In connection with the Loan Agreement, we also issued MMB immediately exercisable warrants to purchase up to 10,952,775 shares of our common stock at $0.40 per share, which warrants are exercisable through March 31, 2017. We have agreed to provide MMB with certain registration rights with respect to our common stock issued in connection with the Loan Agreement and the warrants. The Loan Agreement contains representations and warranties and affirmative and negative covenants, as negotiated by the parties to the agreement. The fair value of the warrants resulted in us recording a deferred debt discount, which reduced the face amount of indebtedness to $1.4 million at the date of issuance. The deferred debt discount is amortized into interest expense over the term the borrowings are outstanding using the effective interest method.

On July 30, 2012, we entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with MMB, pursuant to which the parties agreed to amend that certain Loan and Security Agreement dated as of March 9, 2012, by and between the Company and MMB. Pursuant to the First Amendment, MMB agreed to provide up to $1,600,000 in additional funding to us under the Loan and Security Agreement with the same terms and conditions. In connection with the First Amendment, we issued MMB an immediately exercisable warrant to purchase up to 4,000,000 shares of our common stock at $0.40 per share, which warrant is exercisable through July 30, 2017. In addition, MMB notified us that it was exercising its right to convert all accrued and unpaid interest outstanding under the Loan and Security Agreement through June 30, 2012, which amount was approximately $114,480, into the outstanding loan balance.

Debt Settlements

As of June 30, 2012, we entered into agreements providing for the settlement of approximately $10.8 million of liabilities due to unsecured creditors for approximately $986,000 in cash, approximately 2.6 million shares of our common stock, approximately $131,000 in inventory, and warrants to purchase 365,000 shares of our common stock at an exercise price of $0.50 per share. Of the approximate $10.8 million in settlement agreements entered into, approximately $9.7 million were completed through June 30, 2012, resulting in the payment of cash of approximately $914,000, the relinquishment of approximately $131,000 in inventory, the issuance of approximately 2.1 million shares of our common stock valued at approximately $1.9 million, the issuance of warrants to purchase 365,000 shares of our common stock at an exercise price of $0.50 per share, valued at approximately $202,000, and a gain recorded during the period of approximately $6.6 million. Of the settlements not yet completed, we have paid cash to the unsecured creditors of approximately $72,000 and will issue approximately 437,000 shares of our common stock. We anticipate these settlements will be finalized during the third quarter of 2012, although no assurances can be given in this regard.

Distribution Agreements

On July 12, 2011, we entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute our legacy console assets. The agreement grants the distributor the exclusive right to purchase video games from us and sell and distribute such video games to wholesalers and retailers in the United States, South America and Europe for a term of three years. Under the terms of the agreement, the distributor must pay us the cost for each unit sold, plus an unearned advance against future royalties on the distributor’s net receipts from sales, which unearned advance was paid to us in the form of a per-unit fee for each unit manufactured. As of December 31, 2011, we had deferred recognition of approximately $383,000 of unearned advances from the per-unit tech fee, as we were unable to conclude at that date that all components of the earnings process had been completed. The unearned advances were recorded in the caption accrued expenses and other current liabilities on our condensed consolidated balance sheets at December 31, 2011. Through June 2012, based upon royalty reports we received from our distributor, we were able to conclude that the advances from the per-unit tech fee and royalties in the amount of approximately $415,000 were earned, which amount we recorded as revenue.

On July 12, 2011, we entered into a sub-publishing and distribution agreement with a developer and distributor of interactive entertainment software to sub-publish, manufacture and distribute our Minute to Win It game on the Microsoft gaming platforms. The agreement grants the sub-publisher the exclusive right to sub-publish, manufacture and distribute the product in the United States and Latin America for a term of five years, or until the date that Zoo’s rights to the product terminate, whichever is earlier. Under the terms of the agreement, we earn royalties based upon the distributor’s net receipts from the sale of the game. Prior to earning such royalties, we are entitled to receive certain advance payments from the distributor, including: (i) an advance payment at the date of the signing of the agreement; (ii) a per-unit recoupable advance due within five days of Microsoft certification; (iii) a per-unit recoupable advance due within five business days of shipments to customers of the product; and (iv) a per-unit recoupable advance due upon the sell-through of the product by the end retailer. In October 2011, we received certification for Minute to Win It on the Microsoft gaming platforms and sales of the product commenced. All advance payments related to the agreement have been deferred until such time when we receive information from our distributor that allows us to conclude that all components of the earnings process have been completed. Accordingly, we recorded no revenue for sales related to this distribution deal in 2012 or 2011. Unearned advances of approximately $408,000 have been deferred and are recorded in the caption accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.

Conclusion

Due to the losses we have incurred since inception, we are unable to predict whether we will have sufficient cash from operations to meet our financial obligations for the twelve month period beginning July 1, 2012. Accordingly, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal years ended December 31, 2011 and 2010 includes an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on, among other factors, the following significant short-term actions: (i) management’s ability to generate cash flows from operations sufficient to maintain our daily business activities; (ii) our ability to reduce expenses and overhead; (iii) our ongoing ability to renegotiate certain obligations; and (iv) our ability to raise additional capital. Management’s active efforts in this regard include negotiations with certain vendors to satisfy cash obligations with non-cash assets or equity, reductions of headcount and overhead obligations, and the development of strategies to convert other non-cash assets into cash. There can be no assurance that all or any of these actions will meet with success. We may be required to seek alternative or additional financing to maintain or expand our existing operations through the sale of our securities, an increase in our credit facilities, or otherwise, and there can be no assurance that we will secure financing, and if we are able to, that such financing will be on favorable terms to us or our stockholders. Our failure to obtain financing, if needed, could have a material adverse effect upon our business, financial condition and results of operations.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates since the year ended December 31, 2011. A complete description of our critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 and also in Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended June 30, 2012.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases.

Fluctuations in Operating Results and Seasonality

We experience fluctuations in quarterly and annual operating results as a result of: the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the size and timing of acquisitions; the timing of orders from major customers; order cancellations, and; delays in product shipments or releases. Sales of our products are also seasonal. Historically, peak shipments for our retail products typically occurred in the fourth calendar quarter as a result of increased demand for titles during the holiday season. While the digital market is relatively new, anecdotal information indicates the peak selling months have been January and August. Quarterly and annual comparisons of operating results are not necessarily indicative of future operating results.

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

No system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 22, 2011, Bruce E. Ricker, individually and on behalf of all purchasers of the common stock of the Company from July 7, 2010 through April 15, 2011, filed a putative class action complaint in the United States District Court for the Southern District of Ohio. Mr. Ricker was appointed lead plaintiff on October 19, 2011, and he filed an amended complaint on December 12, 2011. The amended complaint alleges that the Company, Mark Seremet, the Company's Chief Executive Officer, and David Fremed, the Company's former Chief Financial Officer, knowingly or recklessly violated the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making false material statements in connection with certain financial statements of the Company or by failing to disclose material information in order to make the financial statements not misleading. Specifically, the amended complaint relies upon the Company's April 15, 2011 restatement of its unaudited consolidated financial statements for the three months ended March 31, 2010, the three and six months ended June 30, 2010, and the three and nine months ended September 30, 2010, as the basis for its allegations that the Company's financial statements filed for those periods contained materially false statements. Defendants filed a motion to dismiss the amended complaint, which was then fully briefed and argued to the court on May 10, 2012. On July 30, 2012, the court issued an opinion and order granting the motion to dismiss in its entirety, dismissing all claims and closing the case. On August 2, 2012, the plaintiffs filed a notice of appeal as to the dismissal.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 4, 2012, the Company issued 268,551 shares of restricted common stock for an aggregate purchase price equaling $276,608. The shares were issued to partially satisfy an outstanding liability owed by the Company.

On April 12, 2012, the Company issued 175,323 shares of restricted common stock for an aggregate purchase price equaling $166,557. The shares were issued to partially satisfy an outstanding liability owed by the Company.

On May 15, 2012, the Company issued 71,120 shares of restricted common stock for an aggregate purchase price equaling $44,094. The shares were issued to partially satisfy an outstanding liability owed by the Company.

On May 29, 2012, the Company issued 156,257 shares of restricted common stock for an aggregate purchase price equaling $87,504. The shares were issued to partially satisfy an outstanding liability owed by the Company.

On June 26, 2012, the Company issued 13,757 shares of restricted common stock for an aggregate purchase price equaling $9,630. The shares were issued to partially satisfy an outstanding liability owed by the Company.

On June 28, 2012, the Company issued 6,313 shares of restricted common stock for an aggregate purchase price equaling $4,419. The shares were issued to partially satisfy an outstanding liability owed by the Company.

The offer and sale of these shares was made in reliance upon exemptions from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) and Rule 506 of Regulation D thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

4.1	Warrant issued to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.

10.1	First Amendment to Loan and Security Agreement by and between indiePub Entertainment, Inc., Zoo Games, Inc., Zoo Publishing, Inc., indiePub, Inc. and MMB Holdings LLC, dated July 30, 2012.

10.2	Secured Promissory Note Agreement by and between indiePub Entertainment, Inc., Zoo Games, Inc., Zoo Publishing, Inc., indiePub, Inc. and MMB Holdings LLC, dated July 30, 2012.

10.3	Form of Warrant issued to MMB Holdings LLC.

31.1	Certification of Chief Executive Officer and Interim Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Interim Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Zoo Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) Notes to Condensed Consolidated Financial Statements.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2012
INDIEPUB ENTERTAINMENT, INC

/s/ Mark Seremet
Mark Seremet
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

4.1	Warrant issued to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.

10.1	First Amendment to Loan and Security Agreement by and between indiePub Entertainment, Inc., Zoo Games, Inc., Zoo Publishing, Inc., indiePub, Inc. and MMB Holdings LLC, dated July 30, 2012.

10.2	Secured Promissory Note Agreement by and between indiePub Entertainment, Inc., Zoo Games, Inc., Zoo Publishing, Inc., indiePub, Inc. and MMB Holdings LLC, dated July 30, 2012.

10.3	Form of Warrant issued to MMB Holdings LLC.

31.1	Certification of Chief Executive Officer and Interim Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Interim Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from indiePub Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Stockholders’ Deficit and (v) Notes to Condensed Consolidated Financial Statements.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

