Form 10-Q
period 2012-09-30
IndiePub Entertainment, Inc.
filed 2012-11-14
CIK 1326652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________
Commission file number 001-34796

INDIEPUB ENTERTAINMENT, INC.

FORMERLY ZOO ENTERTAINMENT, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	71-1033391
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

11258 Cornell Park Drive, Suite 608	45242
Blue Ash, OH
(Address of Principal Executive Offices)	(Zip Code)

(513) 718-2494

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

Yes ☐ No ☒

As of November 10, 2012, there were 10,412,528 shares of the Registrant’s common stock, par value $0.001 per share, issued and 10,399,525 shares outstanding.

INDIEPUB ENTERTAINMENT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDIEPUB ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$57	$27
Accounts receivable and due from factor, net of allowances of $51 and $20 at September 30, 2012 and December 31, 2011, respectively	34	106
Inventory, net	–	131
Prepaid expenses and other current assets	203	183
Product development costs, net	1,452	1,410
Deferred tax assets	1	–
Total current assets	1,747	1,857

Fixed assets, net	68	202
Other non-current assets	129	–
Total assets	$1,944	$2,059

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,890	$4,352
Financing arrangements	219	1,141
Accrued expenses and other current liabilities	1,249	6,289
Notes payable, current portion	–	1,137
Total current liabilities	3,358	12,919

Notes payable, non-current portion	–	1,540
Loan agreement, net of discount	3,863	–
Other long-term liabilities	219	781
Deferred tax liabilities	1	–
Total liabilities	7,441	15,240

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, $0.001 par value: 295,000,000 shares authorized, 10,412,528 shares issued and 10,399,525 shares outstanding at September 30, 2012 and 3,500,000,000 shares authorized, 8,024,438 shares issued and 8,011,435 shares outstanding at December 31, 2011	10	8
Additional paid-in capital	81,373	76,570
Accumulated deficit	(82,204)	(85,043)
Accumulated other comprehensive loss	(207)	(247)
Treasury stock, at cost, 13,003 shares at September 30, 2012 and December 31, 2011	(4,469)	(4,469)
Total stockholders’ deficit	(5,497)	(13,181)

Total liabilities and stockholders' deficit	$1,944	$2,059

See accompanying notes to condensed consolidated financial statements.

INDIEPUB ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

(LOSS) INCOME

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$154	$1,166	$628	$8,598

Cost of goods sold	131	1,837	881	12,628
Gross income (loss)	23	(671)	(253)	(4,030)

Operating expense:

General and administrative	779	1,418	3,394	6,356
Selling and marketing	100	396	273	2,156
Research and development	–	–	–	2,263
Impairment of intangible assets	–	–	–	1,749
Depreciation and amortization	18	252	73	1,158

Total operating expenses	897	2,066	3,740	13,682

Loss from operations	(874)	(2,737)	(3,993)	(17,712)

Gain on extinguishment of liabilities	1,068	–	7,629	–
Other income (expense)	9	–	(56)	–
Interest expense	(391)	(1,354)	(741)	(2,033)

(Loss) income from operations before income taxes	(188)	(4,091)	2,839	(19,745)

Income taxes	–	–	–	–

Net (loss) income	(188)	(4,091)	2,839	(19,745)

Other comprehensive income, net of tax:
Net unrealized gain on pension benefit obligation	25	–	40	–

Net comprehensive (loss) income	$(163)	$(4,091)	$2,879	$(19,745)

(Loss) income per common share – basic and diluted:

Basic:
(Loss) income per share	$(0.02)	$(0.53)	$0.30	$(2.91)
Weighted average common shares outstanding – basic	10,218,328	7,659,166	9,363,740	6,780,772

Diluted:
(Loss) income per share	$(0.02)	$(0.53)	$0.16	$(2.91)
Weighted average common shares outstanding – diluted	10,218,328	7,659,166	21,562,096	6,780,772

See accompanying notes to condensed consolidated financial statements.

INDIEPUB ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011

Operating activities:

Net income (loss)	$2,839	$(19,745)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Write-off of product development costs to research and development	–	2,263
Provision for returns and allowances	40	1,515
Depreciation and amortization	73	1,158
Impairment of intangible assets	–	1,749
Amortization of product development costs and other write-offs	654	3,387
Stock-based compensation	193	899
Gain on extinguishment of liabilities	(7,629)	(114)
Loss on disposal of assets	64	–
Accretion of interest on financing facilities	472	1,328
Other changes in assets and liabilities:
Accounts receivable and due from factor, net	32	11,882
Inventory, net	–	5,899
Product development costs, net	(823)	(2,917)
Prepaid expenses and other current assets	(22)	460
Accounts payable	(480)	231
Accrued expenses and other liabilities	(204)	(224)
Net cash (used in) provided by operating activities	(4,791)	7,771

Investing activities:

Purchase of fixed assets	(5)	(72)
Proceeds from sale of fixed assets	1	–
Net cash used in investing activities	(4)	(72)

Financing activities:

Net repayments in connection with purchase order and receivable financing facilities	–	(9,606)
Borrowings in connection with MMB Loan Agreement	5,858	–
Borrowings in connection with Panta and MMB financing facilities	857	118
Repayments in connection with Panta and MMB financing facilities	(1,841)	–
Proceeds from the sale of equity securities, net of $91 of costs in 2011	–	1,584
Issuance of notes payable	–	183
Repayments of notes payable	(49)	(308)
Net cash provided by (used in) financing activities	4,825	(8,029)

Net increase (decrease) in cash	30	(330)

Cash at beginning of period	27	379

Cash at end of period	$57	$49

See accompanying notes to condensed consolidated financial statements.

INDIEPUB ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

					Accumulated
	Common Stock				Other	Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	Cost	Total
Balance at December 31, 2011	8,024	$8	$76,570	$(85,043)	$(247)	13	$(4,469)	$(13,181)
Stock-based compensation	–	–	193	–	–	–	–	193
Common stock issued to satisfy liabilities	2,389	2	2,003	–	–	–	–	2,005
Issuance of warrants and convertible debt	–	–	2,607	–	–	–	–	2,607
Other comprehensive income	–	–	–	–	40	–	–	40
Net income	–	–	–	2,839	–	–	–	2,839
Balance at September 30, 2012	10,413	$10	$81,373	$(82,204)	$(207)	13	$(4,469)	$(5,497)

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

As of September 30, 2012, the Company operated in one segment in the United States with a focus on developing, publishing and distributing interactive entertainment software in North American and international markets. The Company began phasing out its retail business during 2011.

Unless the context otherwise indicates, the use of the terms “we,” “our” or “us” refer to the Company and its operating subsidiaries, Zoo Games, Inc., Zoo Publishing, Inc., and indiePub, Inc.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception, resulting in an accumulated deficit of approximately $82.2 million as of September 30, 2012. In addition, the Company has a history of negative cash flows from operating activities. As of September 30, 2012, the Company’s working capital deficit was approximately $1.6 million. Given the Company’s history of net losses and generating negative cash flows from operating activities, combined with its shift to a new digital sales strategy, there can be no assurance that it will be able to generate positive cash flows from operations, nor can the Company predict whether it will have sufficient cash from operations to meet its financial obligations for the 12-month period beginning October 1, 2012, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

On March 9, 2012, the Company and MMB Holdings LLC (“MMB”) entered into a Loan and Security Agreement (the “Loan Agreement”) pursuant to which MMB agreed to provide the Company with loans totaling $4,381,110. These loans were granted: (i) to repay and satisfy all of indiePub’s obligations to MMB under the Second Amended and Restated Factoring and Security Agreement, dated as of October 28, 2011, as amended through February 29, 2012, and totaling $1,831,110; (ii) for purposes of settling, at a discount, certain obligations to unsecured creditors of the Company (the “Existing Unsecured Claims”); and (iii) for working capital and other purposes permitted under the Loan Agreement. Through June 30, 2012, the Company had borrowed the entire loan facility of $4,381,110. On July 30, 2012, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with MMB, pursuant to which the parties agreed to amend that certain Loan and Security Agreement dated as of March 9, 2012, by and between the Company and MMB. Pursuant to the First Amendment, MMB agreed to provide up to $1,600,000 in additional funding to the Company under the Loan and Security Agreement utilizing the same terms and conditions. In addition, MMB notified the Company that it was exercising its right to convert all accrued and unpaid interest outstanding under the Loan and Security Agreement through June 30, 2012, which amount was approximately $114,480, into the outstanding loan balance. As of September 30, 2012, there was approximately $123,000 of available borrowings remaining under the First Amendment. The interest rate under the Loan Agreement is ten percent (10%) per annum, or eighteen percent (18%) per annum upon the occurrence of an event of default. The maturity date of the loans is March 31, 2014. The amounts under the Loan Agreement are secured by a first priority security interest (except to the extent subordinated by the Factoring Agreement) on all of the assets of the Company. Refer to Note 16 – Subsequent Event, for further information.

Utilizing proceeds from the Loan Agreement, the Company entered into agreements providing for the settlement of approximately $10.8 million of liabilities owed to certain of its unsecured creditors for approximately $990,000 in cash, approximately 2.6 million shares of the Company’s common stock, approximately $131,000 of inventory, and warrants to purchase 365,000 shares of the Company’s common stock at an exercise price of $0.50 per share. As of September 30, 2012, approximately $10.4 million of the settlements were finalized for approximately $964,000 cash, the issuance of approximately 2.4 million shares of the Company’s common stock, the reliquinshment of approximately $131,000 in inventory, and the issuance of a warrant to purchase 365,000 shares of the Company’s common stock at an exercise price of $0.50 per share, resulting in a gain of approximately $7.1 million, which amount is included in the category gain on extinguishment of liabilities in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. The Company anticipates it will finalize the remaining agreements during the fourth quarter of 2012, although no assurances can be given in this regard. In addition, the Company utilized proceeds from the Loan Agreement to settle amounts owed under sales and distribution agreements with former master distributors of the Company’s products.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s management discussion and analysis contained elsewhere herein and the consolidated financial statements for the year ended December 31, 2011 filed with the SEC on April 16, 2012. The Company’s results for the three and nine months ended September 30, 2012 might not be indicative of the results for the full year or any future period.

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

If the financial condition and operations of the Company’s customers deteriorate, its risk of collection could increase substantially. On July 12, 2011, the Company entered into a sales and distribution agreement with Alter Ego Games, LLC (“AEG”), which allowed AEG to be an exclusive master distributor of the Company’s catalogue product in the United States, South America and Europe. Also on July 12, 2011, the Company entered into a sub-publishing and distribution agreement with Southpeak Interactive, LLC (“Southpeak”), an affiliate of AEG, which allowed Southpeak to sub-publish, manufacture and distribute the Company’s “Minute to Win It” game on the Microsoft platform in the United States and Latin America. Consequently, a significant portion of the Company’s revenues and accounts receivable after July 12, 2011 and through August 17, 2012, the date on which these agreements were terminated, were concentrated in two entities related to each other. Prior to July 12, 2011, a majority of the Company’s trade receivables were derived from sales to major retailers and distributors. As the Company continues to migrate to digital sales, credit risk for collection of accounts receivable will be concentrated amongst a few digital platform operators.

During the three months ended September 30, 2012, the Company derived the majority of its revenue through the recognition of royalties under its sub-publishing and distribution agreement with Southpeak, which agreement was terminated on August 17, 2012. For the three months ended September 30, 2011, the Company derived the majority of its revenue through the recognition of royalties under its sales and distribution agreement with AEG. For the nine months ended September 30, 2012, the Company derived the majority of its revenue through the recognition of royalties under its sales and distribution agreement with AEG and sub-publishing and distribution agreement with Southpeak, which agreements were terminated on August 17, 2012. During the third quarter of 2012, the Company recorded a gain of approximately $528,000 in connection with the termination of these agreements. For the nine months ended September 30, 2011, the Company derived the majority of its revenue from the sale of its catalogue products. During that period the Company’s five largest ultimate customers accounted for approximately 57% (of which the following customers constituted balances greater than 10%: customer A – 13%; customer B – 12%; customer C – 12%; and customer D – 11%) of net revenue. During the nine months ended September 30, 2012 and 2011, the Company sold $0 and approximately $11.9 million, respectively, of receivables to its factors with recourse. The factored receivables were $0 of the Company’s accounts receivable and due from factor, net, as of September 30, 2012 and December 31, 2011, respectively. The Company regularly reviews its outstanding receivables for potential bad debts and has had no history of significant write-offs due to bad debts.

Reclassifications

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2011 contain certain reclassifications to conform to the current year presentation.

Inventory

Inventory is stated at the lower of cost or market. Estimated product returns are included in the inventory balances and also recorded at the lower of actual cost or market.

Product Development Costs

The Company utilizes third-party product developers and frequently enters into agreements with these developers that require it to make payments based on agreed-upon milestone deliverable schedules for game design and enhancements. The Company receives the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights for that game. The Company typically enters into these development agreements after it has completed the design concept for its products. The Company contracts with third-party developers that have proven technology and the experience and ability to build the designed video game as conceived by the Company. As a result, technological feasibility is determined to have been achieved at the time when the Company enters the agreement and it therefore capitalizes such payments as prepaid product development costs. On a product-by-product basis, the Company reduces prepaid product development costs and records amortization using the proportion of current year unit sales and revenues to the total unit sales and revenues expected to be recorded over the life of the title. For its digital products, the Company amortizes prepaid product development costs into expense based upon the estimated downloads over the expected life of the product.

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

During the three and nine months ended September 30, 2011, the Company wrote off approximately $0 and $2.3 million, respectively, of expense relating to costs incurred for the development of games that were abandoned during those periods, which amounts were recorded in research and development expense in the condensed consolidated statements of operations and comprehensive (loss) income. There were no write-offs to research and development in the comparable 2012 periods. During the three and nine months ended September 30, 2012, the Company wrote off approximately $16,000 and $419,000, respectively, of product development costs relating to games that were still in development but not yet released, or games that were released but whose development costs were not expected to be recoverable. During the three and nine months ended September 30, 2011, the Company wrote off approximately $0 and $272,000, respectively, of product development costs. The Company determined that amounts incurred to develop the games were not recoverable from future sales of those games and included these amounts in cost of goods sold in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. The Company uses various measures to estimate future revenues for its product titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

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

Fixed Assets

Fixed assets, consisting primarily of office equipment and furniture and fixtures, are stated at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Property and equipment are depreciated on a straight-line basis over the estimated useful life of the assets. Office equipment and furniture and fixtures are depreciated over five years, computer equipment and software are generally depreciated over three years, and leasehold improvements are depreciated over the shorter of the related lease term or seven years. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and any gain or loss is recognized as a component of operating income or loss in the condensed consolidated statements of operations and comprehensive (loss) income.

Revenue Recognition

The Company earns its revenue from the sale of interactive software titles developed by and/or licensed from third party developers or created internally. The Company recognizes such revenue upon the transfer of title and risk of loss to its customers. Accordingly, the Company recognizes revenue for software titles when there is: (i) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order or an online order; (ii) the product is delivered; (iii) the selling price is fixed or determinable; (iv) collection of the customer receivable is deemed probable; and (v) the Company does not have any continuing obligations. Historically, the Company’s payment arrangements with customers typically provided net 30- and 60-day terms. Advances received from customers were deferred and reported on the Company’s condensed consolidated balance sheets under the caption accrued expenses and other current liabilities. Under the Company’s previous distribution agreement, payments for cost of goods sold, plus a per-unit tech fee which represented an unearned advance against future royalties, were due to the Company within three to five business days of shipment of the goods. The cost of goods sold portion was recognized as revenue at the time of sale, while the per-unit unearned advance on royalties was deferred until such time that the Company received information from its distributor that allowed it to conclude that all components of the earnings process had been completed. Under the Company’s former sub-publishing and distribution agreement, the Company received payments for per-unit advances based upon the manufacture, sale and sell-through of the Company’s product. These per-unit advances were deferred until such time that the Company received information from its distributor that allowed it to conclude that all components of the earnings process had been completed. Unearned advances were included in the caption accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. The Company utilizes digital platform operators, such as Apple and Microsoft, for the sale of certain of its digital games. The Company records revenue as downloads of the Company’s games are reported.

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

Equity-Based Compensation

The Company issued options to purchase shares of the Company’s common stock to certain members of management, employees and directors during the nine months ended September 30, 2011. Stock option grants vest over periods ranging from immediately to four years and expire within ten years of issuance. Stock options that vest in accordance with service conditions amortize over the applicable vesting period using the straight-line method.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of the Company’s stock price and estimated exercise behavior. The Company used the current market price to determine the fair value of the stock price for the March 8, 2011 and August 23, 2011 grants. For the stock option modifications that occurred during the first quarter of 2012 and the second and third quarters of 2011, the Company used the current market price to determine the fair value of the stock price as of the modification date. The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants and modifications:

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	0.19%	0.03% – 2.47%
Expected stock price volatility	135.3%	60.0% – 87.17%
Expected term until exercise (years)	1	2 – 7
Expected dividend yield	None	None

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

(Loss) Income Per Share

Basic (loss) income per share (“EPS”) is computed by dividing the net (loss) income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. A 2010 restricted stock grant, of which 27,694 and 94,159 shares were unvested as of September 30, 2012 and 2011, respectively, was excluded from the basic EPS calculation. Diluted EPS is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes warrants, options and convertible securities outstanding during the same period, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. For the three months ended September 30, 2012, no stock options and 15,761,979 warrants would have been included in the weighted average shares outstanding calculation for the period if the effect had not been antidilutive. For the nine months ended September 30, 2012, no stock options and 15,761,979 warrants were included in the weighted average shares outstanding calculation for the period. The Company accounts for convertible loans using the “if converted” method. Under this method, the convertible loans are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $0.40 per share, and interest expense, net of taxes, related to the convertible loans is added back to net income. For the three months ended September 30, 2012, an additional 12,470,881 shares would have been included in the weighted average shares outstanding calculation for the period and approximately $383,000 of interest expense would have been added back to net income if the effect had not been antidilutive. For the nine months ended September 30, 2012, this resulted in the inclusion of an additional 7,938,420 shares outstanding for the period and the add back of approximately $652,000 of interest expense to net income. The Company incurred a net loss for the three and nine-month periods ended September 30, 2011, therefore the diluted loss per share is the same as basic loss per share.

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

The Company follows the provisions of FASB Accounting Standards Codification Topic 740 regarding the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. As of September 30, 2012, the Company believes it does not have any material unrecognized tax liability from tax positions taken during the current or any prior period. In addition, as of September 30, 2012, tax years 2009 through 2011 remain within the statute of limitations and are subject to examination by tax jurisdictions. The Company’s policy is to recognize any interest and penalties accrued on unrecognized tax benefits as part of income tax expense.

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

As of September 30, 2012 and December 31, 2011, the carrying value of cash, accounts receivable and due from factor, inventory, prepaid expenses, accounts payable, and accrued expenses were reasonable estimates of the fair values because of their short-term maturity. The carrying value of financing arrangements, loan agreements and notes payable are reasonable estimates of fair value because interest rates closely approximate market rates.

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

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	(Amounts in Thousands)
	September 30,	December 31,
	2012	2011
Prepaid royalties	$76	$76
Other	127	107
Totals	$203	$183

NOTE 6. PRODUCT DEVELOPMENT COSTS, NET

The Company’s capitalized product development costs for the nine months ended September 30, 2012 were as follows (amounts in thousands):

Product development costs, net – December 31, 2011	$1,410
New product development costs incurred	823
Write-off of product development costs	(419)
Amortization of product development costs	(235)
Product development costs, net – September 30, 2012	$1,579

Amortization of product development costs for the three months ended September 30, 2012 and 2011 was approximately $46,000 and $473,000, respectively. Amortization of product development costs for the nine months ended September 30, 2012 and 2011 was approximately $235,000 and $3,000,000, respectively. For the nine months ended September 30, 2012, write-off of product development costs consisted of approximately $419,000 written off to cost of goods sold. For the nine months ended September 30, 2011, write-off of product development costs consisted of approximately $2,300,000 written off to research and development expense, approximately $272,000 written off to cost of goods sold, and approximately $100,000 written off to selling and marketing expense. The Company has classified approximately $1,452,000 of product development costs as current assets and approximately $127,000 as long-term assets as of September 30, 2012.

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

Purchase Order Financing

Zoo Publishing previously utilized purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacture of video game products. Under the terms of the agreement (the “Assignment Agreement”), Zoo Publishing assigned purchase orders received from customers to Wells Fargo, and requested that Wells Fargo purchase the required materials to fulfill such purchase orders. Wells Fargo, which could accept or decline the assignment of specific purchase orders, retained Zoo Publishing to manufacture, process and ship ordered goods, and paid Zoo Publishing for its services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigned the applicable purchase order to the Company. On June 24, 2011, Zoo Publishing, the Company and Wells Fargo entered into a Termination Agreement.  Pursuant to the Termination Agreement, the Company paid off the balance due of approximately $148,000 and paid $50,000 in full satisfaction of the commitment fee required under the agreement. The commitment fee was included in general and administrative expenses at that date in the consolidated statements of operations and comprehensive (loss) income. Wells Fargo released all security interests that they and their predecessors held in the Company’s assets.

There were no amounts outstanding as of September 30, 2012 and December 31, 2011. The effective interest rate on advances was 5.25% as of the termination date. The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income and were $0 for the three months ended September 30, 2012 and 2011, respectively, and approximately $0 and $65,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

During the nine months ended September 30, 2012 and 2011, the Company sold $0 and approximately $11,600,000, respectively, of receivables to WCS with recourse.  At September 30, 2012 and December 31, 2011, accounts receivable and due from factor were $0 and there were no advances outstanding to the Company as of September 30, 2012 or December 31, 2011.  The interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income and were $0 and approximately $1,000 for three months ended September 30, 2012 and 2011, respectively, and were $0 and approximately $575,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.

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

On March 9, 2012, the amounts due to MMB were repaid utilizing borrowings under the Loan Agreement. Borrowings and accrued interest owed to Panta in the amount of approximately $219,000 remained outstanding as of September 30, 2012.

Loan Agreement

On March 9, 2012, the Company and MMB entered into the Loan Agreement, pursuant to which MMB agreed to provide the Company with loans totaling approximately $4,381,110. These loans were granted: (i) to repay and satisfy all of Zoo’s obligations to MMB under the Second Amended and Restated Factoring and Security Agreement, dated as of October 28, 2011, as amended through February 29, 2012, and totaling approximately $1,831,000; (ii) for purposes of settling, at a discount, certain obligations to unsecured creditors of the Company (the “Existing Unsecured Claims”); and (iii) for working capital and other purposes permitted under the Loan Agreement. Under the Loan Agreement, the Company borrowed the entire $4,381,110 as of June 30, 2012. The interest rate under the Loan Agreement is ten percent (10%) per annum, or eighteen percent (18%) per annum upon the occurrence of an event of default. The maturity date of the loans is March 31, 2014. The amounts under the Loan Agreement are secured by a first priority security interest (except to the extent subordinated by the Factoring Agreement) on all of the assets of the Company. At any time during the term of the Loan Agreement, MMB may convert all of the loan balance into the Company’s common stock at a conversion price of $0.40 per share. In connection with the Loan Agreement, the Company issued MMB immediately exercisable warrants to purchase up to 10,952,775 shares of the Company’s common stock at $0.40 per share, which warrants are exercisable through March 31, 2017. The Company has agreed to provide MMB with certain registration rights with respect to its common stock issued in connection with the Loan Agreement and the warrants. The Loan Agreement contains representations and warranties and affirmative and negative covenants, as negotiated by the parties to the agreement. The fair value of the warrants issued in connection with the Loan Agreement resulted in the Company recording a deferred debt discount, which reduced the face amount of the indebtedness to approximately $1,400,000 at the date of issuance. The deferred debt discount is amortized into interest expense over the term that the borrowings are outstanding utilizing the effective interest method. On July 30, 2012, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with MMB, pursuant to which the parties agreed to amend that certain Loan and Security Agreement dated as of March 9, 2012, by and between the Company and MMB. Pursuant to the First Amendment, MMB agreed to provide up to $1,600,000 in additional funding to the Company under the Loan and Security Agreement under the same terms and conditions. In connection with the First Amendment, the Company issued MMB an immediately exercisable warrant to purchase up to 4,000,000 shares of its common stock at $0.40 per share, which warrant is exercisable through July 30, 2017. The fair value of the warrants and the beneficial conversion feature of the convertible loan balance resulted in the Company reducing the face amount of the indebtedness by approximately $757,000, which amount will be amortized into interest expense over the term that the borrowings are outstanding utilizing the effective interest method. In addition, MMB notified the Company that it was exercising its right to convert all accrued and unpaid interest outstanding under the Loan and Security Agreement through June 30, 2012, which amount was approximately $114,000, into the outstanding loan balance. As of September 30, 2012, there were borrowings of approximately $5,859,000 and available borrowings remaining of approximately $123,000 under the Loan Agreement and First Amendment. As of November 9, 2012, all available borrowings had been fully utilized. Refer to Note 16 – Subsequent Event, for further information.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	(Amounts in Thousands)
	September 30,	December 31,
	2012	2011

Operating expenses	$344	$1,078
Product development costs	–	600
Due to customers	223	413
Unearned advances	2	791
Royalties	553	3,344
Interest	127	63
Total	$1,249	$6,289

NOTE 9. NOTES PAYABLE

Outstanding notes payable are as follows:

	(Amounts in Thousands)
	September 30,	December 31,
	2012	2011
2.95% note due June 2012, assumed from Zoo Publishing acquisition	$–	$184
Obligation arising from Zoo Publishing acquisition	–	600
New World IP, LLC Note	–	1,100
Zen Factory Group, LLC Promissory Notes	–	793
Total	–	2,677
Less current portion	–	1,137
Non-current portion	$–	$1,540

In conjunction with its March 2012 settlements of obligations, the Company entered into agreements to settle approximately $2,677,000 of notes payable that were recorded on the Company’s consolidated balance sheets at December 31, 2011, as well as all accrued interest due as of the date of the settlements, for approximately $300,000 cash and 989,296 shares of the Company’s common stock valued at approximately $917,000, based on the closing price of the Company’s common stock on the date the shares were issued to each creditor.

NOTE 10. INCOME TAXES

The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. For the three months ended September 30, 2012, a federal tax benefit recorded at a 34% rate against the Company’s loss for the period was offset fully by an increase in the valuation allowance against the Company’s deferred tax assets. For the nine months ended September 30, 2012, federal income tax expense recorded at a 34% rate against the Company’s income for the period was offset fully by a decrease in the Company’s valuation allowance against its deferred tax assets. Realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income, the timing and amounts of which, if any, are uncertain. Based on the Company’s history of operating losses and the uncertainty surrounding the Company’s ability to generate future income, the Company was unable to conclude that it is more likely than not that the deferred tax assets will be realized. Accordingly, the Company has recorded a valuation allowance against substantially all of its deferred tax assets at September 30, 2012 and December 31, 2011.

The Company paid approximately $3,000 and $10,000 to various state jurisdictions for income taxes during the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the Company had approximately $1,200,000 of available capital loss carryforwards which expire in 2013. A valuation allowance of approximately $416,000 has been recognized to offset the deferred tax assets related to these carryforwards. If the Company is able to utilize the carryforwards in the future, the tax benefit of the carryforwards will be applied to reduce future capital gains of the Company.

As of September 30, 2012, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $25,500,000. This amount included approximately $1,600,000 of acquired NOLs which cannot be immediately utilized as a result of statutory limitations. As a result of such statutory limitations, the Company will only be able to utilize approximately $160,000 of NOL and capital loss carryforwards per year. The federal NOL carryforwards will begin to expire in 2028. The Company has state NOL carryforwards of approximately $24,000,000 which will be available to offset taxable state income during the carryforward period. The state NOL carryforwards will begin to expire in 2031.

NOTE 11. STOCKHOLDERS’ DEFICIT AND STOCK-BASED COMPENSATION ARRANGEMENTS

On May 17, 2012, the Company’s stockholders voted to decrease the number of authorized shares of common stock of the Company from 3,500,000,000 shares of common stock, par value $0.001 per share, to 295,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2012, there were authorized 5,000,000 shares of preferred stock, par value $0.001.

Common Stock

As of September 30, 2012, there were 10,412,528 shares of common stock issued and 10,399,525 shares of common stock outstanding.

In conjunction with the settlement of certain obligations, during the first nine months of 2012, the Company issued 2,388,089 shares of common stock valued at approximately $2.0 million.

On February 11, 2010, the Board of Directors approved the issuance of 281,104 shares of restricted common stock to various members of the Board of Directors. The fair value of the restricted common stock grants was determined to be $397,000, based on the price of the Company’s equity raise in the fourth quarter of 2009 and a marketability discount. The Company expensed approximately $75,000 during each of the nine-month periods ending September 30, 2012 and 2011. The remaining balance as of September 30, 2012 of approximately $37,000 will be expensed throughout the remaining vesting period of the restricted common stock grants until February 2013.

The following table summarizes the activity of non-vested restricted stock:

Non-vested shares at December 31, 2011	77,543
Shares granted	–
Shares forfeited	–
Shares vested	(49,849)
Non-vested shares at September 30, 2012	27,694

Preferred Stock

As of September 30, 2012 and December 31, 2011, there were no shares of preferred stock issued or outstanding.

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

In March 2012, in conjunction with a separation agreement with the Company’s former Chief Financial Officer, the Company’s Board of Directors agreed to extend the term of all vested stock options of the former Chief Financial Officer until April 15, 2013. Without such modification, the options would have expired 90 days after the date of separation from the Company. The modification to the stock option awards resulted in incremental expense of approximately $13,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive (loss) income at that date, as the options were fully vested and no further service was required from the former employee.

On August 23, 2011, the Company granted options to purchase 113,000 shares of common stock to various employees under the 2007 Plan at an exercise price of $1.56 per share.

In July 2011, the Company’s Chief Operating Officer separated service from the Company. In conjunction with the separation, on August 16, 2011, the Company’s Board of Directors agreed to immediately vest 25% of the original grant shares and extend the term of all vested options through August 16, 2013. Without such modification, the options would have expired 90 days after such separation of service. The modification to the stock option award resulted in incremental expense of approximately $45,000, all of which was immediately recognized as a component of general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive (loss) income at that date, as the options were fully vested and no further service was required from the former employee.

On March 8, 2011, the Company granted options to purchase 42,138 shares of common stock to a newly-appointed director at an exercise price of $3.86 per share, pursuant to the 2007 Plan.

A summary of the status of the Company’s outstanding stock options as of September 30, 2012 and changes during the period is presented below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2011	1,155,883	$3.64
Granted	–	$–
Forfeited and expired	(167,733)	$2.62
Outstanding at September 30, 2012	988,150	$3.81
Options exercisable at September 30, 2012	941,868	$3.88

The following table summarizes information about outstanding stock options at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1,548.00	219	3.1	$1,548.00	219	$1,548.00
$1,350.00	235	6.0	$1,350.00	235	$1,350.00
$912.00	1,171	6.0	$912.00	1,171	$912.00
$180.00	1,250	6.3	$180.00	1,250	$180.00
$5.50	4,000	7.9	$5.50	2,000	$5.50
$3.86	42,138	8.4	$3.86	33,035	$3.86
$2.46	234,865	4.6	$2.46	216,354	$2.46
$1.56	29,000	7.7	$1.56	12,332	$1.56
$1.50	675,272	5.6	$1.50	675,272	$1.50
$1.50 to $1,548.00	988,150	5.5	$3.81	941,868	$3.88

The following table summarizes the activity of non-vested outstanding stock options:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Non-vested shares at December 31, 2011	229,646	$3.01	8.9
Options granted	–	$–
Options vested	(166,484)	$3.15
Options forfeited or expired	(16,880)	$2.87
Non-vested shares at September 30, 2012	46,282	$2.54	8.2

As of September 30, 2012, there was approximately $35,000 of unrecognized compensation costs related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.4 years.

At September 30, 2012, there were 1,128,770 shares available for issuance under the 2007 Plan.

The intrinsic value of options outstanding at September 30, 2012 was $0.

Warrants

As of September 30, 2012, there were 16,587,843 warrants outstanding with terms expiring through 2017, all of which are currently exercisable.

On July 30, 2012, in conjunction with an amendment to the MMB Loan Agreement, the Company issued to MMB a warrant to purchase 4,000,000 shares of the Company’s common stock at a price of $0.40 per share. The warrant was immediately exercisable and expires on July 30, 2017. The Company valued the warrant at approximately $698,000 at the date of grant.

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

A summary of the status of the Company’s outstanding warrants as of September 30, 2012 and changes during the period then ended are presented below:

	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2011	1,270,068	$6.82
Granted	15,317,775	$0.40
Exercised	–	$–
Outstanding at September 30, 2012	16,587,843	$0.89
Warrants exercisable at September 30, 2012	16,587,843	$0.89

The following table summarizes information about outstanding warrants at September 30, 2012:

	Warrants Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$1,704.00	2,383	0.8	$1,704.00
$1,278.00	531	0.8	$1,278.00
$180.00	12,777	1.9	$180.00
$6.00	6,818	0.8	$6.00
$1.96	803,355	1.3	$1.96
$0.50	365,000	4.7	$0.50
$0.40	14,952,775	4.6	$0.40
$0.01	444,204	2.2	$0.01
$0.01 to $1,704.00	16,587,843	4.4	$0.89

NOTE 12. INTEREST EXPENSE

	(Amounts in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest on various notes	$–	$27	$27	$27
Interest arising from amortization of debt discount	256	–	410	–
Interest on financing arrangements	135	1,327	304	2,006
Interest expense	$391	$1,354	$741	$2,033

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2012 and 2011 is as follows:

	(Amounts in Thousands)
	Nine Months Ended September 30,
	2012	2011
Supplemental Data:
Cash paid for interest	$215	$938
Cash paid for income taxes	$3	$10

Supplemental schedule of non-cash investing and financing activities:
Exchange of inventory in partial satisfaction of outstanding obligation	$131	$1,680
Issuance of common stock in partial satisfaction of current liabilities	$2,005	$713
Issuance of warrant in partial satisfaction of current liability	$202	$–
Cashless exchange of 572,990 warrants for 570,867 shares of common stock	$–	$1
Issuance of notes payable to satisfy current liabilities	$–	$2,583

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

The following table sets forth the retirement trust’s approximate benefit obligations, fair value of the plans assets, and funded status for the defined benefit pension plan for the nine months ended September 30, 2012.

Change in benefit obligation
Benefit obligation at January 1, 2012	$1,148,107
Service cost	–
Interest cost	43,054
Actuarial gain	(1,245)
Disbursements	(10,304)
Benefit obligation at September 30, 2012	$1,179,612
Change in plan assets
Fair value of plan assets at January 1, 2012	$899,328
Employer contributions	–
Benefit payments	(10,304)
Actual return on assets	71,405
Fair value of plan of assets at September 30, 2012	$960,429
Funded status	$(219,183)

The amount unfunded as of December 31, 2011 was approximately $249,000.

Net periodic pension cost for the period January 1, 2012 through September 30, 2012 consists of the following:

Service costs	$–
Interest costs	43,054
Expected return on assets	(40,485)
Amortization costs	8,288
Net periodic pension cost	$10,857

Actuarial assumptions are described below:

Discount rate	5.00%
Expected long-term rate of return on plan assets	6.00%
Rate of compensation increase	0.00%

Amounts recognized in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Non-current liabilities	$219,183	$248,779

Amounts recognized in accumulated other comprehensive income for the nine months ended September 30, 2012:

Minimum pension liability	$40,453

Accrued pension expense as of September 30, 2012	$10,857

The following table sets forth, by level, within the fair value hierarchy, the plan’s assets measured at fair value as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Cash/Money Market/CDs	$16,224	$–	$–	$16,224
Mutual Funds	944,205	–	–	944,205
Total Investments at Fair Value	$960,429	$–	$–	$960,429

The following table sets forth, by level, within the fair value hierarchy, the plan’s assets measured at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Cash/Money Market/CDs	$25,924	$–	$–	$25,924
Mutual Funds	873,404	–	–	873,404
Total Investments at Fair Value	$899,328	$–	$–	$899,328

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the remaining 2012 year is approximately $4,000.

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

FOOTNOTE 16. SUBSEQUENT EVENT

On November 9, 2012, the Company entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with MMB, pursuant to which the parties agreed to amend that certain Loan and Security Agreement dated as of March 9, 2012 and that certain First Amendment to Loan and Security Agreement dated as of July 30, 2012, by and between the Company and MMB. Pursuant to the Second Amendment, MMB agreed to provide up to $150,000 in additional funding to the Company under the Loan and Security Agreement under the same terms and conditions.

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

Results of Operations

For the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our consolidated condensed statements of operations and comprehensive (loss) income:

	(Amounts in Thousands Except Per Share Data) For the Three Months Ended September 30,
	2012		2011

Revenue	$154	100%	$1,166	100%
Cost of goods sold	131	85	1,837	158
Gross income (loss)	23	15	(671)	(58)
Operating expenses:
General and administrative	779	506	1,418	122
Selling and marketing	100	65	396	34
Depreciation and amortization	18	12	252	21
Total operating expenses	897	583	2,066	177
Loss from operations	(874)	(568)	(2,737)	(235)
Gain on extinguishment of liabilities	1,068	694	–	–
Other income	9	6	–	–
Interest expense	(391)	(254)	(1,354)	(116)
Loss from operations before income taxes	(188)	(122)	(4,091)	(351)
Income taxes	–	–	–	–
Net loss	$(188)	(122)%	$(4,091)	(351)%
Loss per common share – basic	$(0.02)		$(0.53)
Loss per common share – diluted	$(0.02)		$(0.53)

Net Revenues. Net revenues for the three months ended September 30, 2012 were approximately $154,000, compared to approximately $1.2 million for the comparable 2011 period. Our revenue for the quarter was derived primarily from royalty revenue from the sub-publishing and distribution agreement for our Minute to Win It game on the Microsoft gaming platform.

During the third quarter of 2011, our sales consisted primarily of casual game sales in North America. The breakdown of gross sales by platform for the third quarter of 2011 was approximately 75% for the Nintendo Wii platform, approximately 23% for the Nintendo DS platform, approximately 1% for the Sony PS3 platform, and approximately 1% for the Microsoft Xbox 360 platform. The 2011 period consisted of approximately 218,000 units sold in North America at an average gross price of $5.12 per unit. Consistent with our shift to a digital strategy, we reduced our development of new boxed games in 2011, and therefore had fewer new products in the marketplace. In addition, in July 2011, we began selling our legacy console games via a distribution agreement at prices at or marginally above cost.

Gross Income (Loss). Gross income for the three months ended September 30, 2012 was approximately $23,000, or 15% of net revenue, while gross loss for the three months ended September 30, 2011 was approximately $(671,000), or (58)% of net revenue. The costs included in cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. During the third quarter of 2012, net revenues were derived primarily from royalty revenue related to the sub-publishing and distribution agreement for our Minute to Win It game on the Microsoft gaming platform. Cost of goods sold was negatively impacted during the third quarter of 2012 due to downwardly-revised sales expectations for one game currently in production, which resulted in an additional $16,000 of product development cost during the period. The 2011 sales were primarily catalogue product sold at cost or marginally above, therefore generating minimal gross profit. Additionally during the 2011 period, in conjunction with our distribution agreement, approximately $160,000 of per-unit tech fees were deferred pending receipt of reports from the distributor indicating the revenue had been earned. The gross margin was adversely affected by the acceleration of approximately $214,000 of product development amortization on our catalogue products due to a combination of reforecasting of projected future sales for each game in conjunction with the Company’s move towards its digital strategy, and low margins on the sales of our catalogue products, which required additional amortization of product development costs which could not be recouped from the sales price of the goods. Increased inventory reserves for product being sold below cost or for product that we could be unable to sell accounted for approximately $266,000 of additional expense during the quarter, and approximately $24,000 of additional royalty expense was recorded as a result of changes in estimated unit sales for certain of our products.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2012 were approximately $779,000 as compared to approximately $1.4 million for the comparable period in 2011. Non-cash stock-based compensation included in general and administrative expenses for the three months ended September 30, 2012 was approximately $59,000. For the three months ended September 30, 2011, non-cash stock-based compensation was approximately $147,000, and included approximately $45,000 of expense related to the modification of stock option awards granted to our former Chief Operating Officer. The departmental costs included in general and administrative expenses include executive, finance, legal, information technology, product development, administration, warehouse operations and digital/indiePub initiatives. The decrease in general and administrative expenses was due primarily to savings in salaries and associated benefits and payroll taxes of approximately $360,000. The decrease was due to a reduction in headcount in the 2012 period compared to the 2011 period, combined with cost savings from benefit plan changes that took effect in the third quarter of 2011. In addition, rent expense was reduced by approximately $56,000 due to the relocation of our corporate office to a location more compatible with our anticipated space requirements. Legal and professional fees declined by approximately $152,000 in the 2012 period due to fewer legal and accounting matters during the period. The 2011 period also included approximately $72,000 of expenses related to the early retirement and commitment fees paid to terminate the WCS and Wells Fargo financing facilities and related professional fees. For the 2012 period, the fees associated with our credit facilities approximated $50,000. Other taxes for the third quarter of 2012 decreased by approximately $40,000 compared to the same period in 2011 due to the reduction in authorized shares approved at the May 2012 Annual Meeting of Stockholders. The indiePub and digital initiative costs included in general and administrative expenses for the 2012 period were approximately $140,000, compared to approximately $181,000 for the comparable 2011 period. The savings was due to reduced head count in the 2012 period, the capitalization of certain costs in 2012 related to the development of the indiePub website, and the reduction in advertising during the 2012 period.

Selling and Marketing Expenses. Selling and marketing expenses decreased from approximately $396,000 for the three months ended September 30, 2011 to approximately $100,000 for the three months ended September 30, 2012. Beginning in April 2011, we began eliminating the majority of our sales force associated with our retail boxed games. In July 2011, this elimination was substantially completed when we entered into a distribution agreement for the sale of our legacy console products.

Depreciation and Amortization Expenses. Depreciation expense for the three months ended September 30, 2012 was approximately $18,000 compared to depreciation expense of approximately $34,000 for the comparable 2011 period. The reduction is due to fixed assets that became fully depreciated during the period. In addition, during the 2011 period we had amortization expense of approximately $218,000 for the amortization of intangible assets. The intangible assets were fully amortized as of December 31, 2011, resulting in no further amortization expense.

Interest Expense. Interest expense for the three months ended September 30, 2012 was approximately $391,000, compared to approximately $1.4 million for the three months ended September 30, 2011. The 2012 period interest expense includes approximately $9,000 of default interest related to our Panta agreement (as described below under Limited Recourse Agreement), approximately $127,000 related to our MMB Loan (as described below under Loan Agreement), and approximately $255,000 of interest related to the amortization of deferred debt discount associated with warrants issued and the beneficial conversion feature associated with our convertible loans. The 2011 period includes approximately $1.3 million related to the Panta agreements, approximately $65,000 of default interest related to the Panta agreements, and approximately $27,000 related to our various promissory notes. All interest related to the Panta agreements was accelerated at September 30, 2011, due to our default under the terms of the agreements.

Gain on Extinguishment of Liabilities. During the first nine months of 2012, we entered into agreements with multiple unsecured creditors for the settlement of amounts due to them. During the third quarter of 2012, we recorded a gain on completed settlements of approximately $540,000. We settled these liabilities with a combination of cash and shares of our common stock. In addition, during the third quarter of 2012 we terminated our distribution and sub-publishing agreements. In conjunction with the settlement of amounts owed between us and the other parties, we recorded a gain on the transaction of approximately $528,000.

Income Taxes. For the three months ended September 30, 2012, we recorded a no tax benefit on a pre-tax loss of approximately $(188,000). For the period, a federal tax benefit of 34.0%, state tax expense, net of federal benefit, of (0.8)%, and miscellaneous adjustments, primarily comprised of non-cash interest expense, of (47.1)% were fully offset by a decrease in the valuation allowance of 13.9%. For the three months ended September 30, 2011, we recorded a pre-tax loss of approximately $(4.1) million. All income tax benefits related to this loss were fully offset by an increase in the valuation allowance against our deferred tax assets, as we could not conclude that it was more likely than not that the benefit would be realized.

(Loss) Income Per Common Share. Basic and diluted loss per share for the three months ended September 30, 2012 was approximately $(0.02) based on weighted average shares outstanding for the period of approximately 10.2 million shares. The basic and diluted loss per share for the three months ended September 30, 2011 was $(0.53) based on weighted average shares outstanding for the period of approximately 7.7 million shares. In each period, basic shares was equal to diluted shares due to our net loss position.

For the Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011

The following table sets forth, for the period indicated, the amount and percentage of net revenue for significant line items in our condensed consolidated statements of operations and comprehensive (loss) income:

	(Amounts in Thousands Except Per Share Data) For the Nine Months Ended September 30,
	2012		2011

Revenue	$628	100%	$8,598	100%
Cost of goods sold	881	140	12,628	147
Gross loss	(253)	(40)	(4,030)	(47)
Operating expenses:
General and administrative	3,394	540	6,356	74
Selling and marketing	273	44	2,156	25
Research and development	–	–	2,263	26
Impairment of intangible assets	–	–	1,749	20
Depreciation and amortization	73	12	1,158	14
Total operating expenses	3,740	596	13,682	159
Loss from operations	(3,993)	(636)	(17,712)	(206)
Gain on extinguishment of liabilities	7,629	1,215	–	–
Other expense	(56)	(9)	–	–
Interest expense	(741)	(118)	(2,033)	(24)
Income (loss) from operations before income taxes	2,839	452	(19,745)	(230)
Income taxes	–	–	–	–
Net income (loss)	$2,839	452%	$(19,745)	(230)%
Income (loss) per common share – basic	$0.30		$(2.91)
Income (loss) per common share – diluted	$0.16		$(2.91)

Net Revenues. Net revenues for the nine months ended September 30, 2012 were approximately $628,000, compared to approximately $8.6 million for the comparable 2011 period. Consistent with our shift to a digital strategy, in July 2011, we entered into a distribution agreement for the sale of our legacy console product. Under the distribution agreement, we sold our legacy games at prices at or slightly above the value of the inventory, plus a per-unit tech fee, which represented an unearned advance against future profit sharing with our distributor on such sales. All unearned advances invoiced were deferred until such time when we received information from our distributor that allowed us to conclude that all components of the earnings process had been completed. During the first nine months of 2012, we recognized into revenue approximately $437,000 of royalties under the distribution agreement. In July 2011, we also entered into a sub-publishing and distribution agreement for our Minute to Win it game on the Microsoft gaming platform. We recognized royalties of approximately $116,000 under this agreement during the first nine months of 2012. In August 2012, these agreements were terminated. The remainder of our revenue was derived primarily from sales of our digital games and international royalties.

During the first nine months of 2011, our sales consisted primarily of casual game sales in North America. The breakdown of gross sales by platform for the first nine months of 2011 was approximately 71% for the Nintendo Wii platform, approximately 23% for the Nintendo DS platform, approximately 3% for the Sony PS3 platform, and approximately 3% for the Xbox 360 platform. The 2011 period consisted of approximately 872,000 units sold in North America at an average gross price of $11.08 per unit.

Gross Loss. Gross loss for the nine months ended September 30, 2012 was approximately $(253,000), or (40)% of net revenue, while gross loss for the nine months ended September 30, 2011 was approximately $(4.0) million, or (47)% of net revenue. The costs included in cost of goods sold consist of manufacturing and packaging costs, royalties due to licensors relating to the current period’s revenues and the amortization of product development costs relating to the current period’s revenues. During the first nine months of 2012, net revenues were derived primarily from royalties earned under our sales and distribution agreement, for which sales we had previously recorded royalty and product development expense in 2011, which positively impacted our gross margin. In addition, during the second and third quarters of 2012, we downwardly revised sales expectations for several products currently in production, as well as for two games currently being sold, which resulted in an additional $419,000 of product development costs during the period. The 2011 sales were primarily catalogue product sold at a price at or slightly above the value of the inventory, therefore generating minimal gross profit. Additionally, in conjunction with our distribution agreement, during the 2011 period, we deferred approximately $160,000 of per-unit tech fees, which were realized and recorded in 2012. The gross margin was adversely affected by the acceleration of approximately $2.6 million of product development amortization on our catalogue products due to their shortened expected lives, as we moved towards our digital strategy. In addition, during 2011, we downwardly revised sales expectations for two products that we intended to release in late 2011, which resulted in an additional $272,000 of product development costs. Increased inventory reserves for product being sold below cost or that we could be unable to sell accounted for approximately $1.7 million of additional expense during 2011, and approximately $482,000 of additional royalty expense as a result of changes in estimated unit sales for certain of our products.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2012 were approximately $3.4 million as compared to approximately $6.4 million for the comparable period in 2011. Non-cash stock-based compensation included in general and administrative expenses was approximately $193,000 and $899,000 for the nine months ended September 30, 2012 and 2011, respectively. Non-cash stock-based compensation included in general and administrative expenses for the nine months ended September 30, 2012 included approximately $13,000 of expense related to the modification of stock option awards previously granted to our former Chief Financial Officer. Non-cash stock-based compensation included in general and administrative expenses for the nine months ended September 30, 2011 included approximately $579,000 of expense related to the modification of stock option awards granted primarily to our Chief Executive Officer, former Chief Operating Officer and our former President. The department costs included in general and administrative expenses include executive, finance, legal, information technology, product development, administration, warehouse operations and digital/indiePub initiatives. The decrease in general and administrative expenses was due primarily to savings in salaries and associated benefits and payroll taxes of approximately $1,336,000 as a result of a reduction in headcount in the 2012 period compared to the 2011 period, combined with cost savings from benefit plan changes that took effect in the third quarter of 2011. The expiration of fee agreements with certain of our current and former executives for their guarantees of our previous accounts receivable factoring facility accounted for an additional savings of approximately $168,000 during the nine-month period. In addition, cost-saving measures implemented in late 2011 accounted for a reduction in office expense of approximately $121,000. Other taxes decreased by approximately $88,000 during the 2012 period due to a reduction in the number of authorized shares of common stock approved at our May 2012 Annual Meeting of Stockholders. In addition, we had fewer legal and accounting matters during the 2012 period, resulting in a savings of approximately $266,000 for outside services. These savings were partially offset by increased net rent expense of approximately $204,000. During the first quarter of 2012, we relocated our corporate office to a location more compatible with our expected future space requirements, which also provides significant cost savings. In conjunction with our relocation, we recorded approximately $466,000 of rent expense for the remaining lease term of the office location we were no longer using. During the second quarter of 2012, we negotiated a settlement with our former landlord and eliminated the majority of the liability for the unsatisfied lease term, which settlement was included in Gain on Extinguishment of Liabilities in our condensed consolidated statements of operations and comprehensive (loss) income. In addition, we had increased consulting costs of approximately $80,000 in 2012 due to the utilization of services of various consultants due to our reduced headcount. The 2011 period also includes approximately $537,000 of expenses related to early retirement and commitment fees paid to terminate the WCS and Wells Fargo financing facilities and related professional fees. The fees for our current loans approximated $130,000 during the first nine months of 2012. The indiePub and digital initiative costs included in general and administrative expenses for the 2012 period were approximately $351,000, compared to approximately $535,000 for the comparable 2011 period. The savings was due to reduced head count in the 2012 period, the capitalization of certain costs in 2012 related to the development of the indiePub website, the elimination of office space leased in the 2011 period for indiePub employees, and elimination of attendance at trade shows and reduced advertising in the 2012 period.

Selling and Marketing Expenses. Selling and marketing expenses decreased from approximately $2.2 million for the nine months ended September 30, 2011 to approximately $273,000 for the nine months ended September 30, 2012. Beginning in April 2011, we began eliminating the majority of our sales force associated with our retail boxed games. In July 2011, this elimination was substantially completed when we entered into a distribution agreement for the sale of our legacy console products.

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

Depreciation and Amortization Expenses. Depreciation and amortization costs for the nine months ended September 30, 2012 were approximately $73,000 compared to approximately $1.2 million in the 2011 period. The amortization of intangible assets was approximately $1.1 million for the nine months ended September 30, 2011. The Company’s intangible assets were fully amortized as of December 31, 2011, resulting in no further amortization expense.

Interest Expense. Interest expense for the nine months ended September 30, 2012 was approximately $741,000 as compared to approximately $2.0 million for the nine months ended September 30, 2011. The 2012 period includes approximately $27,000 of interest related to various notes that were outstanding during the period, approximately $62,000 of default interest related to our MMB and Panta agreements (as described below under Limited Recourse Agreement), approximately $242,000 related to our new MMB Loan (as described below under Loan Agreement), and approximately $410,000 of interest related to the amortization of deferred debt discount associated with warrants issued and the beneficial conversion feature associated with our convertible loans. The 2011 period includes approximately $574,000 of interest for the receivable factoring facility, approximately $65,000 of interest for the purchase order financing facility, approximately $1.3 million related to the Panta agreements, approximately $65,000 of default interest related to the Panta agreements and approximately $27,000 of interest related to various notes payable.

Gain on Extinguishment of Liabilities. During the first nine months of 2012, we entered into agreements with multiple unsecured creditors for the settlement of amounts due to them. During the first nine months of 2012, we recorded a gain on completed settlements of approximately $7.1 million. We settled these liabilities with a combination of cash, inventory, shares of our common stock, and warrants to purchase our common stock. In addition, during the third quarter of 2012 we terminated our distribution and sub-publishing agreements. In conjunction with the settlement of amounts owed between us and the other parties, we recorded a gain on the transaction of approximately $528,000.

Income Taxes. For the nine months ended September 30, 2012, we recorded pre-tax income of approximately $2.8 million due to the gain recognized on the settlement of certain liabilities with our unsecured creditors and the termination and settlement of our distribution and sub-publishing agreements. Income tax expense was recorded at a rate of 0% for the period. This rate includes federal tax expense at a 34.0% rate, state tax expense, net of federal benefit, of 2.3%, and miscellaneous adjustments of 5.0%. This income tax expense was offset entirely by a decrease in our valuation allowance of 41.3%. We recorded no income tax benefit for the nine months ended September 30, 2011 against our pre-tax loss of approximately $19.7 million. A federal income tax benefit calculated at a 34% rate was fully offset by an increase in our valuation allowance against our deferred tax assets, as we could not conclude that it was more likely than not that the deferred tax assets would be realized.

Income (Loss) Per Common Share. Basic income per share for the nine months ended September 30, 2012 was approximately $0.30 based on weighted average shares outstanding for the period of approximately 9.4 million shares. Diluted income per share for the nine months ended September 30, 2012 was approximately $0.16 based on weighted average shares outstanding for the period of approximately 21.6 million shares. The basic and diluted loss per share for the nine months ended September 30, 2011 was $(2.91) based on weighted average shares outstanding for the period of approximately 6.8 million shares.

Liquidity and Capital Resources

We had net income of approximately $2.8 million for the nine months ended September 30, 2012, comprised primarily of a loss from operations of approximately $(4.0) million, interest expense of approximately $741,000, and a non-cash gain on the settlement of liabilities of approximately $7.6 million. Our principal sources of cash during 2012 were net borrowings under our current and previous financing arrangements. During 2011, our principal sources of cash were proceeds from the sale of our common stock in July, the use of our purchase order and receivable financing arrangements and cash generated from operations throughout the period.

Net cash used in operating activities for the nine months ended September 30, 2012 was approximately $4.8 million due primarily to cash utilized for operations during the quarter, including approximately $823,000 for the development of new products and cash used to settle certain liabilities with our unsecured creditors during the period. During the comparable 2011 period, net cash provided by operating activities was approximately $7.8 million, due primarily to a decrease in receivables and due from factor resulting from the collection of the December 31, 2010 receivables, as well as a decrease in inventory, as we sold a significant amount of the December 31, 2010 inventory during the first nine months of 2011. This was offset by cash utilized for operating expenses during the first nine months of 2011.

Net cash used in investing activities was approximately $4,000 and $72,000 for the nine months ended September 30, 2012 and 2011, respectively. In each period, the amount used was for the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2012 was approximately $4.8 million, and consisted primarily of borrowings under our Limited Recourse Agreement and Loan Agreement (as described more fully below). These borrowings were offset by the repayment of a portion of the Limited Recourse Agreement with proceeds from our new Loan Agreement. Net cash used in financing activities for the nine months ended September 30, 2011 was approximately $8.0 million, consisting primarily of: (i) net proceeds from the sale of our common stock of approximately $1.6 million; (ii) net repayments of approximately $8.0 million on our receivable factoring facility; (iii) net repayments of approximately $1.6 million on our purchase order financing facility, and; (iv) net borrowings of approximately $0.1 million on our limited recourse agreement. This was partially offset by the issuance of the WCS Note for $183,000 in 2011.

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

During the nine months ended September 30, 2012 and 2011, we sold $0 and approximately $11.6 million, respectively, of receivables to WCS with recourse.  At September 30, 2012 and December 31, 2011, accounts receivable and due from factor were $0 and there were no advances outstanding to us as of September 30, 2012 or December 31, 2011.  The interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income and were $0 and approximately $1,000 for three months ended September 30, 2012 and 2011, respectively, and were $0 and approximately $575,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.

Purchase Order Facility

We previously utilized purchase order financing with Wells Fargo Bank, National Association (“Wells Fargo”) to fund the manufacture of video game products. Under the terms of our agreement (the “Assignment Agreement”), we assigned purchase orders received from customers to Wells Fargo, and requested that Wells Fargo purchase the required materials to fulfill such purchase orders.  Wells Fargo, which could accept or decline the assignment of specific purchase orders, retained us to manufacture, process and ship ordered goods, and paid us for our services upon Wells Fargo’s receipt of payment from the customers for such ordered goods. Upon payment in full of the purchase order invoice by the applicable customer to Wells Fargo, Wells Fargo re-assigned the applicable purchase order to us.  On June 24, 2011, Zoo Publishing, the Company and Wells Fargo entered into a Termination Agreement.  Pursuant to the Termination Agreement, we paid off the balance due of approximately $148,000 and paid $50,000 in full satisfaction of the commitment fee required under the agreement. The commitment fee was included in general and administrative expenses at that date in the condensed consolidated statements of operations and comprehensive (loss) income.  Wells Fargo released all security interests that they and their predecessors held in the Company’s assets.

There were no amounts outstanding as of September 30, 2012 and December 31, 2011. The effective interest rate on advances was 5.25% as of the termination date. The charges and interest expense on the advances are included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income and were $0 for each of the three month periods ended September 30, 2012 and 2011, and $0 and approximately $65,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

On March 9, 2012, the amounts due to MMB were repaid utilizing borrowings under the Loan Agreement. Borrowings and accrued interest owed to Panta in the amount of approximately $219,000 remained outstanding as of September 30, 2012.

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

On July 30, 2012, we entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with MMB, pursuant to which the parties agreed to amend that certain Loan and Security Agreement dated as of March 9, 2012, by and between us and MMB. Pursuant to the First Amendment, MMB agreed to provide up to $1,600,000 in additional funding to us under the Loan and Security Agreement with substantially the same terms and conditions. In connection with the First Amendment, we issued MMB an immediately exercisable warrant to purchase up to 4,000,000 shares of our common stock at $0.40 per share, which warrant is exercisable through July 30, 2017. The fair value of the warrants and the beneficial conversion feature of the convertible loan balance resulted in a reduction to the face amount of the indebtedness by approximately $757,000, which amount will be amortized into interest expense over the term that the borrowings are outstanding utilizing the effective interest method. In addition, MMB notified us that it was exercising its right to convert all accrued and unpaid interest outstanding under the Loan and Security Agreement through June 30, 2012, which amount was approximately $114,480, into the outstanding loan balance. As of September 30, 2012, there were borrowings of approximately $5,859,000 and available borrowings remaining of approximately $123,000 under the Loan Agreement and First Amendment. As of November 9, 2012, all available borrowings had been fully utilized.

On November 9, 2012, we entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with MMB, pursuant to which the parties agreed to amend that certain Loan and Security Agreement dated as of March 9, 2012 and that certain First Amendment to Loan and Security Agreement dated as of July 30, 2012, by and between the Company and MMB. Pursuant to the Second Amendment, MMB agreed to provide to us up to $150,000 in additional funding under the Loan and Security Agreement under the same terms and conditions.

Debt Settlements

As of September 30, 2012, we entered into agreements providing for the settlement of approximately $10.8 million of liabilities due to unsecured creditors for approximately $990,000 in cash, approximately 2.6 million shares of our common stock, approximately $131,000 in inventory, and warrants to purchase 365,000 shares of our common stock at an exercise price of $0.50 per share. Of the approximate $10.8 million in settlement agreements entered into, approximately $10.4 million were completed through September 30, 2012, resulting in the payment of cash of approximately $964,000, the relinquishment of approximately $131,000 in inventory, the issuance of approximately 2.4 million shares of our common stock valued at approximately $2.0 million, the issuance of warrants to purchase 365,000 shares of our common stock at an exercise price of $0.50 per share, valued at approximately $202,000, and a gain recorded during the period of approximately $7.1 million. Of the settlements not yet completed, we have paid cash to the unsecured creditors of approximately $26,000 and will issue approximately 165,000 shares of our common stock. We anticipate these settlements will be finalized during the fourth quarter of 2012, although no assurances can be given in this regard.

Distribution Agreements

On July 12, 2011, we entered into a distribution agreement with a developer and distributor of interactive entertainment software to distribute our legacy console assets. The agreement granted the distributor the exclusive right to purchase video games from us and sell and distribute such video games to wholesalers and retailers in the United States, South America and Europe for a term of three years. Under the terms of the agreement, the distributor would pay us the cost for each unit sold, plus an unearned advance against future royalties on the distributor’s net receipts from sales, which unearned advance was paid to us in the form of a per-unit fee for each unit manufactured. As of December 31, 2011, we had deferred recognition of approximately $383,000 of unearned advances from the per-unit tech fee, as we were unable to conclude at that date that all components of the earnings process had been completed. The unearned advances were recorded in the caption accrued expenses and other current liabilities on our condensed consolidated balance sheets at December 31, 2011. Through September 2012, based upon royalty reports we received from our distributor, we were able to conclude that advances from the per-unit tech fee and royalties in the amount of approximately $437,000 were earned, which amount we recorded as revenue. On August 17, 2012, the distribution agreement was terminated and all amounts owed between the parties to the agreement were settled.

On July 12, 2011, we entered into a sub-publishing and distribution agreement with a developer and distributor of interactive entertainment software to sub-publish, manufacture and distribute our Minute to Win It game on the Microsoft gaming platforms. The agreement granted the sub-publisher the exclusive right to sub-publish, manufacture and distribute the product in the United States and Latin America for a term of five years, or until the date that Zoo’s rights to the product terminated, whichever was earlier. Under the terms of the agreement, we earned royalties based upon the distributor’s net receipts from the sale of the game. Prior to earning such royalties, we were entitled to receive certain advance payments from the distributor, including: (i) an advance payment at the date of the signing of the agreement; (ii) a per-unit recoupable advance due within five days of Microsoft certification; (iii) a per-unit recoupable advance due within five business days of shipments to customers of the product; and (iv) a per-unit recoupable advance due upon the sell-through of the product by the end retailer. In October 2011, we received certification for Minute to Win It on the Microsoft gaming platforms and sales of the product commenced. All advance payments related to the agreement were deferred until such time when we received information from our distributor that allowed us to conclude that all components of the earnings process had been completed. During the third quarter of 2012, based upon royalty reports we received from the sub-publisher and distributor, we were able to conclude that royalties of approximately $116,000 were earned, which amount we recorded as revenue. On August 17, 2012, the sub-publishing and distribution agreement was terminated and all amounts owed between the parties to the agreement were settled.

In conjunction with the termination and settlement of these agreements, we recorded a gain on the settlement of approximately $528,000.

Conclusion

Due to the losses we have incurred since inception, we are unable to predict whether we will have sufficient cash from operations to meet our financial obligations for the twelve month period beginning October 1, 2012. Accordingly, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal years ended December 31, 2011 and 2010 includes an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on, among other factors, the following significant short-term actions: (i) management’s ability to generate cash flows from operations sufficient to maintain our daily business activities; (ii) our ability to reduce expenses and overhead; (iii) our ongoing ability to renegotiate certain obligations; and (iv) our ability to raise additional capital. Management’s active efforts in this regard include negotiations with certain vendors to satisfy cash obligations with non-cash assets or equity, reductions of headcount and overhead obligations, and the development of strategies to convert other non-cash assets into cash. There can be no assurance that all or any of these actions will meet with success. We may be required to seek alternative or additional financing to maintain or expand our existing operations through the sale of our securities, an increase in our credit facilities, or otherwise, and there can be no assurance that we will secure financing, and if we are able to, that such financing will be on favorable terms to us or our stockholders. Our failure to obtain financing, if needed, could have a material adverse effect upon our business, financial condition and results of operations.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates since the year ended December 31, 2011. A complete description of our critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 and also in Note 3 to the unaudited condensed consolidated financial statements included in this quarterly report for the period ended September 30, 2012.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases.

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

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 11, 2012, the Company issued 9,034 shares of restricted common stock for an aggregate purchase price equaling $6,324. The shares were issued to partially satisfy an outstanding liability owed by the Company.

On August 14, 2012, the Company issued 42,545 shares of restricted common stock for an aggregate purchase price equaling $17,869. The shares were issued to partially satisfy an outstanding liability owed by the Company.

On August 22, 2012, the Company issued 220,745 shares of restricted common stock for an aggregate purchase price equaling $90,505. The shares were issued to partially satisfy an outstanding liability owed by the Company.

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

101*

The following materials from Zoo Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: November 14, 2012

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

101*

The following materials from indiePub Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Stockholders’ Deficit and (v) Notes to Condensed Consolidated Financial Statements.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

